Form 10-Q
period 2020-09-30
East Resources Acquisition Co
filed 2020-11-16
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(561) 826-3620

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

As of November 16, 2020 there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

ASSETS
Current assets
Cash	$769,449
Prepaid expenses	290,899
Total Current Assets	1,060,348

Cash and securities held in Trust Account	345,015,750
Total Assets	$346,076,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$45,345
Deferred underwriting fee payable	12,075,000
Total Liabilities	12,120,345

Commitments

Class A common stock subject to possible redemption, 32,895,575 shares at redemption value	328,955,750

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,604,425 issued and outstanding (excluding 32,895,575 shares subject to possible redemption)	160
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,128,056
Accumulated deficit	(129,076)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,076,098

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from May 22, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$144,358	$144,826
Loss from operations	(144,358)	(144,826)

Other income:
Interest earned on marketable securities held in Trust Account	15,750	15,750

Net Loss	$(128,608)	$(129,076)

Weighted average shares outstanding, basic and diluted (1)	9,015,045	8,564,001

Basic and diluted net loss per common share	$(0.01)	$(0.02)

(1)	Excludes an aggregate of 32,895,575 shares subject to possible redemption.

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 22, 2020 (Inception)	—	$—	$—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsors	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(468)	(468)

Balance – June 30, 2020	—	—	8,625,000	$863	$24,137	$(468)	$24,532

Sale of 34,500,000 Units, net of underwriting discounts	34,500,000	3,450	—	—	325,156,379	—	325,159,829

Sale of 8,900,000 Private Placement Warrants	—	—	—	—	8,900,000	—	8,900,000

Common stock subject to possible redemption	(32,895,575)	(3,290)	—	—	(328,952,460)	—	(328,955,750)

Net loss	—	—	—	—	—	(128,608)	(128,608)

Balance – September 30, 2020	1,604,425	$160	8,625,000	$863	$5,128,056	$(129,076)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(129,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(15,750)
Changes in operating assets and liabilities:
Prepaid expenses	(290,899)
Accrued expenses	45,345
Net cash used in operating activities	(390,380)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Advances from related party	265,763
Repayment of advances from related party	(265,763)
Proceeds from promissory note—related party	97,126
Repayment of promissory note—related party	(97,126)
Payment of offering costs	(865,171)
Net cash provided by financing activities	346,159,829

Net Change in Cash	769,449
Cash — Beginning	—
Cash — Ending	$769,449

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$329,084,360
Change in value of common stock subject to possible redemption	$(128,610)
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

East Resources Acquisition Company (the “Company”) is a newly organized blank check company incorporated in Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus its search for a target business in the energy industry in North America. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 22, 2020 (inception) through September 30, 2020 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $19,840,171, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $865,171 of other offering costs. In addition, at September 30, 2020, cash of $769,449 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).  Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 24, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 27, 2020 and July 31, 2020. The interim results for the three months ended September 30, 2020 and for the period from May 22, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 26,150,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	For the Period from May 22, 2020 (Inception) Through September 30,
	2020	2020
Net loss	$(128,608)	$(129,076)
Less: Income attributable to shares subject to possible redemption	—	—
Adjusted net loss	$(128,608)	$(129,076)

Weighted average shares outstanding, basic and diluted	9,015,045	8,564,001

Basic and diluted net loss per common share	$(0.01)	$(0.02)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option on August 25, 2020, in the amount of 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2020, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The Founder Shares included up to an aggregate of 1,125,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on August 25, 2020, 1,125,000 Founder Shares are no longer subject to forfeiture.

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

SEPTEMBER 30, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2020, there was 1,604,425 shares of Class A common stock issued and outstanding, excluding 32,895,575 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$328,955,750

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $128,608, which consists of operating costs of $144,358, offset by interest income on marketable securities held in the Trust Account of $15,750.

For the period from May 22, 2020 (inception) through September 30, 2020, we had a net loss of $129,076, which consists of operating costs of $144,826, offset by interest income on marketable securities held in the Trust Account of $15,750.

Liquidity and Capital Resources

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

For the period from May 22, 2020 (inception) through September 30, 2020, cash used in operating activities was $390,380. Net loss of $129,076 was affected by interest earned on marketable securities held in the Trust Account of $15,750 and changes in operating assets and liabilities, which used $245,554 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the trust account of $345,015,750. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $769,449 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

EAST RESOURCES ACQUISITION COMPANY

Date: November 16, 2020	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer Officer)

Date: November 16, 2020	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)