Form 10-K/A
period 2020-12-31
East Resources Acquisition Co
filed 2021-07-16
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of July 16, 2021, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A, references to:

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

EXPLANATORY NOTE

East Resources Acquisition Company (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or this “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 26, 2021 (the “Original Filing”), to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statements as of July 27, 2020 and as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

In the process of evaluating its financial statements we also reassessed the accounting for our forward purchase agreement and determined that the obligation to issue FPA Shares and FPA Warrants represents a forward contract that meets the definition of derivative liability in accordance with ASC 815-40. Based on this reassessment, we determined that the forward contract should be classified as a liability measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The Company also restated its financial statements to classify all Class A common stock in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials (“ASC 480-10-S99”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,636,578 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

As a result, on May 18, 2021, after consultation with the Company’s board of directors, management concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on July 31, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 26, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

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

PART I

Item 1.	Business.

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

Acquisition Criteria

Consistent with our acquisition strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses.  We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire companies or assets that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial business combination with a target considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (“SEC”).

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

As of the date of this report, we have approximately $91,044 held outside the trust account that is available to us. If we are required to seek additional capital, we would need to withdraw interest from the trust account as described elsewhere in this report (i.e. for our franchise and income taxes as well as expenses relating to the administration of the trust account) and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Our warrants and forward purchase agreement are accounted for as liabilities and the changes in fair value of each could have a material effect on our financial results.

The Public Statement regarding the accounting and reporting considerations for warrants issued by SPACs, focused on warrants that have certain settlement terms and provisions related to certain tender offers, or warrants which do not meet the criteria to be considered indexed to an entity’s own stock. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we re-evaluated the accounting treatment of our warrants and forward purchase agreement, and determined that they should be classified as derivative liabilities measured at fair value, with changes in fair value reflected on the statement of operations for each respective period. As a result, derivative liabilities related to our outstanding warrants and forward purchase agreement are included on our balance sheet as of December 31, 2020. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in fair value to be reflected on the statement of operations. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our outstanding warrants and forward purchase agreement in each reporting period, and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.

Following the issuance of the Public Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the Public Statement, it was appropriate to restate our previously issued audited financial statements as of December 31, 2020, and for the period from May 22, 2020 (inception) through December 31, 2020. As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures, and could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants and forward purchase obligations as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from May 22, 2020 (inception) through December 31, 2020, we had a net loss of $10,795,459, which consists of operating costs of $476,742, a change in fair value of warrant liability of $7,583,500, a change in fair value of the forward purchase agreement liability of $1,900,000, transaction costs allocable to the warrants of $861,354, offset by interest earned from bank of $33 and interest earned on marketable securities held in the trust account of $26,104.

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

For the period from May 22, 2020 (inception) through December 31, 2020, cash used in operating activities was $570,144. Net loss of $10,795,459 was affected by non-cash charges for the change in fair value of warrant liability of $7,583,500, change in fair value of forward purchase agreement liability of $1,900,000, transaction costs allocable to warrants of $861,354, interest earned on marketable securities held in the trust account of $26,104 and changes in operating assets and liabilities, which used $93,435 of cash from operating activities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness identified by the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and forward purchase obligations as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that William A. Fustos, Alan F. Sobol and Thomas W. Corbett, Jr. are independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Item 16.	Form 10-K/A Summary

None.

Exhibit Index

Exhibit Number	Description

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

4.5	Description of Securities of East Resources Acquisition Company (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021)

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
10.8

Indemnity Agreement, dated July 23, 2020, between the Company and Ben Wingard (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.9

Indemnity Agreement, dated July 23, 2020, between the Company and Jacob Long (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.10

Indemnity Agreement, dated July 23, 2020, between the Company and James S. Morrow (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.11

Indemnity Agreement, dated July 23, 2020, between the Company and Kim S. Pegula (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.12

Indemnity Agreement, dated July 23, 2020, between the Company and William A. Fustos (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.13

Indemnity Agreement, dated July 23, 2020, between the Company and Allen F. Sobol (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.14

Indemnity Agreement, dated July 23, 2020, between the Company and Thomas W. Corbett, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.15

Business Services Agreement, by and between the Company and JKLM Energy, LLC dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on December 1, 2020)

10.16

Business Services Agreement, by and between the Company and East Management Services, LP dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on December 1, 2020

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

East Resources Acquisition Company

Date: July 16, 2021	By:	/s/ Terrence M. Pegula
Terrence M. Pegula
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Terrence M. Pegula	Chief Executive Officer, President and Chairman	July 16, 2021
Terrence M. Pegula	(Principal Executive Officer)

/s/ Gary L. Hagerman, Jr.	Chief Financial Officer, Treasurer and Director	July 16, 2021
Gary L. Hagerman, Jr.	(Principal Financial and Accounting Officer)

/s/ James S. Morrow	Director	July 16, 2021
James S. Morrow

/s/ Kim S. Pegula	Director	July 16, 2021
Kim S. Pegula

/s/ William A. Fustos	Director	July 16, 2021
William A. Fustos

/s/ Thomas W. Corbett, Jr.	Director	July 16, 2021
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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 22, 2020 (inception) through December 31, 2020, have been restated.

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

Houston, TX

March 26, 2021, except for the effects of the restatement discussed in Note 2, as to which the date is July 16, 2021.

EAST RESOURCES ACQUISITION COMPANY

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$589,685
Prepaid expenses	234,750
Total Current Assets	824,435
Marketable securities held in Trust Account	345,026,104
TOTAL ASSETS	$345,850,539
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$141,315
Forward purchase agreement liability	2,900,000
Warrant liability	29,811,000
Deferred underwriting payable	12,075,000
Total Liabilities	44,927,315
Commitments
Class A common stock subject to possible redemption, 34,500,000 shares at redemption value	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	24,137
Accumulated deficit	(44,101,776)
Total Stockholders’ Deficit	(44,076,776)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,850,539

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$476,742
Loss from operations	(476,742)
Other income (expenses):
Change in fair value of warrant liability	(7,583,500)
Change in fair value of forward purchase agreement liability	(1,900,000)
Transaction costs allocable to warrants	(861,354)
Interest earned - bank	33
Interest earned on marketable securities held in Trust Account	26,104
Other expenses, net	(10,318,717)
Loss before provision for income taxes	(10,795,459)
Net loss	$(10,795,459)
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	33,668,790
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,145,740
Basic and diluted net loss per share, Non-redeemable common stock	$(1.33)

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance May 22, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of 34,500,000 Units, net of underwriting Discounts, offering costs, Public Warrant liability and FPA liability	34,500,000	3,450	—	—	310,355,233	—	310,358,683
Sale of 8,900,000 Private Placement Warrants	—	—	—	—	1,335,000	—	1,335,000
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(311,690,233)	(33,306,317)	(345,000,000)
Net loss	—	—	—	—	—	(10,795,459)	(10,795,459)
Balance – December 31, 2020	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(10,795,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	7,583,500
Change in fair value of forward purchase agreement liability	1,900,000
Transaction costs allocable to warrants	861,354
Interest earned on marketable securities held in Trust Account	(26,104)
Changes in operating assets and liabilities:
Prepaid expenses	(234,750)
Accrued expenses	141,315
Net cash used in operating activities	(570,144)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Advances from related party	265,763
Repayment of advances from related party	(265,763)
Proceeds from promissory note – related party	97,126
Repayment of promissory note – related party	(97,126)
Payment of offering costs	(865,171)
Net cash provided by financing activities	346,159,829
Net Change in Cash	589,685
Cash – Beginning of period	—
Cash – End of period	$589,685
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$345,000,000

Deferred underwriting fee payable	$12,075,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 22, 2020. On July 27, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to East Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

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

In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Proposed Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses or cash.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of July 27, 2020 (audited)
Warrant Liability	$—	$19,550,000	$19,550,000
Forward purchase agreement liability	—	1,000,000	1,000,000
Class A Common Stock Subject to Possible Redemption	285,659,360	59,340,640	345,000,000
Class A Common Stock	143	(143)	—
Additional Paid-in Capital	4,999,463	(4,975,326)	24,137
Accumulated Deficit	(468)	(74,915,171)	(74,915,639)

Number of Class A common stock subject to possible redemption	28,565,936	5,934,064	34,500,000

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$16,736,000	$16,736,000
Forward purchase agreement liability	—	550,000	550,000
Class A Common Stock Subject to Possible Redemption	328,955,750	16,044,250	345,000,000
Class A Common Stock	160	(160)	—
Additional Paid-in Capital	5,128,056	(5,103,919)	24,137
Accumulated Deficit	(129,076)	(28,226,171)	(28,355,247)

Number of Class A common stock subject to possible redemption	32,895,575	1,604,425	34,500,000

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$29,811,000	$29,811,000
Forward purchase agreement liability	—	2,900,000	2,900,000
Class A Common Stock Subject to Possible Redemption	328,634,220	16,365,780	345,000,000
Class A Common Stock	164	(164)	—
Additional Paid-in Capital	5,449,582	5,425,445	24,137
Accumulated Deficit	(450,605)	(43,651,171)	(44,101,776)

Number of Class A common stock subject to possible redemption	32,863,422	1,636,578	34,500,000

Statement of Operations for period from May 22, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$5,491,500	$5,491,500
Change in fair value of forward purchase agreement liability	$—	$450,000	$450,000
Transaction costs allocable to warrants	$—	$(861,354)	$(861,354)
Net income (loss)	$(129,076)	$5,080,146	$4,951,070
Weighted average shares outstanding of Class A redeemable common stock	30,971,013	1,521,295	32,492,308
Basic and diluted net income per share, Class A redeemable common stock	$0.00	—	$0.00
Weighted average shares outstanding of non-redeemable common stock	8,564,001	(754,841)	7,809,160
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.02)	0.65	$0.63

Statement of Operations for period from May 22, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(7,583,500)	$(7,583,500)
Change in fair value of forward purchase agreement liability	$—	$(1,900,000)	$(1,900,000)
Transaction costs allocable to warrants	$—	$(861,354)	$(861,354)
Net loss	$(450,605)	$(10,344,854)	$(10,795,459)
Weighted average shares outstanding of Class A redeemable common stock	32,098,782	1,570,008	33,668,790
Basic and diluted net income per share, Class A redeemable common stock	$0.00	—	$0.00
Weighted average shares outstanding of non-redeemable common stock	9,251,082	(1,105,342)	8,145,740
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	(1.28)	$(1.33)

Statement of Cash Flows for period from May 22, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(5,491,500)	$(5,491,500)
Change in fair value of forward purchase agreement liability	—	(450,000)	(450,000)
Transaction costs allocable to warrants	—	861,354	861,354
Net income (loss)	(129,076)	4,080,146	4,951,070
Initial classification of Class A common stock subject to possible redemption	329,084,360	15,915,640	345,000,000
Change in value of common stock subject to possible redemption	(128,610)	128,610	—

Statement of Cash Flows for period from May 22, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$7,583,500	$7,583,500
Change in fair value of forward purchase agreement liability	—	1,900,000	1,900,000
Transaction costs allocable to warrants	—	861,354	861,354
Net loss	(450,605)	(10,344,854)	(10,795,459)
Initial classification of Class A common stock subject to possible redemption	329,084,360	15,915,640	345,000,000
Change in value of common stock subject to possible redemption	(450,140)	450,140	—

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Loss per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from May 22, 2020 (Inception) Through December 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned and unrealized gain on marketable securities held in Trust Account	$26,104

Less: interest available to be withdrawn for payment of taxes	(26,104)
Net income attributable to Class A common stock subject to possible redemption	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	33,668,790
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Non-Redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(10,795,459)
Less: Net income allocable to Class A Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(10,795,459)
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,145,740
Basic and diluted net loss per share, Non-redeemable common stock	$(1.33)

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option on August 25, 2020, in the amount of 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrants will be added to the net proceeds from the Proposed Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there was 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITY

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrants	(14.8)%
Change in fair value of forward purchase agreement liability	(3.7)%
Transaction costs allocable to warrants	(1.7)%
Valuation allowance	(0.8)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,026,104

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Liabilities:
Warrant Liability – Public Warrants	1	$19,665,000
Warrant Liability – Private Placement Warrants	3	$10,146,000
Forward Purchase Agreement Liability	3	$2,900,000

The Warrants and forward purchase agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheet. The warrant liabilities and forward purchase agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	December 31, 2020	July 27, 2020 (Initial measurement)
Unit price	$10.15	$10.18
Term to initial business combination (in years)	1.0	1.4
Volatility	15.6%	14.0%
Risk-free rate	0.51%	0.41%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Level 3 Warrant Liabilities
Fair value as of May 22, 2020 (inception)	$—	$—	$—
Initial measurement on July 27, 2020 (including overallotment)	7,565,000	14,662,500	22,227,500
Change in fair value	2,581,000	5,002,500	7,583,500
Transfers out of level 3	—	(19,665,000)	(19,665,000)
Fair value as of December 31, 2020	$10,146,000	$—	$10,146,000

The forward purchase agreement was valued using the publicly traded price of the Company’s Units, based upon the fact that the Forward Purchase Units are equivalent to the Company’s publicly traded Units, and the publicly traded price of the Units considered (i) the market’s expectation of an initial Business Combination and (ii) the Company’s redemption of the common stock within the Units at $10.00 per shares if an initial Business Combination does not occur.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents the changes in the fair value of forward purchase agreement liability:

Fair value as of May 22, 2020 (inception)	$—
Initial measurement on July 27, 2020	1,000,000
Change in fair value	1,900,000
Fair value as of December 31, 2020	$2,900,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from May 22, 2020 through December 31, 2020 was $19,665,000.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 15, 2021, the Sponsor committed to provide the Company an aggregate of $500,000 in loans for working capital purposes.