Form 10-Q
period 2021-06-30
East Resources Acquisition Co
filed 2021-08-17
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 17, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
Current assets
Cash	$101,969	$589,685
Prepaid expenses	186,042	234,750
Total Current Assets	288,011	824,435

Cash and securities held in Trust Account	345,036,411	345,026,104
Total Assets	$345,324,422	$345,850,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$55,086	$141,315
Deferred underwriting fee payable	12,075,000	12,075,000
Forward purchase agreement liability	1,200,000	2,900,000
Warrant liability	27,457,500	29,811,000
Total Liabilities	40,787,586	44,927,315

Commitments

Class A common stock subject to possible redemption, 34,500,000 shares at redemption Value at June 30, 2021 and December 31, 2020, respectively	345,000,000	345,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(40,488,164)	(44,101,776)
Total Stockholders’ Equity	(40,463,164)	(44,076,776)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$345,324,422	$345,850,539

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	Three and Six Months Ended June 30,
	2021	2021	2020

Formation and operating costs	$205,051	$450,212	$468
Loss from operations	(205,051)	(450,212)	(468)
Other income:
Change in fair value of warrant liability	(6,275,500)	2,353,500	—
Change in fair value of forward purchase agreement	(700,000)	1,700,000	—
Interest earned - bank	6	17	—
Interest earned on marketable securities held in Trust Account	5,211	10,307	—
Other income	(6,970,283)	4,063,824	—
Income before provision for income taxes	(7,175,334)	3,613,612	(468)
Net (loss) income	$(7,175,334)	$3,613,612	$(468)
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	34,500,000	34,500,000	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000	7,500,000
Basic and diluted net income per share, Non-redeemable common stock	$(0.83)	$0.42	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

Net income	—	—	—	—	—	10,788,946	10,788,946

Balance – March 31, 2021	—	$—	8,625,000	$863	$24,137	$(33,312,830)	$(33,287,830)

Net loss	—	—	—	—	—	(7,175,334)	(7,175,334)

Balance – June 30, 2021	—	$—	8,625,000	$863	$24,137	$(40,488,164)	$(40,463,164)

	For the period from May 22, 2020 (inception) through June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsors	—	—	8,625,000	863	24,137	—	25,000
Net income	—	—	—	—	—	(468)	(468)

Balance – June 30, 2020	—	$—	8,625,000	$863	$24,137	$(468)	$24,532

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net income	$3,613,612	$(468)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(2,353,500)	—
Change in fair value of forward purchase agreement liability	(1,700,000)	—
Interest earned on marketable securities held in trust account	(10,307)	—
Changes in operating assets and liabilities:
Prepaid expenses	48,708	—
Accrued expenses	(86,229)	373
Net cash used in operating activities	(487,716)	(95)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note—related party	—	52,345
Payment of offering costs	—	(52,250)
Net cash provided by financing activities	—	25,095

Net Change in Cash	(487,716)	25,000
Cash — Beginning	589,685	—
Cash — Ending	$101,969	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	—	162,466

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the six months ended June 30, 2021 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

June 30, 2021

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

June 30, 2021

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

Going Concern Consideration

As of June 30, 2021, the Company had approximately $102 thousand in cash and a positive working capital of approximately $233 thousand.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 17, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 16, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$(5,211)	$(10,307)
Less: interest available to be withdrawn for payment of taxes	5,211	10,307
Net income attributable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—
Non-Redeemable common stock
Numerator: Net Income minus Net Earnings
Net income	$(7,175,334)	$3,613,612
Less: Net income allocable to Class A Common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$(7,175,334)	$3,613,612
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net income per share, Non-redeemable common stock	$(0.83)	$0.42

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

June 30, 2021

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020, pursuant to which the Company will pay two affiliates of the Sponsor a total of up to $10,000 each per month for office space, administrative and support services. Upon completion of the

Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $120,000, respectively, in fees for these services.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there was 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

June 30, 2021

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,036,411	$345,026,104

Liabilities:
Warrant Liability – Public Warrants	1	$18,112,500	$19,665,000
Warrant Liability – Private Placement Warrants	3	$9,345,000	$10,146,000
Forward Purchase Agreement Liability	3	$1,200,000	$2,900,000

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	June 30, 2021	December 31, 2020
Unit price	$10.24	$10.15
Term to initial business combination (in years)	0.50	1.0
Volatility	0.0%	15.6%
Risk-free rate	0.06%	0.51%
Dividend yield	0.0%	0.0%

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	(801,000)	(1,552,500)	(2,353,500)
Fair value as of June 30, 2021	$9,345,000	$18,112,500	$27,457,500

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents the changes in the fair value of forward purchase agreement liability:

Fair value as of December 31, 2020	$2,900,000
Change in fair value	(1,700,000)
Fair value as of June 30, 2021	$1,200,000

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had a net income of $3,613,612, which consists of operating costs of $450,212, offset by change in fair value of warrant liability of $2,353,500, change in fair value of forward purchase agreement liability of $1,700,000, interest income earned on marketable securities held in the Trust Account of $10,307, and interest income from bank of $17.

For the three months ended June 30, 2021, we had a net loss of $7,175,334, which consists of operating costs of $205,051, change in fair value of warrant liability of $6,275,500, change in fair value of forward purchase agreement liability of $700,000, interest income earned on marketable securities held in the Trust Account of $5,211, and interest income from bank of $6.

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

For the six months ended June 30, 2021, cash used in operating activities was $487,716. Net income of $3,613,612 was affected by change in fair value of warrant liability of $2,353,500, change in fair value of forward purchase agreement liability of $1,700,000, interest earned on marketable securities held in the Trust Account of $10,307 and changes in operating assets and liabilities, which used $37,521 of cash from operating activities.

As of June 30, 2021 and December 31, 2020, we had cash and marketable securities held in the trust account of $345,036,411 and $345,026,104, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021 and December 31, 2020, we had cash of $101,969 and $589,685, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the six months ended June 30, 2021, the Company incurred and paid $120,000 in fees for these services.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of this Quarterly Report Form 10-Q, we revised our prior position on accounting for warrants. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on July 16, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST RESOURCES ACQUISITION COMPANY

Date: August 17, 2021	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2021	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)