Form 10-Q
period 2021-09-30
East Resources Acquisition Co
filed 2022-02-28
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of February 25, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	（Unaudited）
ASSETS
Current assets
Cash	$1,193,711	$589,685
Prepaid expenses	139,750	234,750
Total Current Assets	1,333,461	824,435

Cash and securities held in Trust Account	345,041,622	345,026,104
Total Assets	$346,375,083	$345,850,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$166,087	$141,315
Current liabilities - Note payable to related party	1,500,000	—
Deferred underwriting fee payable	12,075,000	12,075,000
Forward purchase agreement liability	600,000	2,900,000
Warrant liability	16,733,385	29,811,000
Total Liabilities	31,074,472	44,927,315

Commitments

Class A common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	345,000,000	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(29,724,389)	(44,101,776)
Total Stockholders’ Deficit	(29,699,389)	(44,076,776)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,375,083	$345,850,539

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020 (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from May 22, 2020 (inception) through September 30,
	2021	2020 (Restated - See Note 2)	2021	2020 (Restated - See Note 2)

Formation and operating costs	$565,570	$144,373	$1,015,780	$144,841
Loss from operations	(565,570)	(144,373)	(1,015,780)	(144,841)
Other income (expense):
Change in fair value of warrant liability	10,724,115	5,491,500	13,077,615	5,491,500
Change in fair value of forward purchase agreement liability	600,000	450,000	2,300,000	450,000
Transaction costs allocable to warrants	—	(861,354)	—	(861,354)
Interest earned - bank	19	15	34	15
Interest earned on marketable securities held in Trust Account	5,211	15,750	15,518	15,750
Other income (expense), net	11,329,345	5,095,911	15,393,167	5,095,911
Net income	$10,763,775	$4,951,538	$14,377,387	$4,951,070
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	23,208,791	34,500,000	16,122,137
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.25	$0.16	$0.33	$0.23
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	7,945,055	8,625,000	5,519,084
Basic and diluted net income per share, Non-redeemable common stock	$0.25	$0.16	$0.33	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

Net income	—	—	—	—	—	10,788,946	10,788,946

Balance – March 31, 2021	—	$—	8,625,000	$863	$24,137	$(33,312,830)	$(33,287,830)
0
Net loss	—	—	—	—	—	(7,175,334)	(7,175,334)

Balance — June 30, 2021	—	—	8,625,000	$863	$24,137	$(40,488,164)	$(40,463,164)

Net income	—	—	—	—	—	10,763,775	10,763,775

Balance – September 30, 2021	—	$—	8,625,000	$863	$24,137	$(29,724,389)	$(29,699,389)

	For the period from May 22, 2020 (inception) through September 30, 2020 (restated) and for the three months ended September 30, 2020 (restated)
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — May 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsors	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(468)	(468)

Balance — June 30, 2020	—	$—	8,625,000	$863	$24,137	$(468)	$24,532

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,335,000	—	1,335,000

Remeasurement of Class A common stock to redemption amount (Restated - See Note 2)	—	—	—	—	(1,335,000)	(33,306,317)	(34,641,317)
Net income	—	—	—	—	—	4,951,538	4,951,538

Balance – September 30, 2020 (Restated - See Note 2)	—	$—	8,625,000	$863	$24,137	$(28,355,247)	$(28,330,247)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net income	$14,377,387	$4,951,070
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(13,077,615)	(5,491,500)
Change in fair value of forward purchase agreement liability	(2,300,000)	(450,000)
Transaction costs allocable to warrants	—	861,354
Interest earned on marketable securities held in Trust Account	(15,518)	(15,750)
Changes in operating assets and liabilities:
Prepaid expenses, net of amortization of prepaid insurance	95,000	(290,899)
Accrued expenses	24,772	45,345
Net cash used in operating activities	(895,974)	(390,380)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Advances from related party	—	265,763
Repayment of advances from related party	—	(265,763)
Proceeds from promissory note—related party	—	97,126
Repayment of promissory note—related party	—	(97,126)
Proceeds from working capital loans—related Party	1,500,000
Payment of offering costs	—	(865,171)
Net cash provided by financing activities	1,500,000	346,159,829

Net Change in Cash	604,026	769,449
Cash — Beginning	589,685	—
Cash — Ending	$1,193,711	$769,449

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption to redemption value (restated)	$-	$(34,641,317)
Deferred underwriting fee payable	$-	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

East Resources Acquisition Company (the “Company”) is a blank check company incorporated in Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus its search for a target business in the energy industry in North America. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the nine months ended September 30, 2021 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 25, 2020, the underwriters exercised their over-allotment option in full, resulting in an additional 4,500,000 Units issued for total gross additional proceeds of $45,000,000. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 900,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $900,000. A total of $45,000,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $345,000,000.

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

September 30, 2021

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

September 30, 2021

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

Going Concern Considerations

As of September 30, 2021, the Company had $1,193,711 in cash and a working capital deficiency of $332,626.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In addition, the company may have to liquidate if the business combination is not completed within one year.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all or that it will complete a business combination before July 27, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 25, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management reviewed the accounting treatment for Class A ordinary shares subject to redemption, the calculation of earnings per share, and disclosures of non-cash activities in the Statements of Cash Flows.  As a result of the evaluation, management has determined the value of all Class A ordinary shares has appropriately been reflected on the balance sheets of each reporting period since September 30, 2020, but the earnings per share calculation on the Statements of Operations and non-cash activities in the Statements of Cash Flows for each reporting period since September 30, 2020 need to be restated.

As a result, the Company restated the periods ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 for its earnings per share calculation in its Statement of Operations, remeasurement of Class A Common Stock subject to possible redemption amount in its Statement of Changes in Stockholders’ Deficit, and non-cash activities in its Statement of Cash Flows for each reporting period, respectively. The Company intends to file with the SEC an amendment to its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2020, as filed with the SEC on July 6, 2021, to show the impact of the above restatement on these financial statements for the periods ended on and prior to December 31, 2020.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatements on the Company’s previously issued financial statements is reflected in the following tables.

	STATEMENTS OF OPERATIONS
	Three Months Ended	From May 22, 2020 (inception) through	From May 22, 2020 (inception) through	Three Months Ended	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	June 30, 2021
	Unaudited	Unaudited		Unaudited	Unaudited	Unaudited
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption
As Previously Reported	9,015,045	8,564,001	32,098,782	34,500,000	34,500,000	34,500,000
Adjustment	14,193,746	7,558,136	(8,394,746)	-	-	-
As Restated	23,208,791	16,122,137	23,704,036	34,500,000	34,500,000	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption
As Previously Reported	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Adjustment	$0.16	$0.23	$(0.01)	$0.25	$(0.17)	$0.08
As Restated	$0.16	$0.23	$(0.01)	$0.25	$(0.17)	$0.08
Basic and diluted weighted average shares outstanding, Non-redeemable common stock
As Previously Reported	8,625,000	8,625,000	9,251,082	8,625,000	8,625,000	8,625,000
Adjustment	(679,945)	(3,105,916)	(1,971,373)	—	—	—
As Restated	7,945,055	5,519,084	7,279,709	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Non-redeemable common stock
As Previously Reported	$0.63	$0.63	$(0.05)	$1.25	$(0.83)	$0.42
Adjustment	$(0.47)	$(0.40)	$0.04	$(1.00)	$0.66	$(0.34)
As Restated	$0.16	$0.23	$(0.01)	$0.25	$(0.17)	$0.08

	STATEMENTS OF CASH FLOWS
	From May 22, 2020 (inception) through	From May 22, 2020 (inception) through
	September 30, 2020	December 31, 2020
	Unaudited
Initial Classification of Class A common stock subject to possible redemption
As Previously Reported	$345,000,000	$345,000,000
Adjustment	$(345,000,000)	$(345,000,000)
As Restated	$-	$-
Remeasurement of Class A common stock subject to possible redemption to redemption value
As Previously Reported	$-	$-
Adjustment	$(34,641,317)	$(34,641,317)
As Restated	$(34,641,317)	$(34,641,317)

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 16, 2021. The accompanying condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements included in that filing. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

The Company's portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At September 30 2021, and December 31, 2020, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Proceeds allocated to FPA liability	(1,000,000)
Class A common stock issuance costs	(18,978,817)
Plus:
Remeasurement of carrying value to redemption value	34,641,317
Class A common stock subject to possible redemption	$345,000,000

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Condensed Statement of Operations. Derivative assets and liabilities are classified on the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net Income per Common Share

The Company complies with accounting and disclosure of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding common stock shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income on earnings, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding over the period. Net loss is allocated evenly on a pro rata basis between Class A and Class B based on weighted average number of shares of common stock outstanding over the period

Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the period from May 22, 2020 (inception) through September 30, 2020
Net earnings (loss)	$10,763,775	$4,951,538	$14,377,387	$4,951,070
Net earnings attributable to shareholders	$10,763,775	$4,951,538	$14,377,387	$4,951,070
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock (as restated)	$8,611,020	$3,688,763	$11,501,910	$3,688,416
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A (as restated)	34,500,000	23,208,791	34,500,000	16,122,137
Basic and diluted net earnings per share, Redeemable Class A (as restated)	$0.25	$0.16	$0.33	$0.23
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock (as restated)	$2,152,755	$1,262,773	$2,875,477	$1,262,654
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B (as restated)	8,625,000	7,945,055	8,625,000	5,519,084
Basic and diluted net loss per share, Non-Redeemable Class A and Class B (as restated)	$0.25	$0.16	$0.33	$0.23

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that meet the definition of a Securities SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company plans to adopt the standard on January 1, 2024 and is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants, which includes the sale of an additional 900,000 Private Placement Warrants in connection with the full exercise by the underwriters of their over-allotment option on August 25, 2020, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2020, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock on not less than a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The Founder Shares included up to an aggregate of 1,125,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on August 25, 2020, 1,125,000 Founder Shares are no longer subject to forfeiture.

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020, pursuant to which the Company will pay two affiliates of the Sponsor a total of up to $10,000 each per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $180,000, respectively, in fees for these services. For the period from May 22, 2020 (inception) through September 30, 2020, the Company incurred and paid $105,161 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The Company received proceeds from the Working Capital Loans of $1,500,000 during the three months ended September 30, 2021 and elected to account for the Working Capital Loans at fair value. As of September 30, 2021, the outstanding balance of the loan remains at $1,500,000, none converted into warrant and none has been drawn by the Company

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of September 30, 2021, the outstanding balance of the loan is $0. On June 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). The Note was non-interest bearing and payable on the earlier of August 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Note of $97,126 was repaid at the closing of the Initial Public Offering on July 27, 2020. Affiliates of the Company and of the Sponsor advanced the Company an aggregate of $265,763 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $265,763 were repaid at the closing of the Initial Public Offering on July 27, 2020.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 23, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Forward Purchase Agreement

On July 2, 2020, the Company entered into a forward purchase agreement pursuant to which East Asset Management, LLC (“East Asset Management”), an affiliate of the Sponsor, has agreed to purchase an aggregate of up to 5,000,000 units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate maximum amount of $50,000,000, in a private placement that will close simultaneously with the closing of a Business Combination. East Asset Management will purchase a number of forward purchase units that will result in gross proceeds to the Company necessary to enable the Company to consummate a Business Combination and pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by the Company for such purpose at or prior to the consummation of a Business Combination, plus any additional amounts mutually agreed by the Company and East Asset Management to be retained by the post-business combination company for working capital or other purposes. East Asset Management’s obligation to purchase forward purchase units will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to East Asset Management and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s board of directors. In determining whether a target is reasonably acceptable to East Asset Management, the Company expects that East Asset Management would consider many of the same criteria as the Company will consider but will also consider whether the investment is an appropriate investment for East Asset Management. The Forward Purchase Agreement is treated as a level 3 financial instrument under ASC 820. Please refer to Note 1 and 10 for additional information.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there was 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, and holders of Class B common stock have the same stockholder rights as public stockholders, except that (i) the Class B

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

common stock are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Class B common stock and any Public Shares held by them in connection with the completion of a Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete a Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete our Business Combination within the Combination Period, (iii) the Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights and (iv) are subject to registration rights. If the Company submits a Business Combination to the public stockholders for a vote, the Sponsor has agreed to vote any Class B common stock held by it and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. The conversion rate after adjustment will not be less than on a one-for-one basis.

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

September 30, 2021

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or able to be sold until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

Transfers to/from Levels 1, 2, and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of September 30, 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As of September 30, 2021, total of $5.7 million warrant liabilities related to private placement warrants had been transferred from Level 3 to Level 2. Besides what had been disclosed above, there were no other transfers to/from Levels 1,2, and 3 during the three and nine months ended September 30, 2021. As of December 31, 2020, total of $19.7 million warrant liabilities related to public warrants had been transferred from Level 3 to Level 1 because the Public Warrants started separately trading on NASDAQ on September 14, 2020.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,041,622	1	$345,026,104

Liabilities:
Warrant Liability – Public Warrants	1	$11,038,275	1	$19,665,000
Warrant Liability – Private Placement Warrants	2	$5,695,110	3	$10,146,000
Forward Purchase Agreement Liability	3	$600,000	3	$2,900,000

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) and forward purchase agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented separately in the condensed balance sheets. The warrant liabilities and forward purchase agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the condensed statements of operations.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents the rollforward for the Level 3 Investments as of September 30, 2021:

Level 3 Investments liabilities at May 22, 2020 (inception)	$-
Initial measurement at July 27, 2020 (including overallotment)	22,227,500
Change in fair value of public and private warrants	7,583,500
Initial measurement of forward purchase agreement	2,900,000
Transfer from Level 3 to Level 1 investments - Public warrants	(19,665,000)
Level 3 Investments liabilities at December 31, 2020	$13,046,000
Change in fair value of private warrants	(2,937,000)
Change in fair value of forward purchase agreement	(2,400,000)
Level 3 Investments liabilities at March 31, 2021	$7,709,000
Change in fair value of private warrants	2,136,000
Change in fair value of forward purchase agreement	700,000
Level 3 Investments liabilities at June 30, 2021	$10,545,000
Change in fair value of private warrants	(3,649,890)
Change in fair value of forward purchase agreement	(600,000)
Transfer from Level 3 to Level 2 investments - Private warrants	(5,695,110)
Level 3 Investments liabilities at September 30, 2021	$600,000

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on September 14, 2020 , were classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. The Private Warrants are considered to be a Level 2 fair value measurement and are valued the same as Public Warrant even though they are not traded on the market. The Private Warrants were considered a Level 3 fair value measurement prior to Q3, 2021 using a binomial lattice model. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 22, 2020 (inception)	$-	$-	$-
Initial measurement on July 27, 2020 (including overallotment)	$7,565,000	$14,662,500	$22,227,500
Change in valuation inputs or other assumptions	$2,581,000	$5,002,500	$7,583,500
Fair value as of December 31, 2020	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	(4,450,890)	(8,626,725)	(13,077,615)
Fair value as of September 30, 2021	$5,695,110	$11,038,275	$16,733,385

The forward purchase agreement was valued using the publicly traded price of the Company’s Units, based upon the fact that the Forward Purchase Units are equivalent to the Company’s publicly traded Units, and the publicly traded price of the Units considered (i) the market’s expectation of an initial Business Combination and (ii) the Company’s redemption of the common stock within the Units at $10.00 per share if an initial Business Combination does not occur.

The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement:

	September 30, 2021	December 31, 2020
Unit price	$10.12	$10.15
Term to initial business combination (in years)	0.50	1.0
Risk-free rate	0.05%	0.51%
Dividend yield	0.0%	0.0%

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents the changes in the fair value of forward purchase agreement liability:

Fair value as of May 22, 2020 (inception)	$-
Initial measurement on July 27, 2020	1,000,000
Change in fair value	1,900,000
Fair value as of December 31, 2020	2,900,000
Change in fair value	(2,300,000)
Fair value as of September 30, 2021	$600,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, besides what has been disclosed in Note 2, restatement related to previously reported redeemable shock, EPS and non-cash disclosures in statements of cash flows, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and forward purchase securities, our capital stock, debt or a combination of cash, stock and debt. The amounts restated in relates to 1) class A common stock subject to possible redemption, 2) updated EPS, and 3) non-cash activities in cash flows for each impacted period that have been reflected in the financials are also adjusted in MD&A section. For additional information, please refer to Note 2.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, change in fair value of warrant liability, change in fair value of FPA and interest income from bank. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had a net income of $14,377,387, which consists of operating costs of $1,015,780, offset by change in fair value of warrant liability of $13,077,615, change in fair value of forward purchase agreement liability of $2,300,000, interest income earned on marketable securities held in the Trust Account of $15,518, and interest income from bank of $34.

For the three months ended September 30, 2021, we had a net income of $10,763,775, which consists of operating costs of $565,570, offset by change in fair value of warrant liability of $10,724,115, change in fair value of forward purchase agreement liability of $600,000, interest income earned on marketable securities held in the Trust Account of $5,211, and interest income from bank of $19.

For the period from May 22, 2020 (inception) through September 30, 2020, we had a net income of $4,951,070, which consisted of formation and operating costs of $144,841 offset by change in fair value of warrant liability of $5,491,500, change in fair value of forward purchase agreement liability of $450,000, interest income earned on marketable securities held in the Trust Account of $15,750, and interest income from bank of $15.

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

For the nine months ended September 30, 2021, cash used in operating activities was $895,974. Net income of $14,377,387 was affected by change in fair value of warrant liability of $13,077,615, change in fair value of forward purchase agreement liability of $2,300,000, interest earned on marketable securities held in the Trust Account of $15,518 and changes in operating assets and liabilities, which provided $119,772 of cash from operating activities.

For the period from May 22, 2020 (inception) through September 30, 2020, cash used in operating activities was $390,380. Net income of $4,951,070 was affected by change in fair value of warrant liability of $5,491,500, change in fair value of forward purchase agreement liability of $450,000, interest earned on marketable securities held in the Trust Account of $15,750, transaction costs allocable to warrants of $861,354 and changes in operating assets and liabilities, which used $245,554 of cash from operating activities.

As of September 30, 2021 and December 31, 2020, we had cash and marketable securities held in the Trust Account of $345,041,622 and $345,026,104, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021 and December 31, 2020, we had cash of $1,193,711 and $589,685, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 15, 2021, the Sponsor committed to provide us up to an aggregate of $500,000 as non-convertible Sponsor loan to be used for working capital, which is separate from the working capital loan.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In addition, we may have to liquidate if the business combination is not completed within one year.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the nine months ended September 30, 2021, the Company incurred and paid $180,000 in fees for these services.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Condensed Statement of Operations. Derivative assets and liabilities are classified on the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding over the period. Net loss is allocated evenly on a pro rata basis between Class A and Class B on weighted average number of shares of common stock outstanding over the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that meet the definition of a Securities SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We plan to adopt the standard on January 1, 2024, and we are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of this Quarterly Report Form 10-Q, we 1) restated our prior position on accounting for warrants in December 31, 2020 10-K/A, 2) restated our prior position on accounting for class A common stock subject to possible redemption on

September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 in the current reporting period, and 3) restated our prior calculation on EPS on September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 in the current reporting period. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to 1) reclassify the Company’s warrants and 2) reclassify the redeemable stock, our disclosure controls and procedures were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were 1) errors in its accounting for its warrants in Q1, 2021, 2) errors in its accounting for its class A common stock subject to possible redemption since the completion of the initial public offering and 3) errors in its accounting for EPS since the completion of the initial public offering. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s financial statements as of and for the period ended September 30, 2020 and December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements in relates to our prior position on accounting for warrants in March 31, 2021 and our prior position on accounting for class A common stock subject to possible redemption, including EPS in September 30, 2021, December 31, 2020, March 31, 2021 and June 30, 2021, we plan to continue enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on July 16, 2021. As of the date of this Report, other than material weakness related to financial instruments, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and June 30, 2021 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Form of Indemnity Agreement, dated September 16, 2021, between the Company and Thomas A. Lopus.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST RESOURCES ACQUISITION COMPANY

Date: February 25, 2022	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2022	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)