Form 10-K/A
period 2020-12-31
East Resources Acquisition Co
filed 2022-05-27
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of May 26, 2022, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm Id:	688	Auditor Name:	Marcum LLP	Auditor Location:	New York, New York USA

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A, references to:

•	“we,” “us,” “company” or “our company” are to East Resources Acquisition Company;
•	“Board” refers to our board of directors;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;
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

EXPLANATORY NOTE

East Resources Acquisition Company (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (“Amendment No. 2” or this “Amendment”), to amend our Annual Report on Form 10-K (“Original Filing”) for the period from May 22, 2020 (inception) through December 31, 2020, as amended with the Securities and Exchange Commission, or the SEC, on July 6, 2021 (the “Amendment No. 1”), to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statements as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

Restatement Background

The Company previously determined the value of such Class A common stock (as defined below) to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s amended and restated certificate of incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has previously determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management reviewed the accounting treatment for Class A common stock subject to redemption, the calculation of earnings per share, and disclosures of non-cash activities in the Statements of Cash Flows.  As a result of the evaluation, management has determined the value of all Class A common stock has appropriately been reflected on the balance sheets of each reporting period since September 30, 2020, but the earnings per share calculation on the Statements of Operations and non-cash activities in the Statements of Cash Flows for period as of and ending in September 30, 2020 and December 31, 2020 need to be restated.

Effects of Restatement

As a result, on November 15, 2021, after consultation with the audit committee of the Company’s Board, management concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Risk Factors, Management Discussion & Analysis, Item 8 and Item 9a have been updated to detail further disclosure of the effects and actions taken by management and the Board.

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

Items Amended In This Amendment

For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Annual Report on Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after May 20, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

As described elsewhere in this Amendment No. 2, subsequently we identified an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of the Public Shares and presentation of earnings per share. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report. As a result, our management has concluded that the determined that the controls surrounding the error should be aggregated with the previously determined error as a control deficiency around the interpretation and accounting for certain complex financial instruments.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the change in accounting for our warrants, and other matters raised in this Amendment or that may in the future be raised by the SEC, we may face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Holders

On May 26, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, two holders of record of our Class B common stock and three holders of record of our warrants.

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

Restatement and Revision of Previously Issued Financial Statements

In its Amendment No. 1 to its Annual Report on Form 10-K, the Company restated its historical financial statements for all periods to reclassify its warrants as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company had previously treated the warrants. In addition, in the Amendment No. 1 to its Annual Report on Form 10-K the Company also reclassified its temporary equity and permanent equity.

Pursuant to Amendment No. 2 to its Annual Report on Form 10-K, the Company restated its historical financial results included in Amendment No. 1 to re-state the earnings per share, and disclosures of non-cash activities in the Statements of Cash Flows. The restatement did not have any impact on the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8.Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness identified by the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and forward purchase obligations as described in the Explanatory Note to this Amendment No. 2, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

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

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 26, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.Principal Accountant Fees and Services.

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

4.5	Description of Securities of East Resources Acquisition Company (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2021)

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

24	Power of Attorney (included on signature pages of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Resources Acquisition Company

Date: May 26, 2022	By:	/s/ Terrence M. Pegula
Terrence M. Pegula
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Terrence M. Pegula	Chief Executive Officer, President and Chairman	May 26, 2022
Terrence M. Pegula	(Principal Executive Officer)

/s/ Gary L. Hagerman, Jr.	Chief Financial Officer and Treasurer	May 26, 2022
Gary L. Hagerman, Jr.	(Principal Financial and Accounting Officer)

/s/ James S. Morrow	Director	May 26, 2022
James S. Morrow

/s/ Thomas A. Lopus	Director	May 26, 2022
Thomas A. Lopus

/s/ William A. Fustos	Director	May 26, 2022
William A. Fustos

/s/ Thomas W. Corbett, Jr.	Director	May 26, 2022
Thomas W. Corbett, Jr.

EAST RESOURCES ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

East Resources Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of East Resources Acquisition Company (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from May 22, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, TX

March 26, 2021, except for the effects of the restatement discussed in Note 2 – Amendment No. 1, as to which the date is July 16, 2021, and Note 2 – Amendment No. 2 and Note 3, as to which the date is May 26, 2022

EAST RESOURCES ACQUISITION COMPANY

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$589,685
Prepaid expenses	234,750
Total Current Assets	824,435

Cash and securities held in Trust Account	345,026,104
Total Assets	$345,850,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$141,315
Current liabilities - Note payable to related party	—
Deferred underwriting fee payable	12,075,000
Forward purchase agreement liability	2,900,000
Warrant liability	29,811,000
Total Liabilities	44,927,315

Commitments

Class A common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share at December 31, 2020	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at December 31, 2020	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2020	863
Additional paid-in capital	24,137
Accumulated deficit	(44,101,776)
Total Stockholders’ Deficit	(44,076,776)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,850,539

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

For the Period from May 22, 2020 (inception) through December 31,
2020 (Restated - See Note 2)

Formation and operating costs	$476,742
Loss from operations	(476,742)
Other income (expense):
Change in fair value of warrant liability	(7,583,500)
Change in fair value of forward purchase agreement liability	(1,900,000)
Transaction costs allocable to warrants	(861,354)
Interest earned - bank	33
Interest earned on marketable securities held in Trust Account	26,104
Other income (expense), net	(10,318,717)
Net loss	$(10,795,459)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,704,036
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.35)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,800,449
Basic and diluted net loss per share, Non-redeemable common stock	$(0.35)

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsors	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,335,000	—	1,335,000

Remeasurement of Class A common stock to redemption amount (Restated - See Note 2)	—	—	—	—	(1,335,000)	(33,306,317)	(34,641,317)
Net loss	—	—	—	—	—	(10,795,459)	(10,795,459)
Balance – December 31, 2020 (Restated - See Note 2)	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(10,795,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	7,583,500
Change in fair value of forward purchase agreement liability	1,900,000
Transaction costs allocable to warrants	861,354
Interest earned on marketable securities held in Trust Account	(26,104)
Changes in operating assets and liabilities:
Prepaid expenses, net of amortization of prepaid insurance	(234,750)
Accrued expenses	141,315
Net cash used in operating activities	(570,144)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Advances from related party	265,763
Repayment of advances from related party	(265,763)
Proceeds from promissory note—related party	97,126
Repayment of promissory note—related party	(97,126)
Payment of offering costs	(865,171)
Net cash provided by financing activities	346,159,829

Net Change in Cash	589,685
Cash — Beginning	—
Cash — Ending	$589,685

Non-cash investing and financing activities:
Initial Classification of Class A common stock subject to possible redemption (restated)	$—
Remeasurement of Class A common stock subject to possible redemption to redemption value (restated)	$(34,641,317)
Deferred underwriting fee payable	$12,075,000

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment 1

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Amendment 2

In September 30, 2021, management reviewed the accounting treatment for Class A ordinary shares subject to redemption, the calculation of earnings per share, and disclosures of non-cash activities in the Statements of Cash Flows.  As a result of the evaluation, management has determined the value of all Class A ordinary shares has appropriately been reflected on the balance sheets of each reporting period since September 30, 2020, but the earnings per share calculation on the Statements of Operations and non-cash activities in the Statements of Cash Flows for each reporting period since September 30, 2020 need to be restated.

As a result, the Company restated the period ended December 31, 2020 for its earnings per share calculation in its Statement of Operations, remeasurement of Class A Common Stock subject to possible redemption amount in its Statement of Changes in Stockholders’ Deficit, and non-cash activities in its Statement of Cash Flows within this second amendment of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

There has been no change in the Company’s total assets, liabilities or operating results.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The impact of the restatements on the Company’s previously issued financial statements is reflected in the following tables.

	STATEMENTS OF OPERATIONS
	From May 22, 2020 (inception) through
	December 31, 2020
	As Previously Reported	Adjustment #1	As Reported per Amendment No. 1	Adjustment #2	As Restated
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	32,098,782	1,570,008	33,668,790	(9,964,754)	23,704,036
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$-	$0.00	$(0.35)	$(0.35)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,251,082	(1,105,342)	8,145,740	(1,345,291)	6,800,449
Basic and diluted net loss per share, Non-redeemable common stock	$(0.05)	$(1.28)	$(1.33)	$0.98	$(0.35)

	STATEMENTS OF CASH FLOWS
	From May 22, 2020 (inception) through
	December 31, 2020
	As Previously Reported	Adjustment #1	As Reported per Amendment No. 1	Adjustment #2	As Restated
Initial Classification of Class A common stock subject to possible redemption	$329,084,360	$15,915,640	$345,000,000	$(345,000,000)	$-
Remeasurement of Class A common stock subject to possible redemption to redemption value	$-	$-	$-	$(34,641,317)	$(34,641,317)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

At December 31, 2020, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Proceeds allocated to FPA liability	(1,000,000)
Class A common stock issuance costs	(18,978,817)
Plus:
Remeasurement of carrying value to redemption value	34,641,317
Class A common stock subject to possible redemption	$345,000,000

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Net Loss per Common Share

The Company complies with accounting and disclosure of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding common stock shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income on earnings, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding over the period. Net loss is allocated evenly on a pro rata basis between Class A and Class B based on weighted average number of shares of common stock outstanding over the period

Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the period from May 22, 2020 (inception) through December 31, 2020
Net loss	$(10,795,459)
Net loss attributable to shareholders	$(10,795,459)
Redeemable Class A Common Stock
Numerator: loss allocable to Redeemable Class A Common Stock (as restated)	$(8,388,798)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A (as restated)	23,704,036
Basic and diluted net loss per share, Redeemable Class A (as restated)	$(0.35)
Non-Redeemable Class A and Class B Common Stock
Numerator: loss allocable to Non-Redeemable Class A and Class B Common Stock (as restated)	$(2,406,661)
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B (as restated)	6,800,449
Basic and diluted net loss per share, Non-Redeemable Class A and Class B (as restated)	$(0.35)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	December 31, 2020	July 27, 2020 (Initial measurement)
Unit price	$10.15	$10.18
Term to initial business combination (in years)	1.0	1.4
Volatility	15.6%	14.0%
Risk-free rate	0.51%	0.41%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Level 3 Warrant Liabilities
Fair value as of May 22, 2020 (inception)	$-	$-	$-
Initial measurement on July 27, 2020 (including overallotment)	$7,565,000	$14,662,500	$22,227,500
Change in valuation inputs or other assumptions	$2,581,000	$5,002,500	$7,583,500
Transfers out of level 3	$-	$(19,665,000)	$(19,665,000)
Fair value as of December 31, 2020	$10,146,000	$-	$10,146,000

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