Form 10-K
period 2021-12-31
East Resources Acquisition Co
filed 2022-06-22
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrants Class A common stock was $9.76. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on the NASDAQ was $336,720,000.

As of June 22, 2022, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

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
•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic (“COVID-19”) and economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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
•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering (July 27, 2022). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus outbreak continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and the military conflict in Ukraine may negatively impact businesses we may seek to acquire.  If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

As of the date of this report, we have approximately $853,130 held outside the trust account that is available to us. If we are required to seek additional capital, we would need to withdraw interest from the trust account as described elsewhere in this report (i.e. for our franchise and income taxes as well as expenses relating to the administration of the trust account) and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.

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

As described elsewhere in this Annual Report on Form 10-K, subsequently we identified 1) an error with respect to improper accounting for accruals, 2) an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of the Public Shares and presentation of earnings per share. For a discussion of management’s consideration of the material weakness identified related to the Company’s improper accounting for accruals and application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K. As a result, our management has concluded that the determined that the controls surrounding the errors should be aggregated with the previously determined error as a control deficiency around the interpretation and accounting for accruals and certain complex financial instruments.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Holders

On June 22, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, two holders of record of our Class B common stock and three holders of record of our warrants.

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

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our initial public offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $15,839,365, which consists of operating costs of $1,382,681, offset by a change in fair value of warrant liability of $15,899,200, a change in fair value of the forward purchase agreement liability of $1,300,000, interest earned from bank of $62 and interest earned on marketable securities held in the trust account of $22,784.

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

For the period ended December 31, 2021, cash used in operating activities was $1,236,555. Net income of $15,839,365 was affected by non-cash charges for the change in fair value of warrant liability of $15,899,200, change in fair value of forward purchase agreement liability of $1,300,000, interest earned on marketable securities held in the trust account of $22,784 and changes in operating assets and liabilities, which used $90,353 of cash in operating activities.

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

As of December 31, 2021 and December 31, 2020, we had cash and marketable securities held in the trust account of $345,048,888 and $345,026,104, respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021 and December 31, 2020, we had cash of $853,130 and $589,685 outside of the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the year ended December 31, 2021 and December 31, 2020, the Company incurred and paid an aggregate of $240,000 and $105,161 in connection with these agreements, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Statements of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of earnings, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net loss is allocated evenly on a pro rata basis between Class A and Class B on weighted average number of shares of common stock outstanding over the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals and accounting for complex financial instruments in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Annual Report on Form 10-K, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Officers and Directors

As of the date of this report, our officers and directors are as follows:

Name	Age	Position
Terrence (Terry) M. Pegula	71	Chairman, Chief Executive Officer and President
Gary L. Hagerman, Jr.	44	Chief Financial Officer and Treasurer
John P. Sieminski	63	General Counsel and Secretary
Adam Gusky	47	Chief Investment Officer
Ben Wingard	37	Vice President, Business Development
Jacob Long	34	Vice President, Operations
James S. Morrow	50	Director
William A. Fustos	64	Director
Thomas W. Corbett, Jr.	72	Director
Thomas A. Lopus	63	Director

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

Gary L. Hagerman, Jr., Chief Financial Officer and Treasurer

Mr. Hagerman currently serves as our Chief Financial Officer and Treasurer. Gary served as a director from June 2020 to September 2021. Mr. Hagerman joined East Management Services, an affiliate of our sponsor, in August of 2015 as the Chief Accounting Officer after spending the prior twelve years at Pittsburgh-based accounting firm Sobol Veltum & Associates working as the manager overseeing all audit and assurance, tax, and advisory services provided to the entities owned by Terrence and Kim Pegula.  In January of 2018, he was promoted to Chief

Financial Officer of East Management Services, JKLM Energy and all the other companies owned and operated by the Pegulas.  Mr. Hagerman holds a B.S. degree in Accounting from West Liberty State College and is a licensed CPA in Pennsylvania and West Virginia.

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

Thomas A. Lopus, Director

Mr. Lopus currently serves as a Director. Mr. Lopus has worked in the oil and gas industry for 17 years in various roles. From June 2016 to June 2019, he served as the Director of Operations for Range Resources Corporation. He also served as a Senior Vice President - Oil & Gas Assets for Pardee Resources Company. Prior to that Mr. Lopus served as the Appalachian Business Manager for J-W Operating Company from January 2019 to December 2012. Mr. Lopus received a B.S. in Petroleum and Natural Gas Engineering from Penn State University. He was a member of the board of directors for Linn Energy from 2006 to 2008. In 2012, he was awarded the Industry Executive Leader award from the Northeast US Oil and Gas Awards and was a founding member of the Marcellus Shale Coalition from 2008 to 2016. Mr. Lopus is well-qualified to serve on our Board due to his extensive experience in the oil and gas industry.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of James S. Morrow, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Thomas A. Lopus and William A. Fustos, will expire at the second annual meeting of stockholders.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that William A. Fustos, Thomas A. Lopus and Thomas W. Corbett, Jr. are independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the Board. William A. Fustos, Thomas A. Lopus and Thomas W. Corbett, Jr. serve as members of our audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Under NASDAQ listing standards and applicable SEC rules, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Fustos meets the independent director standard under NASDAQ’s listing standard and under Rule 10A-3(b)(1) of the Exchange Act, and serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board has determined that Mr. Fustos qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the Board. William A. Fustos and Thomas A. Lopus serve as members of our compensation committee. Under NASDAQ listing standard and applicable SEC rules, our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Fustos meets the independent director standard under NASDAQ listing standards, and will serve as chairman of the compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Mr. Lopus filed a Form 3 two  days late on September 22, 2021.

Corporate Governance Guidelines

Our Board will adopt corporate governance guidelines in accordance with the corporate governance rules of NASDAQ that serve as a flexible framework within which our Board and its committees operate. These guidelines will cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines will be posted on our website.Conflicts of Interest

JKLM Energy may compete with us for acquisition opportunities. If JKLM Energy decides to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within JKLM Energy may be suitable for both us and for JKLM Energy and may be pursued by JKLM Energy rather than by us. Neither JKLM Energy nor members of our board of directors who are also employed by JKLM Energy have any obligation to present us with any opportunity for a potential business combination of which they become aware. Members of our management, in their capacities as management of JKLM Energy or in their other endeavors, may be required to present potential business combinations to JKLM Energy or third parties, before they present such opportunities to us.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Terrence (Terry) M. Pegula	—	—	8,615,000	100%	20%
Gary L. Hagerman, Jr.	1,000	*	—	—	—
John P. Sieminski	2,500	*	—	—	—
James S. Morrow	—	—	—	—	—
William A. Fustos	22,000	*	—	—	—
Thomas W. Corbett, Jr.	—	—	10,000	*	*
Benjamin Wingard	4,000	*	—	—	*
Jacob Long	5,000	*	—	—	*
Adam Gusky	2,452	*	—	—	*
All officers and directors as a group (10 individuals)	36,952	—	8,625,000	100%	20%
East Sponsor, LLC(3)	—	—	8,615,000	100%	20%
ClearBridge Investments, LLC(4)	2,191,098	6.4%	—	—	5.1%
Adage Capital Partners, L.P.(5)	2,036,387	5.9%	—	—	4.7%
Glazer Capital, LLC	2,397,627	7.0%	—	—	5.6%

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o East Resources Acquisition Company, 7777 NW Beacon Square Boulevard, Boca Raton, Florida 33487.
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

(4)

According to a Schedule 13G/A filed with the SEC on February 9, 2022, ClearBridge Investments, LLC, which is the beneficial owner of 2,191,098 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds. The business address of each stockholder is 620 8th Ave., New York, New York 10018.

(5)

According to a Schedule 13G/A filed with the SEC on February 10, 2022, Adage Capital Partners, L.P., which is the beneficial owner of 2,036,387 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds. The business address of each stockholder is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.

(6)

According to a Schedule 13G filed with the SEC on February 14, 2022, Glazer Capital, LLC, which is the beneficial owner of 2,397,627 shares of Class A common stock, acts as an investment manager of, and exercises investment discretion with respect to certain private investment funds. The business address of each stockholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The loan has been repaid in full.

In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 22, 2020 (inception) through December 31, 2021, totaled $136,269, with $74,159 related to the period from May 22, 2020 (inception) through December, 2020. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from May 22, 2020 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from May 22, 2020 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from May 22, 2020 (inception) through December 31, 2021.

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

The exhibits listed in the following index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

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
10.8

Indemnity Agreement, dated July 23, 2020, between the Company and Ben Wingard (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.9

Indemnity Agreement, dated July 23, 2020, between the Company and Jacob Long (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.10

Indemnity Agreement, dated July 23, 2020, between the Company and James S. Morrow (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.11

Indemnity Agreement, dated July 23, 2020, between the Company and William A. Fustos (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.12

Indemnity Agreement, dated July 23, 2020, between the Company and Thomas W. Corbett, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.13

Indemnity Agreement, dated September 16, 2021, between the Company and Thomas A. Lopus (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (File No. 001-39403) filed with the SEC on February 28, 2022)

10.14

Business Services Agreement, by and between the Company and JKLM Energy, LLC dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on December 1, 2020)

10.15

Business Services Agreement, by and between the Company and East Management Services, LP dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on December 1, 2020)

24	Power of Attorney (included on signature pages of this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Resources Acquisition Company

Date: June 22, 2022	By:	/s/ Terrence M. Pegula
Terrence M. Pegula
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Terrence M. Pegula	Chief Executive Officer, President and Chairman	June 22, 2022
Terrence M. Pegula	(Principal Executive Officer)

/s/ Gary L. Hagerman, Jr.	Chief Financial Officer and Treasurer	June 22, 2022
Gary L. Hagerman, Jr.	(Principal Financial and Accounting Officer)

/s/ James S. Morrow	Director	June 22, 2022
James S. Morrow

/s/ Thomas A. Lopus	Director	June 22, 2022
Thomas A. Lopus

/s/ William A. Fustos	Director	June 22, 2022
William A. Fustos

/s/ Thomas W. Corbett, Jr.	Director	June 22, 2022
Thomas W. Corbett, Jr.

EAST RESOURCES ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

East Resources Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of East Resources Acquisition Company (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from May 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from May 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

Houston, TX

June 22, 2022

We have served as the Company’s auditor since 2020.

EAST RESOURCES ACQUISITION COMPANY

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$853,130	$589,685
Prepaid expenses	91,625	234,750
Total Current Assets	944,755	824,435

Cash and securities held in Trust Account	345,048,888	345,026,104
Total Assets	$345,993,643	$345,850,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$144,254	$141,315
Current liabilities - Note payable to related party	1,500,000	—
Deferred underwriting fee payable	12,075,000	12,075,000
Forward purchase agreement liability	1,600,000	2,900,000
Warrant liability	13,911,800	29,811,000
Total Liabilities	29,231,054	44,927,315

Commitments

Class A common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share	345,000,000	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(28,262,411)	(44,101,776)
Total Stockholders’ Deficit	(28,237,411)	(44,076,776)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,993,643	$345,850,539

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from May 22, 2020 (inception) through December 31,
	2021	2020

Formation and operating costs	$1,382,681	$476,742
Loss from operations	(1,382,681)	(476,742)
Other income (expense):
Change in fair value of warrant liability	15,899,200	(7,583,500)
Change in fair value of forward purchase agreement liability	1,300,000	(1,900,000)
Transaction costs allocable to warrants	—	(861,354)
Interest earned - bank	62	33
Interest earned on marketable securities held in Trust Account	22,784	26,104
Other income (expense), net	17,222,046	(10,318,717)
Net Income (Loss)	$15,839,365	$(10,795,459)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	23,704,036
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.37	$(0.35)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	6,800,449
Basic and diluted net income per share, Non-redeemable common stock	$0.37	$(0.35)

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsors	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,335,000	—	1,335,000
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(1,335,000)	(33,306,317)	(34,641,317)
Net loss	—	—	—	—	—	(10,795,459)	(10,795,459)
Balance – December 31, 2020	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)
Net income	—	—	—	—	—	15,839,365	15,839,365
Balance – December 31, 2021	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from May 22, 2020 (inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$15,839,365	$(10,795,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid insurance	236,417	—
Change in fair value of warrant liability	(15,899,200)	7,583,500
Change in fair value of forward purchase agreement liability	(1,300,000)	1,900,000
Transaction costs allocable to warrants	—	861,354
Interest earned on marketable securities held in Trust Account	(22,784)	(26,104)
Changes in operating assets and liabilities:
Prepaid insurance	(93,292)	(234,750)
Accrued expenses	2,939	141,315
Net cash used in operating activities	(1,236,555)	(570,144)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Advances from related party	—	265,763
Repayment of advances from related party	—	(265,763)
Proceeds from promissory note—related party	—	97,126
Repayment of promissory note—related party	—	(97,126)
Proceeds from working capital loans—related party	1,500,000	—
Payment of offering costs	—	(865,171)
Net cash provided by financing activities	1,500,000	346,159,829

Net Change in Cash	263,445	589,685
Cash — Beginning	589,685	—
Cash — Ending	$853,130	$589,685

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption to redemption value	$—	$(34,641,317)
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern Considerations

As of December 31, 2021, the Company had $853,130 in cash and a working capital deficiency of $699,499.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all or that it will complete a business combination before July 27, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 22, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

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

At December 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

At December 31, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2021	For the Period from May 22, 2020 (inception) through December 31, 2020
Net earnings (loss)	$15,839,365	$(10,795,459)
Net earnings attributable to shareholders	$15,839,365	$(10,795,459)
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock	$12,671,492	$(8,388,798)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	23,704,036
Basic and diluted net earnings per share, Redeemable Class A	$0.37	$(0.35)
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock	$3,167,873	$(2,406,661)
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	8,625,000	6,800,449
Basic and diluted net loss per share, Non-Redeemable Class A and Class B	$0.37	$(0.35)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 1, 2020, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock on a one-for-one basis at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The Founder Shares included up to an aggregate of 1,125,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In July 2020, sponsor transferred 10,000 founder shares to Thomas W. Corbett, Jr., one of our independent director nominees. As a result of the underwriters’ election to fully exercise their over-allotment option on August 25, 2020, 1,125,000 Founder Shares are no longer subject to forfeiture.

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. Those lock-up provisions provide that such securities are not transferable or salable until the earlier to occur of: (1) one year after the completion of the initial Business Combination, or (2) subsequent to the initial business combination if the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their Public Shares for cash, securities or other property. Notwithstanding the foregoing, the Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Further, and notwithstanding the foregoing, if subsequent to the initial Business Combination the reported last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, all of the Founder Shares will be released from the lock-up. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

As noted above, prior to the closing of the IPO, our Sponsor transferred 10,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company.  The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 10,000 shares granted to our independent directors was $61,173 or $6.12 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay two affiliates of the Sponsor $10,000 each, per month, for office space and administrative support services. For the year ended December 31, 2021, the Company incurred and paid $240,000. For the period from May 22, 2020 (inception) through December 31, 2020, the Company incurred and paid $105,161 in fees for these services.

Advances from Related Party

Affiliates of the Company and of the Sponsor advanced the Company an aggregate of $265,763 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $265,763 were repaid at the closing of the Initial Public Offering on July 27, 2020.

Related Party Loans

   In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Note”). In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of December 31, 2021, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2021, there was a balance of $1,500,000 under this loan.

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of December 31, 2021, the outstanding balance of the loan is $0. On June 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). The Note was non-interest bearing and payable on the earlier of August 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Note of $97,126 was repaid at the closing of the Initial Public Offering on July 27, 2020. Affiliates of the Company and of the Sponsor advanced the Company an aggregate of $265,763 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $265,763 were repaid at the closing of the Initial Public Offering on July 27, 2020.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there was 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

Description	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$57,440	$20,227
Startup and organizational expenses	322,752	74,400
Total deferred tax assets	380,192	94,627
Valuation Allowance	(380,192)	(94,627)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

Description	December 31, 2021	For the Period from May 22, 2020 (Inception) Through December 31, 2020
Federal
Current	$—	$—
Deferred	(380,192)	(94,627)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	380,192	94,627
Income tax provision	$—	$—

As of December 31, 2021 and December 31, 2020, the Company had $273,522, and $96,318 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $285,565. For the period from May 22, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $94,627.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

Description	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	-%	-%
Change in fair value of warrants	(21.1)%	(14.8)%
Change in fair value of forward purchase agreement liability	(1.7)%	(3.7)%
Transaction costs allocable to warrants	-%	(1.7)%
Valuation allowance	1.8%	(0.8)%
Income tax provision	(0.0)%	(0.0)%

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

 The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	345,048,888	1	$345,026,104

Liabilities:
Warrant Liability – Public Warrants	1	9,177,000	1	$19,665,000
Warrant Liability – Private Placement Warrants	2	4,734,800	3	$10,146,000
Forward Purchase Agreement Liability	3	1,600,000	3	$2,900,000

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

Transfers to/from Levels 1, 2, and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of September 30, 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As of December 31, 2021, total of $4.7 million warrant liabilities related to private placement warrants had been transferred from Level 3 to Level 2. Besides what had been disclosed above, there were no other transfers to/from Levels 1,2, and 3 during the three and nine months ended December 31, 2021. As of December 31, 2020, total of $19.7 million warrant liabilities related to public warrants had been transferred from Level 3 to Level 1 because the Public Warrants started separately trading on NASDAQ on September 14, 2020.

The following table presents the roll forward for the Level 3 Derivative liabilities as of December 31, 2021:

Level 3 Derivative liabilities at May 22, 2020 (inception)	$-
Initial measurement at July 27, 2020 (including overallotment)	22,227,500
Change in fair value of public and private warrants	7,583,500
Initial measurement at July 27, 2020 of forward purchase agreement	1,000,000
Change in fair value of forward purchase agreement	1,900,000
Transfer from Level 3 to Level 1 derivative - Public warrants	(19,665,000)
Level 3 Derivative liabilities at December 31, 2020	$13,046,000
Change in fair value of private warrants	(5,411,200)
Change in fair value of forward purchase agreement	(1,300,000)
Transfer from Level 3 to Level 2 derivative - Private warrants	(4,734,800)
Level 3 Derivative liabilities at September 30, 2021	$1,600,000

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement at IPO date and as of December 31, 2020 for public warrants. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on September 14, 2020, were classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. The Private Warrants are considered to be a Level 2 fair value measurement and are valued the same as the Public Warrants even though they are not traded on the market. The Private Warrants were considered a Level 3 fair value measurement prior to Q3, 2021 using a binomial lattice model. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant

EAST RESOURCES ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

pricing on comparable ‘blank-check’ companies without an identified target.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 22, 2020 (inception)	$-	$-	$-
Initial measurement on July 27, 2020 (including overallotment)	$7,565,000	$14,662,500	$22,227,500
Change in valuation inputs or other assumptions	$2,581,000	$5,002,500	$7,583,500
Fair value as December 31, 2020	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	$(5,411,200)	$(10,488,000)	$(15,899,200)
Fair value as of December 31, 2021	$4,734,800	$9,177,000	$13,911,800

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement:

	December 31, 2021	December 31, 2020
Unit price	$10.31	$10.15
Term to initial business combination (in years)	0.5	1.0
Risk-free rate	0.19%	0.51%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the forward purchase agreement liability:

Fair value as of May 22, 2020 (inception)	$-
Initial measurement on July 27, 2020	1,000,000
Change in fair value	1,900,000
Fair value as of December 31, 2020	2,900,000
Change in fair value	(1,300,000)
Fair value as of December 31, 2021	$1,600,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.