Form 10-Q
period 2022-03-31
East Resources Acquisition Co
filed 2022-07-13
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of July 12, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	As of March 31,	December 31,
	2022	2021
	（Unaudited）
ASSETS
Current assets
Cash	$624,902	$853,130
Prepaid expenses	119,704	91,625
Total Current Assets	744,606	944,755

Cash and marketable securities held in Trust Account	345,035,153	345,048,888
Total Assets	$345,779,759	$345,993,643

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$189,981	$144,254
Current liabilities - Note payable to related party	1,500,000	1,500,000
Deferred underwriting fee payable	12,075,000	12,075,000
Forward purchase agreement liability	50,000	1,600,000
Warrant liability	5,818,375	13,911,800
Total Liabilities	19,633,356	29,231,054

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share	345,000,000	345,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(18,878,597)	(28,262,411)
Total Stockholders’ Deficit	(18,853,597)	(28,237,411)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$345,779,759	$345,993,643

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Formation and operating costs	$298,294	$245,161
Loss from operations	(298,294)	(245,161)
Other income (expense):
Change in fair value of warrant liability	8,093,425	8,629,000
Change in fair value of forward purchase agreement liability	1,550,000	2,400,000
Interest earned - bank	18	11
Interest earned on marketable securities held in Trust Account	38,665	5,096
Other income (expense), net	9,682,108	11,034,107
Net income	$9,383,814	$10,788,946
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.22	$0.25
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net income per share, Non-redeemable common stock	$0.22	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)

Net income	—	—	—	—	—	9,383,814	9,383,814

Balance – March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$24,137	$(18,878,597)	$(18,853,597)
0

	For the Three Months Ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

Net income	—	—	—	—	—	10,788,946	10,788,946

Balance – March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(33,312,830)	$(33,287,830)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,383,814	$10,788,946
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(8,093,425)	(8,629,000)
Change in fair value of forward purchase agreement liability	(1,550,000)	(2,400,000)
Amortization of prepaid insurance	32,671	33,125
Interest earned on marketable securities held in Trust Account	(38,665)	(5,096)
Changes in operating assets and liabilities:
Accrued expenses	45,727	(13,968)
Prepaid expenses	(60,750)	(46,292)
Net cash used in operating activities	(280,628)	(272,285)

Cash Flows from Investing Activities:
Trust Account withdrawal	52,400	—
Net cash used in investing activities	52,400	—

Net Change in Cash	(228,228)	(272,285)
Cash — Beginning	853,130	589,685
Cash — Ending	$624,902	$317,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

March 31, 2022

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Proposed Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern Considerations

As of March 31, 2022, the Company had $624,902 in cash and a working capital deficiency of $945,375.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all or that it will complete a business combination before July 27, 2022. The Company is currently pursuing targets for a business combination, and plans to extend the business combination deadline. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on June 22, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in that filing. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

At March 31, 2022, and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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

March 31, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding common stock shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Net earnings (loss)	$9,383,814	$10,788,946
Net earnings attributable to shareholders	$9,383,814	$10,788,946
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock	$7,507,051	$8,631,157
Denominator: Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	34,500,000
Basic and diluted net earnings per share, Redeemable Class A	$0.22	$0.25
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock	$1,876,763	$2,157,789
Denominator: Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	8,625,000	8,625,000
Basic and diluted net loss per share, Non-Redeemable Class A and Class B	$0.22	$0.25

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

March 31, 2022

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

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

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

March 31, 2022

(Unaudited)

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

As noted above, prior to the closing of the IPO, our Sponsor transferred 10,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company.  The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 10,000 shares granted to our independent directors was $61,173 or $6.12 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020, pursuant to which the Company will pay two affiliates of the Sponsor a total of up to $10,000 each per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three ended March 31, 2022 and 2021, the Company incurred and paid $60,000, in fees for these services.

Related Party Loans

   In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Note”). In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of March 31, 2022, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2021 and March 31, 2022, there was a balance of $1,500,000 under this loan.

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of March 31, 2022, the outstanding balance of the loan is $0. On June 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). The Note was non-interest bearing and payable on the earlier of August 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Note of $97,126 was repaid at the closing of the Initial Public Offering on July 27, 2020. Affiliates of the Company and of the Sponsor advanced the Company an aggregate of $265,763 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $265,763 were repaid at the closing of the Initial Public Offering on July 27, 2020.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Forward Purchase Agreement

On July 2, 2020, the Company entered into a forward purchase agreement pursuant to which East Asset Management, LLC (“East Asset Management”), an affiliate of the Sponsor, has agreed to purchase an aggregate of up to 5,000,000 units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate maximum amount of $50,000,000, in a private placement that will close simultaneously with the closing of a Business Combination. East Asset Management will purchase a number of forward purchase units that will result in gross proceeds to the Company necessary to enable the Company to consummate a Business Combination and pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by the Company for such purpose at or prior to the consummation of a Business Combination, plus any additional amounts mutually agreed by the Company and East Asset Management to be retained by the post-business combination company for working capital or other purposes. East Asset Management’s obligation to purchase forward purchase units will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to East Asset Management and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s board of directors. In determining whether a target is reasonably acceptable to East Asset Management, the Company expects that East Asset Management would consider many of the same criteria as the Company will consider but will also consider whether the investment is an appropriate investment for East Asset Management. The Forward Purchase Agreement is treated as a level 3 financial instrument under ASC 820. Please refer to Note 1 and 9 for additional information.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there was 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

March 31, 2022

(Unaudited)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,035,153	1	$345,048,888

Liabilities:
Warrant Liability – Public Warrants	1	$3,838,125	1	$9,177,000
Warrant Liability – Private Placement Warrants	2	$1,980,250	2	$4,734,800
Forward Purchase Agreement Liability	3	$50,000	3	$1,600,000

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

The following table presents the rollforward for the Level 3 Investments as of March 31, 2022 and 2021:

Level 3 Investments liabilities at December 31, 2020	$13,046,000
Change in fair value of private warrants	(2,937,000)
Change in fair value of forward purchase agreement	(2,400,000)
Level 3 Investments liabilities at March 31, 2021	$7,709,000

Level 3 Investments liabilities at December 31, 2021	$1,600,000
Change in fair value of forward purchase agreement	(1,550,000)
Level 3 Investments liabilities at March 31, 2022	$50,000

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	$(2,937,000)	$(5,692,000)	$(8,629,000)
Fair value as of March 31, 2021	$7,209,000	$13,973,000	$21,182,000

Fair value as of January 1, 2022	$4,734,800	$9,177,000	$13,911,800
Change in valuation inputs or other assumptions	$(2,754,550)	$(5,338,875)	$(8,093,425)
Fair value as of March 31, 2022	$1,980,250	$3,838,125	$5,818,375

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement:

	March 31, 2022	December 31, 2021
Unit price	$10.00	$10.31
Term to initial business combination (in years)	0.25	0.50
Risk-free rate	0.52%	0.19%
Dividend yield	0.0%	0.0%

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table presents the changes in the fair value of forward purchase agreement liability:

Fair value as of December 31, 2020	$2,900,000
Change in fair value	(2,400,000)
Fair value as of March 31, 2021	$500,000

Fair value as of December 31, 2021	$1,600,000
Change in fair value	(1,550,000)
Fair value as of March 31, 2022	$50,000

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, change in fair value of warrant liability, change in fair value of FPA and interest income from bank. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $9,383,814, which consists of operating costs of $298,294, offset by change in fair value of warrant liability of $8,093,425, change in fair value of forward purchase agreement liability of 1,550,000, interest income earned on marketable securities held in the Trust Account of $38,665, and interest income from bank of $18.

For the three months ended March 31, 2021, we had a net income of $10,788,946, which consisted of formation and operating costs of $245,161 offset by change in fair value of warrant liability of $8,629,000, change in fair value of forward purchase agreement liability of $2,400,000, interest income earned on marketable securities held in the Trust Account of $5,096, and interest income from bank of $11.

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

For the three months ended March 31, 2022, cash used in operating activities was $280,628. Net income of $9,383,814 was affected by change in fair value of warrant liability of $8,093,425, change in fair value of forward purchase agreement liability of $1,550,000, interest earned on marketable securities held in the Trust Account of $38,665 and changes in operating assets and liabilities, which used $17,648 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $272,285. Net income of $10,788,946 was affected by change in fair value of warrant liability of $8,629,000, change in fair value of forward purchase agreement liability of $2,400,000, interest earned on marketable securities held in the Trust Account of $5,096, and changes in operating assets and liabilities, which used $27,135 of cash for operating activities.

As of March 31, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $345,035,153 and $345,048,888, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $624,902 and $853,130, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the three months ended March 31, 2022, the Company incurred and paid $60,000 in fees for these services.

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals and accounting for complex financial instruments in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on June 22, 2022. As of the date of this Report, other than material weakness related to financial instruments, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

EAST RESOURCES ACQUISITION COMPANY

Date: July 12, 2022	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 12, 2022	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)