Form 10-Q
period 2022-06-30
East Resources Acquisition Co
filed 2022-08-22
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	As of June 30,	December 31,
	2022	2021
	（Unaudited）
ASSETS
Current assets
Cash	$562,541	$853,130
Prepaid expenses	66,420	91,625
Total Current Assets	628,961	944,755

Cash and marketable securities held in Trust Account	345,000,000	345,048,888
Total Assets	$345,628,961	$345,993,643

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accrued expenses	$150,723	$144,254
Current liabilities - Income taxes payable	17,727
Current liabilities - Note payable to related party	1,500,000	1,500,000
Deferred underwriting fee payable	12,075,000	12,075,000
Forward purchase agreement liability	1,120,000	1,600,000
Warrant liability	5,753,000	13,911,800
Total Liabilities	20,616,450	29,231,054

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.00 per share	345,000,000	345,000,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(20,012,489)	(28,262,411)
Total Stockholders’ Deficit	(19,987,489)	(28,237,411)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$345,628,961	$345,993,643

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$360,069	$205,051	$658,363	$450,212
Loss from operations	(360,069)	(205,051)	(658,363)	(450,212)
Other income (expense):
Change in fair value of warrant liability	65,375	(6,275,500)	8,158,800	2,353,500
Change in fair value of forward purchase agreement liability	(1,070,000)	(700,000)	480,000	1,700,000
Interest earned - bank	359	6	377	17
Interest earned on marketable securities held in Trust Account	248,170	5,211	286,835	10,307
Other income (expense)	(756,096)	(6,970,283)	8,926,012	4,063,824
Net income before income taxes	(1,116,165)	(7,175,334)	8,267,649	3,613,612
Income tax expense	17,727	—	17,727	—
Net income (loss)	$(1,133,892)	$(7,175,334)	$8,249,922	$3,613,612
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.03)	$(0.17)	$0.19	$0.08
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.03)	$(0.17)	$0.19	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)

Net income	—	—	—	—	—	9,383,814	9,383,814

Balance – March 31, 2022	—	$—	8,625,000	863	24,137	(18,878,597)	(18,853,597)

Net loss	—	—	—	—	—	(1,133,892)	(1,133,892)

Balance – June 30, 2022	—	$—	8,625,000	863	24,137	(20,012,489)	(19,987,489)
0

	For the Three and Six Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

Net income	—	—	—	—	—	10,788,946	10,788,946

Balance – March 31, 2021	—	$—	8,625,000	$863	$24,137	$(33,312,830)	$(33,287,830)

Net loss	—	—	—	—	—	(7,175,334)	(7,175,334)

Balance – June 30, 2021	—	$—	8,625,000	$863	$24,137	$(40,488,164)	$(40,463,164)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,249,922	$3,613,612
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(8,158,800)	(2,353,500)
Change in fair value of forward purchase agreement liability	(480,000)	(1,700,000)
Amortization of prepaid insurance	65,705	65,231
Interest earned on marketable securities held in Trust Account	(286,835)	(10,307)
Changes in operating assets and liabilities:
Prepaid expenses	(40,500)	(16,523)
Accrued expenses	6,469	(86,229)
Accrued taxes	17,727
Net cash used in operating activities	(626,312)	(487,716)

Cash Flows from Investing Activities:
Trust Account withdrawal	335,723	—
Net cash provided by investing activities	335,723	—

Net Change in Cash	(290,589)	(487,716)
Cash — Beginning	853,130	589,685
Cash — Ending	$562,541	$101,969

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

June 30, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination. The Company will have until January 27, 2023 (or such earlier time that the Company elects not to deposit additional funds into the Trust Account, as described below) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

June 30, 2022

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

   On July 25, 2022, the Company convened a special meeting of stockholders at which a proposal to extend the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023 (the “Extension Amendment Proposal”) was approved. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company. On July 25, 2022, the Sponsor deposited $320,726 of such funds into the Company’s Trust Account on behalf of the Company and thereby extended the period the Company has to complete a Business Combination from July 27, 2022 to August 27, 2022. In order to further extend the period the Company has to complete a Business Combination beyond August 27, 2022, an additional $320,726 must be deposited into the Trust Account commencing on August 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023.

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

Going Concern Considerations

As of June 30, 2022, the Company had $562,541 in cash and a working capital deficiency of $1,039,489.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In addition, the company may have to liquidate if the business combination is not completed within one year.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all or that it will complete a business combination prior to the expiration of the Combination Period. The Company is currently pursuing targets for a business combination, and plans to extend the business combination deadline. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on June 22, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in that filing. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

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

At June 30, 2022, and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no unrecognized tax liabilities and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 0.21% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.59% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of warrants and the valuation allowance on the deferred tax assets.

Net Income (loss) per Common Share

The Company complies with accounting and disclosure of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding common stock shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income (loss), by the weighted average number of Common stock subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A and Class B based on weighted average number of shares of common stock outstanding over the period

Consistent with ASC Topic 480-10-S99-3A, remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (loss)	$(1,133,892)	$(7,175,334)	$8,249,922	$3,613,612
Net earnings attributable to shareholders	$(1,133,892)	$(7,175,334)	$8,249,922	$3,613,612
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock	$(907,114)	$(5,740,267)	$6,599,938	$2,890,890
Denominator: Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted earnings (loss) per share, Redeemable Class A	$(0.03)	$(0.17)	$0.19	$0.08
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock	$(226,778)	$(1,435,067)	$1,649,984	$722,722
Denominator: Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net earnings (loss) per share, Non-Redeemable Class A and Class B	$(0.03)	$(0.17)	$0.19	$0.08

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

June 30, 2022

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

As noted above, prior to the closing of the IPO, our Sponsor transferred 10,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company.  The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 10,000 shares granted to our independent directors was $61,173 or $6.12 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020, pursuant to which the Company will pay two affiliates of the Sponsor a total of up to $10,000 each per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company incurred and paid $120,000, in fees for these services.

Related Party Loans

    In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Working Capital Working Capital Note”). In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. The Working Capital Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Working Capital Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Note into that number of Working Capital Warrants equal to the principal amount of the Working Capital Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of June 30, 2022, and when the Working Capital Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Working Capital Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of December 31, 2021 and June 30, 2022, there was a balance of $1,500,000 under this loan.

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of June 30, 2022, the outstanding balance of the loan is $0.

On June 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "IPO Note"). The IPO Note was non-interest bearing and payable on the earlier of August 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the IPO Note of $97,126 was repaid at the closing of the Initial Public Offering on July 27, 2020. Affiliates of the Company and of the Sponsor advanced the Company an aggregate of $265,763 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $265,763 were repaid at the closing of the Initial Public Offering on July 27, 2020.

   On July 25, 2022, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. On July 25, 2022, the Sponsor deposited $320,726 of such funds into the Company’s Trust Account.

NOTE 6. COMMITMENTS

Registration Rights

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Trust Extension

On July 25, 2022, the Company convened a special meeting of stockholders at which the Extension Amendment Proposal was approved, extending the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company. On July 25, 2022, the Sponsor deposited $320,726 of such funds into the Company’s Trust Account on behalf of the Company and thereby extended the period the Company has to complete a Business Combination from July 27, 2022 to August 27, 2022. In order to further extend the period the Company has to complete a Business Combination beyond August 27, 2022, an additional $320,726 must be deposited into the Trust Account commencing on August 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from

July 27, 2022 until January 27, 2023.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there was 0 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption. In connection with the special meeting convened on July 25, 2022 related to the Extension Amended Proposal, stockholders totaling 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

June 30, 2022

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

June 30, 2022

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,000,000	1	$345,048,888

Liabilities:
Warrant Liability – Public Warrants	1	$3,795,000	1	$9,177,000
Warrant Liability – Private Placement Warrants	2	$1,958,000	2	$4,734,800
Forward Purchase Agreement Liability	3	$1,120,000	3	$1,600,000

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

The following table presents the rollforward for the Level 3 Investments as of June 30, 2022 and 2021:

Level 3 Investments liabilities at December 31, 2020	$13,046,000
Change in fair value of private warrants	(801,000)
Change in fair value of forward purchase agreement	(1,700,000)
Level 3 Investments liabilities at June, 2021	$10,545,000

Level 3 Investments liabilities at December 31, 2021	$1,600,000
Change in fair value of forward purchase agreement	(480,000)
Level 3 Investments liabilities at June 30, 2022	$1,120,000

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on September 14, 2020 were classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. The Private Warrants are considered to be a Level 2 fair value measurement and are valued the same as Public Warrant even though they are not traded on the market. The Private Warrants were considered a Level 3 fair value measurement prior to Q3, 2021 using a binomial lattice model. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$4,734,800	$9,177,000	$13,911,800
Change in valuation inputs or other assumptions	$(2,776,800)	$(5,382,000)	$(8,158,800)
Fair value as of June 30, 2022	$1,958,000	$3,795,000	$5,753,000

Fair value as of January 1, 2021	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	$(801,000)	$(1,552,500)	$(2,353,500)
Fair value as of June 30, 2021	$9,345,000	$18,112,500	$27,457,500

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement:

	June 30, 2022	December 31, 2021
Unit price	$10.10	$10.31
Term to initial business combination (in years)	0.50	0.50
Risk-free rate	2.51%	0.19%
Dividend yield	0.0%	0.0%

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table presents the changes in the fair value of forward purchase agreement liability:

Fair value as of December 31, 2021	$1,600,000
Change in fair value	(1,550,000)
Fair value as of March 31, 2022	$50,000
Change in fair value	1,070,000
Fair value as of June 30, 2022	$1,120,000

Fair value as of December 31, 2020	$2,900,000
Change in fair value	(2,400,000)
Fair value as of March 31, 2021	$500,000
Change in fair value	700,000
Fair value as of June 30, 2021	$1,200,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

   On July 19, 2022, the Company issued a press release announcing its entry into a non-binding letter of intent (“LOI”) for a business combination with a vertically integrated alternative asset manager specializing in specialty insurance products, with a focus on origination, asset management, valuation and servicing (the “Target”). Under the terms of the LOI, the Company and the Target intend to negotiate a definitive agreement that they may enter into pursuant to which the Company and Target would become a combined entity, with the Target’s existing equityholders rolling over 100% of their equity into the combined public company. Whether the parties enter into a definitive agreement is subject to a number of conditions, including the completion of due diligence to the Company’s satisfaction.

   In addition, on July 25, 2022, the Company convened a special meeting of stockholders at which the Extension Amendment Proposal was approved, extending the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination or (b) the date of the liquidation of the Company. On July 25, 2022, the Sponsor deposited $320,726 of such funds into the Company’s Trust Account on behalf of the Company and thereby extended the period the Company has to complete a Business Combination from July 27, 2022 to August 27, 2022. In order to further extend the period the Company has to complete a Business Combination beyond August 27, 2022, an additional $320,726 must be deposited into the Trust Account commencing on August 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and forward purchase securities, our capital stock, debt or a combination of cash, stock and debt. The amounts restated in the financial statements relates to 1) Class A common stock subject to possible redemption, 2) updated EPS, and 3) non-cash activities in cash flows for each impacted period that have been reflected in the financials are also adjusted in this MD&A section. For additional information, please refer to Note 2 of the financial statements.

On July 19, 2022, the Company issued a press release announcing its entry into a non-binding LOI for a business combination with the Target, a vertically integrated alternative asset manager specializing in specialty insurance products, with a focus on origination, asset management, valuation and servicing. Under the terms of the LOI, the Company and the Target intend to negotiate a definitive agreement that they may enter into pursuant to which the Company and Target would become a combined entity, with the Target’s existing equityholders rolling over 100% of their equity into the combined public company. Whether the parties enter into a definitive agreement is subject to a number of conditions, including the completion of due diligence to the Company’s satisfaction.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, change in fair value of warrant liability, change in fair value of FPA and interest income from bank. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $(1,133,892), which consists of operating costs of $360,069, offset by change in fair value of warrant liability of $65,375, change in fair value of forward purchase agreement liability of (1,070,000), interest income earned on marketable securities held in the Trust Account of $248,170, and interest income from bank of $359.

For the six months ended June 30, 2022, we had a net income of $8,249,922, which consists of operating costs of $658,363, offset by change in fair value of warrant liability of $8,158,800, change in fair value of forward purchase agreement liability of $480,000 , interest income earned on marketable securities held in the Trust Account of $286,835, and interest income from bank of $377.

For the three months ended June 30, 2021, we had a net loss of $(7,175,334), which consisted of formation and operating costs of $205,051 offset by change in fair value of warrant liability of $(6,275,500), change in fair value of forward purchase agreement liability of $700,000, interest income earned on marketable securities held in the Trust Account of $5,211, and interest income from bank of $6.

For the six months ended June 30, 2021, we had a net income of $3,613,612, which consisted of formation and operating costs of $450,212 offset by change in fair value of warrant liability of $2,353,500, change in fair value of forward purchase agreement liability of $1,700,000, interest income earned on marketable securities held in the Trust Account of $10,307, and interest income from bank of $17.

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

For the six months ended June 30, 2022, cash used in operating activities was $626,312. Net income of $8,249,922 was affected by change in fair value of warrant liability of $8,158,800, change in fair value of forward purchase agreement liability of $480,000, interest earned on marketable securities held in the Trust Account of $286,835 and changes in operating assets and liabilities, which used $16,304 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $487,716. Net income of $3,613,612 was affected by change in fair value of warrant liability of $2,353,500, change in fair value of forward purchase agreement liability of $1,700,000, interest earned on marketable securities held in the Trust Account of $10,307, and changes in operating assets and liabilities, which used $37,521 of cash for operating activities.

As of June 30, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $345,000,000 and $345,048,888, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $562,541 and $853,130, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 25, 2022, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. On July 25, 2022, the Sponsor deposited $320,726 of such funds into the Company’s Trust Account.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all or that it will complete a business combination prior to the expiration of the Combination Period. The Company is currently pursuing targets for a business combination and plans to extend the business combination deadline. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the six months ended June 30, 2022, the Company incurred and paid $120,000 in fees for these services.

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

Net income (loss) per Common Share

We apply the two-class method in calculating earnings (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A and Class B on weighted average number of shares of common stock outstanding over the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings (loss) per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings (loss) per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals and accounting for complex financial instruments in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

EAST RESOURCES ACQUISITION COMPANY

Date: August 22, 2022	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)