Form 10-Q
period 2022-09-30
East Resources Acquisition Co
filed 2022-11-21
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 9,718,972 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	December 31,
	2022	2021
	（Unaudited）
ASSETS
Current assets
Cash	$1,674,864	$853,130
Prepaid expenses	308,273	91,625
Total Current Assets	1,983,137	944,755

Cash and marketable securities held in Trust Account	98,260,526	345,048,888
Total Assets	$100,243,663	$345,993,643

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$7,940,400	$144,254
Income taxes payable	64,771	$—
Note payable to related party	4,924,356	1,500,000
Total Current Liabilities	12,929,527	1,644,254

Deferred underwriting fee payable	12,075,000	12,075,000
Forward purchase agreement liability	1,000,000	1,600,000
Warrant liability	3,661,000	13,911,800
Total Liabilities	29,665,527	29,231,054

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 9,718,972 and 34,500,000 shares at $10.09 and 10.00 per share at September 30, 2022 and December 31, 2021, respectively	98,058,974	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(27,505,838)	(28,262,411)
Total Stockholders’ Deficit	(27,480,838)	(28,237,411)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$100,243,663	$345,993,643

The accompanying notes are an integral part of the unaudited Condensed Consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$8,900,483	$565,570	$9,558,846	$1,015,780
Loss from operations	(8,900,483)	(565,570)	(9,558,846)	(1,015,780)
Other income:
Change in fair value of warrant liability	2,092,000	10,724,115	10,250,800	13,077,615
Change in fair value of forward purchase agreement liability	120,000	600,000	600,000	2,300,000
Interest earned - bank	2,804	19	3,181	34
Interest earned on marketable securities held in Trust Account	385,604	5,211	672,439	15,518
Other income	2,600,408	11,329,345	11,526,420	15,393,167
Net income before income taxes	(6,300,075)	10,763,775	1,967,574	14,377,387
Income tax expense	47,044	—	64,771	—
Net income (loss)	$(6,347,119)	$10,763,775	$1,902,803	$14,377,387
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	16,183,588	34,500,000	28,327,436	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.26)	$0.25	$0.05	$0.33
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.26)	$0.25	$0.05	$0.33

The accompanying notes are an integral part of the unaudited Condensed Consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)

Net income	—	—	—	—	—	9,383,814	9,383,814

Balance – March 31, 2022	—	—	8,625,000	863	24,137	(18,878,597)	(18,853,597)

Net loss	—	—	—	—	—	(1,133,892)	(1,133,892)

Balance – June 30, 2022	—	—	8,625,000	863	24,137	(20,012,489)	(19,987,489)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,146,230)	(1,146,230)

Net loss	—	—	—	—	—	(6,347,119)	(6,347,119)

Balance – September 30, 2022	—	$—	8,625,000	$863	$24,137	$(27,505,838)	$(27,480,838)
0

	For the Three and Nine Months Ended September 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)

Net income	—	—	—	—	—	10,788,946	10,788,946

Balance – March 31, 2021	—	—	8,625,000	863	24,137	(33,312,830)	(33,287,830)

Net loss	—	—	—	—	—	(7,175,334)	(7,175,334)

Balance – June 30, 2021	—	—	8,625,000	863	24,137	(40,488,164)	(40,463,164)

Net income	—	—	—	—	—	10,763,775	10,763,775

Balance – September 30, 2021	—	$—	8,625,000	$863	$24,137	$(29,724,389)	$(29,699,389)

The accompanying notes are an integral part of the unaudited Condensed Consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,902,803	$14,377,387
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(10,250,800)	(13,077,615)
Change in fair value of forward purchase agreement liability	(600,000)	(2,300,000)
Amortization of prepaid insurance	225,144	99,105
Interest earned on marketable securities held in Trust Account	(672,439)	(15,518)
Changes in operating assets and liabilities:
Prepaid expenses	(441,792)	(4,105)
Accrued expenses	7,796,146	24,772
Income taxes payable	64,771	—
Net cash used in operating activities	(1,976,167)	(895,974)

Cash Flows from Investing Activities:
Trust Account withdrawal for redemption of Class A shares	248,087,256	—
Payment to Trust Account	(962,178)	—
Trust Account withdrawal for payment of taxes	335,723	—
Net cash provided by investing activities	247,460,801	—

Cash Flows from Financing Activities:
Proceeds from note payable - Related Party	3,424,356	1,500,000
Redepmtion of Class A common stock	(248,087,256)	—
Net cash provided by financing activities	(244,662,900)	1,500,000

Net Change in Cash	821,734	604,026
Cash — Beginning	853,130	589,685
Cash — Ending	$1,674,864	$1,193,711

Non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$1,146,230	$—

The accompanying notes are an integral part of the unaudited Condensed Consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

East Resources Acquisition Company (the “Company”) is a blank check company incorporated in Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Each of LMA Merger Sub, LLC (“LMA Merger Sub”) and Abacus Merger Sub, LLC (“Abacus Merger Sub”) is a wholly owned subsidiary of the Company and was formed as a Delaware limited liability company on August 19, 2022.

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing such Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Prior to June 2022, at which time the assets in the Trust Account were liquidated to thereafter be held in cash (as described below), the Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 27, 2020 and the exercise of the over-allotment option on August 25, 2020, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), in June 2022, the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash until earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders as described below.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On July 25, 2022, the Company convened a special meeting of stockholders at which a proposal to extend the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023 (the “Extension Amendment Proposal”) was approved. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company.  In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month, an additional $320,726 must be deposited into the Trust Account commencing on July 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023. As of September 30, 2022, $962,178 has been deposited into Trust Account by our Sponsor. On October 27, 2022, the Sponsor deposited $320,726 into the Trust Account to extend the period the Company has to complete a Business Combination to November 27, 2022.

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

Going Concern Considerations

As of September 30, 2022, the Company had $1,674,864 in cash and a working capital deficiency of $10,946,390.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In addition, the company may have to liquidate if the Business Combination is not completed within one year.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all, or that it will complete a business combination prior to the expiration of the Combination Period. The Company is currently pursuing a Business Combination, as described in Note 6 below, and plans to extend the Business Combination deadline. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been Condensed Consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on June 22, 2022. The accompanying Condensed Consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements included in that filing. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of Condensed Consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. In June 2022, the Company liquidated all investments held in the Trust Account to thereafter be held in the form of cash in the Trust Account.

Marketable Securities Held in Trust Account

Until June 2022, the Company's portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. While the Company's investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Gains and losses resulting from the change in fair value of those securities were included in gain on investments held in the Trust Account in the accompanying unaudited Condensed Consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

At September 30, 2022, substantially all of the assets held in the Trust Account were held in cash, as further explained in Note 1 above. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s Condensed Consolidated balance sheet.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

At September 30, 2022, and December 31, 2021, the Class A common stock reflected in the Condensed Consolidated balance sheets is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Proceeds allocated to FPA liability	(1,000,000)
Class A common stock issuance costs	(18,978,817)
Plus:
Remeasurement of carrying value to redemption value	34,641,317
Class A common stock subject to possible redemption December 31, 2021	$345,000,000
Redemption of Class A common stock	(248,087,256)
Remeasurement of carrying value to redemption value	184,052
Contribution to trust account	962,178
Class A common stock subject to possible redemption	$98,058,974

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Condensed Consolidated Statement of Operations. Derivative assets and liabilities are classified on the Condensed Consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Condensed Consolidated balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no unrecognized tax liabilities and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was (0.75)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.29% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of warrants and the valuation allowance on the deferred tax assets.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding common stock shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s Condensed Consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income (loss), by the weighted average number of common stock subject to possible redemption outstanding over the period. Net income (loss) is allocated evenly on a pro rata basis between Class A and Class B based on weighted average number of shares of common stock outstanding over the period

Consistent with ASC Topic 480-10-S99-3A, remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings (loss)	$(6,347,119)	$10,763,775	$1,902,803	$14,377,387
Net earnings attributable to shareholders	$(6,347,119)	$10,763,775	$1,902,803	$14,377,387
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock	$(4,140,468)	$8,611,020	$1,458,673	$11,501,910
Denominator: Basic and diluted weighted average shares outstanding, Redeemable Class A	16,183,588	34,500,000	28,327,436	34,500,000
Basic and diluted earnings (loss) per share, Redeemable Class A	$(0.26)	$0.25	$0.05	$0.33
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock	$(2,206,651)	$2,152,755	$444,130	$2,875,477
Denominator: Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net earnings (loss) per share, Non-Redeemable Class A and Class B	$(0.26)	$0.25	$0.05	$0.33

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying Condensed Consolidated balance sheet, primarily due to their short-term nature.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s Condensed Consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

As noted above, prior to the closing of the IPO, our Sponsor transferred 10,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company.  The transfer of Founder Shares to these directors is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 10,000 shares granted to our independent directors was $61,173 or $6.12 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

subsequently modified) less the amount initially received for the transfer of the Founder Shares. On August 30, 2022, the Company has entered into a definitive agreement in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated, until after the Business Combination occurs. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020, pursuant to which the Company will pay two affiliates of the Sponsor a total of up to $10,000 each per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021, the Company incurred and paid $60,000 and $180,000, in fees for these services, respectively.

Related Party Loans

   In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Working Capital Working Capital Note”). In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. The Working Capital Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Working Capital Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Note into that number of Working Capital Warrants equal to the principal amount of the Working Capital Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of September 30, 2022, and when the Working Capital Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Working Capital Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

   The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, there was a balance of $1,500,000 under this loan.

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of September 30, 2022, the outstanding balance of the loan is $0.

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

On July 25, 2022, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. In order to further extend the period the

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Company has to complete a Business Combination beyond the 27th of a given month, an additional $320,726 must be deposited into the Trust Account commencing on July 27, 202. As of September 30, the Sponsor has deposited $962,178 into the Trust Account which is equivalent of a three month extension. On October 27, 2022, the Sponsor deposited an additional $320,726 of such funds into the Trust Account.

On September 29, 2022, the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover expenses related to the Business Combination and other operating activities until the consummation of the initial business combination. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) if the initial business combination does not occur this note will not be repaid.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Trust Extension

On July 25, 2022, the Company convened a special meeting of stockholders at which the Extension Amendment Proposal was approved, extending the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond July 27, 2022, an additional $320,726 must be deposited into the Trust Account commencing on July 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023.

Business Combination

On August 30, 2022, the Company, LMA Merger Sub, Abacus Merger Sub, Longevity Market Assets, LLC, a Florida limited liability company (“LMA”), and Abacus Settlements, LLC, a Florida limited liability company (“Abacus”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company. The business combination is expected to be consummated in the first quarter of 2023, subject to the fulfillment of certain conditions. Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued Company Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions.

For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022 and October 14, 2022, and the Company’s preliminary proxy statement (as may be amended from time to time), initially filed with the SEC on October 14, 2022.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there was 0 shares of Class A common stock issued and outstanding, excluding the 9,718,972 and 34,500,000 shares of Class A common stock subject to possible redemption at September 30, 2022 and December 31, 2021, respectively. In connection with the special meeting convened on July 25, 2022 related to the Extension Amended Proposal, stockholders totaling 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$98,260,526	1	$345,048,888

Liabilities:
Warrant Liability – Public Warrants	1	$2,415,000	1	$9,177,000
Warrant Liability – Private Placement Warrants	2	$1,246,000	2	$4,734,800
Forward Purchase Agreement Liability	3	$1,000,000	3	$1,600,000

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) and forward purchase agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented separately in the Condensed Consolidated balance sheets. The warrant liabilities and forward purchase agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the Condensed Consolidated statements of operations.

The following table presents the rollforward for the Level 3 Investments as of September 30, 2022 and 2021:

Level 3 Investments liabilities at December 31, 2021	$1,600,000
Change in fair value of forward purchase agreement	(600,000)
Level 3 Investments liabilities at September 30, 2022	$1,000,000

Level 3 Investments liabilities at December 31, 2020	$13,046,000
Change in fair value of of private warrants	(4,450,890)
Transfer from level 3 to level 2	(5,695,110)
Change in fair value of forward purchase agreement	(2,300,000)
Level 3 Investments liabilities at September 30, 2021	$600,000

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$4,734,800	$9,177,000	$13,911,800
Change in valuation inputs or other assumptions	$(3,488,800)	$(6,762,000)	$(10,250,800)
Fair value as of September 30, 2022	$1,246,000	$2,415,000	$3,661,000

Fair value as of January 1, 2021	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	$(4,450,890)	$(8,626,725)	$(13,077,615)
Fair value as of September 30, 2021	$5,695,110	$11,038,275	$16,733,385

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement:

	September 30, 2022	December 31, 2021
Unit price	$10.10	$10.31
Term to initial business combination (in years)	0.25	0.50
Risk-free rate	4.01%	0.19%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of forward purchase agreement liability:

Fair value as of December 31, 2021	$1,600,000
Change in fair value	(1,550,000)
Fair value as of March 31, 2022	$50,000
Change in fair value	1,070,000
Fair value as of June 30, 2022	$1,120,000
Change in fair value	(120,000)
Fair value as of September 30, 2022	$1,000,000

Fair value as of December 31, 2020	$2,900,000
Change in fair value	(2,400,000)
Fair value as of March 31, 2021	$500,000
Change in fair value	700,000
Fair value as of June 30, 2021	$1,200,000
Change in fair value	(600,000)
Fair value as of September 30, 2021	$600,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Condensed Consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated financial statements.

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

On August 30, 2022, the Company, LMA Merger Sub, Abacus Merger Sub, LMA and Abacus entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company. The consummation of the business combination is expected to be consummated in the first quarter of 2023, subject to the fulfillment of certain conditions.  Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued Company Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions.

For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022 and October 14, 2022, and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on October 14, 2022.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing such Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of change in fair value of warrant liability, change in fair value of FPA, interest income from bank, and, until June 2022 when all investments in the Trust Account were liquidated to thereafter be held in cash as further explained in Note 1 under Item 1 above, we also generated interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $6,347,119, which consists of operating costs of $8,900,483, offset by change in fair value of warrant liability of $2,092,000, change in fair value of forward purchase agreement liability of $120,000, interest income earned on marketable securities held in the Trust Account of $385,604, and interest income from bank of $2,804.

For the nine months ended September 30, 2022, we had a net income of $1,902,803, which consists of operating costs of $9,558,846, offset by change in fair value of warrant liability of $10,250,800, change in fair value of forward purchase agreement liability of $600,000, interest income earned on marketable securities held in the Trust Account of $672,439, and interest income from bank of $3,181.

For the three months ended September 30, 2021, we had a net loss of $10,763,775, which consisted of formation and operating costs of $565,570 offset by change in fair value of warrant liability of $10,724,115, change in fair value of forward purchase agreement liability of $600,000, interest income earned on marketable securities held in the Trust Account of $5,211, and interest income from bank of $19.

For the nine months ended September 30, 2021, we had a net income of $14,377,387, which consisted of formation and operating costs of $1,015,780 offset by change in fair value of warrant liability of $13,077,615, change in fair value of forward purchase agreement liability of $2,300,000, interest income earned on marketable securities held in the Trust Account of $15,518, and interest income from bank of $34.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,976,167. Net income of $1,902,803 was affected by change in fair value of warrant liability of $10,250,800, change in fair value of forward purchase agreement liability of $600,000, interest earned on marketable securities held in the Trust Account of $672,439 and changes in operating assets and liabilities, which used $7,644,269 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $895,974. Net income of $14,377,387 was affected by change in fair value of warrant liability of $13,077,615, change in fair value of forward purchase agreement liability of $2,300,000, interest earned on marketable securities held in the Trust Account of $15,518, and changes in operating assets and liabilities, which used $119,772 of cash for operating activities.

As of September 30, 2022 and December 31, 2021, we had cash and marketable securities held in the Trust Account of $98,260,526 and $345,048,888, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $1,674,864 and $853,130, respectively outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On July 25, 2022, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 and an additional working capital note of up to $1,500,000. Both notes bare no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all, or that it will complete a business combination prior to the expiration of the Combination Period. The Company is currently pursuing a business combination, as described under the section above entitled “Overview,” and plans to extend the business combination deadline. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the nine months ended September 30, 2022, the Company incurred and paid $180,000 in fees for these services.

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

Critical Accounting Policies

The preparation of Condensed Consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Condensed Consolidated Statement of Operations. Derivative assets and liabilities are classified on the Condensed Consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the Condensed Consolidated balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Consolidated Statement of Operations in the period of change.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated financial statements.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals and accounting for complex financial instruments in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on June 22, 2022. As of the date of this Report, other than material weakness related to financial instruments and accounting for accruals, and except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds investing solely in U.S. government securities and that generally have a readily determinable fair value, or a combination thereof. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), in June 2022, we liquidated the U.S. government securities and money market investments held in the Trust Account to be held thereafter in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination or liquidation of the Trust Account.

As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of August 30, 2022 and amended as of October 14, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on August 30, 2022)

2.2

First Amendment to Agreement and Plan of Merger, dated as of October 14, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on October 14, 2022)

10.1*	Form of Indemnity Agreement, dated September 16, 2021, between the Company and Thomas A. Lopus

10.2

Sponsor Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, Longevity Market Assets, LLC, Abacus Settlements, LLC and East Sponsor, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on August 30, 2022)

10.3

Company Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, Longevity Market Assets, LLC, Abacus Settlements, LLC and East Sponsor, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on August 30, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST RESOURCES ACQUISITION COMPANY

Date: November 21, 2022	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)