Form 10-K
period 2022-12-31
East Resources Acquisition Co
filed 2023-04-18
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrants Class A common stock was $9.98. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2022, as reported on the NASDAQ was $344,310,000.

As of April 17, 2023, there were 2,856,047 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm Id:	688	Auditor Name:	Marcum LLP	Auditor Location:	New York, New York USA

i

 CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K, references to:

•	“we,” “us,” “Company” or “our Company” are to East Resources Acquisition Company, a Delaware corporation;
•	“Board” refers to our board of directors;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•	“equity-linked securities” are to any securities of our Company which are convertible into or exchangeable or exercisable for, common stock of our Company;
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, but are not limited to, statements about:

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

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account (the “trust account”) or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance following our initial public offering.

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

A total of $345,000,000 of the net proceeds from our initial public offering (including the over-allotment) and the private placement with the Sponsor were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on July 24, 2020 on NASDAQ under the symbol ERESU. On September 14, 2020, the securities comprising the units began separate trading. The common stock and warrants trade on NASDAQ under the symbols “ERES” and “ERESW,” respectively.

On July 25, 2022, we convened a special meeting of stockholders at which a proposal to extend the date by which we have to complete an initial business combination from July 27, 2022 to January 27, 2023 (the “First Extension Amendment Proposal”) was approved. In connection with the special meeting, our stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the trust account to pay such redeeming holders. Additionally, in connection with the approval of the First Extension Amendment Proposal, we issued a promissory note (the “First Extension Note”) in the principal amount of up to $1,924,356 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $1,924,356. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of our liquidation. In order to further extend the period we have to complete our initial business combination beyond the 27th of a given month until January 27, 2023, our Sponsor deposited an additional $320,726 into the trust account commencing on July 27, 2022 and on the 27th of each subsequent month until December 27, 2022. As of December 31, 2022, $1,924,356 had been deposited into trust account by our Sponsor.

On August 30, 2022, the Company, LMA Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“LMA Merger Sub”), Abacus Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Abacus Merger Sub”), Longevity Market Assets, LLC, a Florida limited liability company (“LMA”) and Abacus Settlements, LLC, a Florida limited liability company (“Abacus”) entered into an Agreement and Plan of Merger, as amended on October 14, 2022 (as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company (the “LMA Merger”) and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company (the “Abacus Merger” and, together with the LMA Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”). The Business Combination is expected to be consummated in the first half of 2023, subject to the fulfillment of certain conditions. Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued shares of Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions. For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022 and October 14, 2022, and the Company’s preliminary proxy statement (as amended, the “Proxy Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2022.

On January 20, 2023, we convened a special meeting of stockholders at which a proposal to extend the date by which we have to complete a business combination from January 27, 2023 to July 27, 2023 (the “Second Extension Amendment Proposal”) was approved. In connection with the special meeting, our stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 6,862,925 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $70,070,464 (approximately $10.21 per share) was removed from the trust account to pay such redeeming holders. Additionally, in connection with the approval of the Second Extension Amendment Proposal, we issued a promissory note (the “Second Extension Note” and, together with the First Extension Note, the “Extension Notes”) in the principal amount of up to $565,497 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $565,497. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of our liquidation. In order to further extend the period we have to complete our initial business combination beyond the 27th of a given month until July 27, 2023, our Sponsor will deposit an additional $94,250 into the trust account commencing on January 27, 2023 and on the 27th of each subsequent month until July 27, 2023. As of April 17, 2023, $282,750 had been deposited into trust account by our Sponsor.

Business Strategy

Our acquisition and value creation strategy is to source, acquire and, after our initial business combination, grow a company in the energy industry in North America that complements the experience of our management team and Board and can benefit from their respective operational and financial expertise and experience through multiple industry cycles. We believe the deep industry and investing experience of our directors, the extensive experience of our Chief Executive Officer, Terrence M. Pegula, and the rest of our management team that has operated through numerous market cycles and our operating platform’s deep geological knowledge, uniquely positions us to identify, source, negotiate and execute a business combination with attractive risk-adjusted returns for our stockholders. We believe that there is a unique and timely opportunity to achieve attractive returns by acquiring and exploiting oil and natural gas E&P assets in proven basins with extensive production history and limited geologic risk, though we reserve the right to pursue an acquisition opportunity in any business or industry.

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

Our business strategy is focused on identifying and acquiring long-lived assets with relatively stable decline profiles and low fixed costs supported by existing production and cash flow, but that we believe are underperforming their potential. Even fundamentally sound companies can underperform their full-potential due to numerous factors, including underinvestment, a temporary period of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. Our management team has extensive experience in identifying and executing such full-potential acquisitions in the energy industry. We plan to capitalize on the broad range of our team’s skill sets, backgrounds, experiences, and other intellectual capital to identify and realize unexploited value. Our management team and Board have successfully executed on this business strategy across multiple energy market cycles, identifying value that the broader market has not recognized and acquiring assets at attractive valuations. Furthermore, we believe in taking a conservative approach to valuation.

When implementing our business strategy, we place significant emphasis on cash-on-cash returns, which we plan to maximize by (i) employing a conservative capital allocation strategy based on full cycle economics and (ii) focusing on implementation of cost reductions and enhancement of existing asset efficiency. By utilizing a disciplined approach to capital allocation, both at the time of acquisition and the subsequent optimization of the target, members of our management team and Board have repeatedly generated meaningful returns for their equity holders. Our objective is to form a sustainable business with multiple competitive advantages and the potential to generate meaningful cash flow in excess of its capital. We would expect to grow the business over time, both organically and through acquisitions, with a focus on achieving attractive risk-adjusted returns for our stockholders, while maintaining conservative balance sheet metrics.

Acquisition Criteria

Consistent with our acquisition strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses.  We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire companies or assets that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial business combination with a target considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Any party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti‑dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares issued in the specified future issuance, unless the holders of a majority of the then outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

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

We may, at our option, pursue an opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Board has consented to the participation of our officers and directors in the formation of, or becoming an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) prior to our entering into a definitive agreement regarding our initial business combination.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. As a result, following the consummation of the Business Combination, the post-Business Combination company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, as well as expenses relating to the administration of the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.18 per public share as of the date of this report. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions. There are currently no outstanding deferred underwriting commissions as Wells Fargo Securities, LLC, the sole book running manager for our initial public offering, has agreed to waive its entitlement to any deferred underwriting fees. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation, as amended:

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Sponsor will count toward this quorum and has agreed to vote its founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As our Sponsor, officers and directors currently hold more than the majority of the outstanding shares of our common stock and our Sponsor, officers and directors have agreed to vote their shares in favor of a proposed business combination and not redeem any of their shares in connection with such stockholder vote, their vote is sufficient to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our Sponsor, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation, as amended provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or until two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If our proposed Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our proposed Business Combination is not completed, we may continue to try to complete a business combination with a different target until July 27, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have only until July 27, 2023 to complete our initial business combination. If we are unable to complete our business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the prescribed time period.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by July 27, 2023. However, if our Sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 27, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 27, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by July 27, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 27, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by July 27, 2023, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by July 27, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this report. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. Our annual, quarterly and current reports, and any amendments to any of those reports, that we file with the SEC are available free of charge as soon as reasonably practicable through our corporate website address at www.eastresources.com. The contents of these websites are not incorporated into this filing. Further, our references to the uniform resource locators, or URLs, for these websites are intended to be inactive textual references only.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The risks include the following summary risk factors:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	any adverse effects stemming from economic, business or competitive factors;
•	any volatility in the markets caused by geopolitical and economic factors;
•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	our ability to meet NASDAQ’s listing standards before and after the initial business combination;
•	the lack of a market for our securities;
•	the potential tax implications of redemptions of our Class A common stock;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account potentially being subject to claims of third parties;
•	any litigation, complaints and/or adverse publicity;
•	any changes in applicable laws or regulations; or

•	our financial performance.

The risk factors related to the proposed Business Combination are set forth in the Proxy Statement filed with the SEC, which will be distributed to our stockholders in advance of the special meeting held in connection with the proposed Business Combination.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Sponsor agreed to vote its founder shares, as well as any public shares purchased during or after offering, in favor of our initial business combination. As our Sponsor, officers and directors currently hold more than the majority of the outstanding shares of our common stock and our Sponsor, officers and directors have agreed to vote their shares in favor of a proposed business combination and not redeem any of their shares in connection with such stockholder vote, their vote is sufficient to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, we will have the necessary stockholder approval, whereas that may not have been the case if our Sponsor had agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 27, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provided that we must complete our initial business combination within 24 months from the closing of our initial public offering (July 27, 2022). On July 25, 2022, our stockholders approved an amendment to our amended and restated certificate of incorporation, pursuant to which the date by which we must consummate our initial business combination was extended from July 27, 2022 to January 27, 2023. On January 20, 2023, our stockholders approved an additional amendment to our amended and restated certificate of incorporation, pursuant to which the date by which we must consummate our initial business combination was extended from January 27, 2023 to July 27, 2023. While the proposed Business Combination is expected to be consummated in the first half of 2023, there can be no assurances that the Business Combination will be consummated. We may not be able to find an alternate suitable target business and complete our initial business combination within such time period. Our ability to complete our proposed Business Combination or an alternate business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and the military conflict in Ukraine may negatively impact businesses we may seek to acquire.  If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the sections of this report entitled “Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination” and “Business—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

There is no guarantee that a public stockholder’s decision whether to redeem their shares for a pro rata portion of the trust account will put such stockholder in a better future economic position.

No assurance can be given as to the price at which a public stockholder may be able to sell the shares of our Class A common stock in the future following the completion of a business combination. Certain events following the consummation of any business combination, including the proposed Business Combination, may cause an increase in our stock price, and may result in a lower value realized now than the stockholder might realize in the future had the stockholder not elected to redeem such stockholder’s public shares. Similarly, if a public stockholder does not redeem his, her or its shares, such stockholder will bear the risk of ownership of our Class A common stock after the consummation of a business combination, and there can be no assurance that a stockholder can sell his, her or its shares of our Class A common stock in the future for a greater amount than the redemption price set forth in this proxy statement. A public stockholder should consult his, her or its own tax and/or financial advisor for assistance on how this may affect its individual situation.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this report, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 36 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 36 months from the closing of our initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 36 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until July 27, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 27, 2023, assuming that our initial business combination is not completed during that time. We cannot assure you that, the funds available to us outside of the trust account will be sufficient to allow us to operate until July 27, 2023. We plan to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

As of the date of this report, we have approximately $87,000 held outside the trust account that is available to us. If we are required to seek additional capital, we would need to withdraw accrued interest from the trust account as described elsewhere in this report (i.e. for our franchise and income taxes as well as expenses relating to the administration of the trust account) and/or borrow funds from our Sponsor, management team or other third parties to operate, or we may be forced to liquidate. As of June 2022, the proceeds from the trust account were liquidated to thereafter be held in cash, as such there is limited accrued interest in the trust account from which we may make withdrawals. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, did not execute agreements with us waiving such claims to the monies held in the trust account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were initially invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), in June 2022, the investments in U.S. government securities or money market funds held in the trust account were liquidated to thereafter be held in cash until earlier of: (i) the completion of our initial business combination and (ii) the distribution of the funds in the trust account to the Company’s stockholders as described below. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is an initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940.

These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

There is uncertainty regarding the federal income tax consequences of the redemption to the holders of our Class A common stock.

There is some uncertainty regarding the federal income tax consequences to holders of Class A common stock that exercise their redemption rights. The uncertainty of tax consequences relates primarily to the individual circumstances of the taxpayer and include (i) whether the redemption will be treated as a corporate distribution potentially taxable as a dividend, or a sale, that would potentially give rise to capital gain or capital loss and (ii) whether such capital gain is “long-term” or “short-term.” Whether the redemption qualifies for sale treatment, resulting in taxation as capital gain rather than treatment as a corporate distribution, will depend largely on whether the holder owns (or is deemed to own) any shares of Class A common stock following the redemption, and if so, the total number of shares of Class A common stock treated as held by the holder both before and after the redemption relative to all shares of our voting stock outstanding both before and after the redemption. The redemption generally will be treated as a sale, rather than a distribution, if the redemption (i) is “substantially disproportionate” with respect to the holder, (ii) results in a “complete termination” of the holder’s interest in us or (iii) is “not essentially equivalent to a dividend” with respect to the holder. Due to the personal and subjective nature of certain of such tests and the absence of clear guidance from the IRS, there is uncertainty as to how a holder who elects to exercise its redemption rights will be taxed in connection with the exercise of redemption rights.

A new 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions by us of our Class A Common Stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. This excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Generally, the amount of the excise tax is 1% of the fair market value of the shares repurchased at the time of the repurchase. For the purposes of calculating the excise tax, the repurchasing corporation is permitted to net the fair market value of certain new stock issuances against the fair market value of the stock repurchases that occur in the same taxable year. The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to issue guidance on how the excise tax provisions of the IRA will be applied. The IRA excise tax applies to repurchases that occur after December 31, 2022.

Any repurchase or redemption of our Class A common stock that occurs after December 31, 2022, in connection with the business combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) (while we continue to opportunistically seek to raise a PIPE investment, at this time, we have no committed PIPE investment amount) and (iv) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. Since the excise tax would be payable by us and not by the redeeming holder, we have yet to determine the mechanics of any required payment of the excise taxes.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 36 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 36 month anniversary from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 36 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants,  or holders of our working capital loans or their respective permitted transferees are registered.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, there are 165,500,000 and 11,375,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants, or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and currently outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance). After the completion of our initial business combination, we may issue a substantial number of additional shares of common stock to redeem the warrants as described herein or shares of common or preferred stock under an employee incentive plan. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

Competing interests of our Sponsor, directors and officers are fully discussed in our Proxy Statement filed with the SEC.

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

Competing interests of our Sponsor, directors and officers are fully discussed in our Proxy Statement filed with the SEC.

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

We may only be able to complete one business combination with the proceeds of our initial public offering and, the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of the date of this report, approximately $99 million is available in our trust account for completing our business combination and paying related fees and expenses .

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

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the post-business combination company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, (excluding the election of directors prior to the initial business combination) our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who collectively beneficially own approximately 75% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 75% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would further increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders or appointed by the other members of the Board, because of their ownership position, will have considerable influence regarding the outcome.  Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

We have issued warrants to purchase 17,250,000 shares of our Class A common stock as part of the units offered in our initial public offering and the underwriters’ full exercise of their over-allotment option. Additionally, we issued in a private placement warrants to purchase an aggregate of 8,900,000 shares of Class A common stock at $11.50 per share. In addition, our Sponsor may convert up to $2,000,000 of the aggregate outstanding sum under the Extension Notes into that number of warrants equal to the principal amount converted divided by $1.50, with each whole warrant exercisable for one share of Class A common stock. Our Sponsor currently owns 8,625,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth in our amended and restated certificate of incorporation.

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

Further, Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. As a result, following the consummation of the proposed Business Combination, the post-Business Combination company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

We are also subject to anti-takeover provisions under Delaware law, including Section 203 of the DGCL, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Any provision of our amended and restated certificate of incorporation, as amended, our amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery or (iv) any action asserting a claim against us, our directors, officers, or employees that is governed by the internal affairs doctrine, in each such case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery, or (c) the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

Our warrants are accounted for as liabilities and the changes in fair value of each could have a material effect on our financial results.

The Public Statement from the SEC regarding the accounting and reporting considerations for warrants issued by SPACs, focused on warrants that have certain settlement terms and provisions related to certain tender offers, or warrants which do not meet the criteria to be considered indexed to an entity’s own stock (the “Public Statement”). The terms described in the Public Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the Public Statement, we re-evaluated the accounting treatment of our warrants, and determined that they should be classified as derivative liabilities measured at fair value, with changes in fair value reflected on the statement of operations for each respective period. As a result, derivative liabilities related to our outstanding warrants are included on our balance sheet as of December 31, 2022. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in fair value to be reflected on the statement of operations. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our outstanding warrants and in each reporting period, and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.

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

As described elsewhere in this Annual Report on Form 10-K, subsequently we identified 1) an error with respect to improper accounting for accruals and 2) an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of the Public Shares and presentation of earnings per share. For a discussion of management’s consideration of the material weakness identified related to the Company’s improper accounting for accruals and application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K. As a result, our management has concluded that the controls surrounding the errors should be aggregated with the previously determined error as a control deficiency around the interpretation and accounting for accruals and certain complex financial instruments.

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

Holders

On April 17, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, two holders of record of our Class B common stock and three holders of record of our warrants.

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

We paid a total of $6,900,000 in underwriting discounts and commissions and $865,171 for other costs and expenses related to the initial public offering. The underwriters agreed to defer an additional $12,075,000 in underwriting discounts and commissions, payable upon consummation of our initial business combination. Wells Fargo Securities, LLC, as the sole book running manager for our initial public offering, has agreed to waive the deferred underwriting fees. After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,075,000 in underwriting discounts and commissions, which will be released from the trust account upon consummation of initial business combination, if consummated) and incurred offering costs, the total net proceeds from our initial public offering and the sale of the private placement warrants was $346,000,000, of which $345,000,000 (or $10.00 per unit sold in the initial public offering) was placed in the trust account. We reimbursed our Sponsor and certain officers and directors to cover expenses related to the initial public offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

On August 30, 2022, the Company, LMA Merger Sub, Abacus Merger Sub, LMA and Abacus entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company. The proposed Business Combination is expected to be consummated in the first half of 2023, subject to the fulfillment of certain conditions. Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued shares of Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions.

For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022 and October 14, 2022, and the Company’s Proxy Statement as filed with the SEC.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our initial public offering) nor generated any revenues to date. Our only activities from May 22, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for an initial business combination and completing such business combination. We generate non-operating income in the form of change in fair value of warrant liability, change in fair value of forward purchase agreements (prior to the termination of the forward purchase agreement on December 2, 2022), interest income from banks, and, until June 2022 when all investments in the trust account were liquidated to thereafter be held in cash as further explained in Note 1 to the financial statements, we also generated interest income on marketable securities held in the trust account. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $643,564, which consists of operating costs of $11,722,287 , offset by a change in fair value of warrant liability of $9,335,550, a change in fair value of the forward purchase agreement liability of $600,000, and interest earned from bank of $10,031 and interest earned on marketable securities held in the trust account of $672,439, and income tax expense of $52,485.

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

For the period ended December 31, 2022, cash used in operating activities was $2,602,281. Net loss of $643,564 was affected by non-cash charges for the change in fair value of warrant liability of $9,335,550, change in fair value of forward purchase agreement liability of $600,000, interest earned on marketable securities held in the trust account of $672,439, gain on deferred underwriting fee waiver of $513,188 and changes in operating assets and liabilities, which used $9,162,460 of cash in operating activities.

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

As of December 31, 2022 and December 31, 2021, we had cash and marketable securities held in the trust account of $99,222,704 and $345,048,888, respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2022 we withdrew $335,723 of interest earned on the trust account. During the period ended December 31, 2021, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and December 31, 2021, we had cash of $86,572 and $853,130 outside of the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a business combination, without interest.

In August 2021, the Sponsor committed to provide us an aggregate of $1,500,000 in loans for working capital purpose. As of December 31, 2022 and December 31, 2021, there was a balance of $1,500,000 under this loan. Subsequent to the reporting period, on January 31, 2023, the Sponsor agreed to loan us up to an additional $1,500,000 under this loan.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the year ended December 31, 2022 and December 31, 2021, the Company incurred and paid an aggregate of $240,000 and $240,000 in connection with these agreements, respectively.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. Wells Fargo Securities, LLC, as the sole book running manager for our initial public offering, has agreed to waive its entitlement to any deferred underwriting fees.

On July 2, 2020, we entered into a forward purchase agreement pursuant to which East Asset Management, LLC (“East Asset Management”), an affiliate of the Sponsor, agreed to purchase an aggregate of up to 5,000,000 forward purchase units, consisting of one forward purchase shares and one-half of one forward purchase warrants, for $10.00 per unit, or an aggregate maximum amount of $50,000,000, in a private placement that would close simultaneously with the closing of an initial business combination. On and effective as of December 2, 2022, we and East Asset Management entered into an agreement to terminate the forward purchase agreement, pursuant to which the parties agreed that no payments or deliveries are due by either party in respect of the forward purchase agreement and the forward purchase agreement is in no further force and effect.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. As of April 17, 2023, our Sponsor has loaned to us an aggregate of $1,500,000 for working capital purposes. The working capital loan does not bear interest and is repayable in full upon consummation of a business combination. If we do not complete a business combination, the working capital loan need not be repaid and all amounts owed under it will be forgiven. The working capital loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the working capital loan and all other sums payable with regard to the working capital loan becoming immediately due and payable. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On July 25, 2022, in connection with the First Extension Amendment Proposal, we entered into the First Extension Note with our Sponsor, and on January 23, 2023, in connection with the Second Extension Amendment Proposal, we entered into the Second Extension Note with our Sponsor. Pursuant to the First Extension Note, the Sponsor agreed that it will contribute to us as a loan of $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve the First Extension Amendment Proposal, for each month until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve a business combination and (ii) January 27, 2023 if we failed to complete a business combination by such date. Pursuant to the Second Extension Note, the Sponsor agreed that it will contribute to us as a loan of $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve the Second Extension Amendment Proposal, for each month until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve a business combination and (ii) July 27, 2023 if we fail to complete a business combination by such date. As of April 17, 2023, there was a balance of $1,924,356 under the First Extension Note and a balance of $565,497, under the Second Extension Note.

The Extension Notes do not bear interest and are repayable in full upon the earlier of (i) the date of the consummation of our initial business combination and (ii) the date of our liquidation. At any time prior to payment in full of the principal balance of the First Extension Note, the holder of the First Extension Note (or a permitted assignee) will have the option, but not the obligation, to convert up to $1,500,000 of the unpaid principal balance of the First Extension Note into that number of warrants, each whole warrant exercisable for one share of our Class A common stock, equal to the principal amount of the First Extension Note so converted divided by $1.50. At any time prior to payment in full of the principal balance of the Second Extension Note, the holder of the Second Extension Note (or a permitted assignee) will have the option, but not the obligation, to convert up to $500,000 of the unpaid principal balance of the Second Extension Note into that number of warrants, each whole warrant exercisable for one share of our Class A common stock, equal to the principal amount of the Second Extension Note so converted divided by $1.50. The terms of the warrants resulting from conversion of the Extension Notes will be identical to the terms of the private placement warrants. Our Sponsor will have the sole discretion whether to continue extending for additional months, and if it determines not to continue extending for additional months, its obligation to make additional Contributions will terminate. If this occurs, we would wind up our affairs and redeem 100% of the outstanding Class A common stock in accordance with the procedures set forth in our charter. The maturity date of the Extension Notes may be accelerated upon the occurrence of an Event of Default (as defined therein). We may prepay any outstanding principal under the Extension Notes at any time, at our election and without penalty, provided, however, our Sponsor shall have a right to first convert such principal balance as described in Section 17 of the Extension Notes upon notice of such prepayment. If a business combination is not completed and we liquidate, there will not be sufficient assets to repay the Extension Notes and they will be worthless.

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

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that meet the definition of a Securities SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted the standard on January 1, 2022 and has assessed that it had no impact on the accounting of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, and prior to June 2022, at which time the assets in the trust account were liquidated to thereafter be held in cash (as described previously in this report), the net proceeds of our initial public offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, there was no associated material exposure to interest rate risk.

Item 8.Consolidated Financial Statements and Supplementary Data.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals and accounting for complex financial instruments in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022.

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

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Officers and Directors

As of the date of this report, our officers and directors are as follows:

Name	Age	Position
Terrence M. Pegula	71	Chairman, Chief Executive Officer and President
Gary L. Hagerman, Jr.	44	Chief Financial Officer and Treasurer
John P. Sieminski	64	General Counsel and Secretary
Adam Gusky	48	Chief Investment Officer
Jacob Long	35	Vice President, Operations
James S. Morrow	51	Director
William A. Fustos	65	Director
Thomas W. Corbett, Jr.	73	Director
Thomas A. Lopus	63	Director

Terrence M. Pegula, Chairman, Chief Executive Officer and President

Mr. Pegula currently serves as our Chairman, Chief Executive Officer and President. Mr. Pegula is one of the most experienced Chief Executive Officers in the Appalachian Basin, with over 40 years of success forming multiple oil & gas companies. Mr. Pegula has a proven operating and investing track record in the energy sector. In 2010, he sold assets of East Resources, Inc. to Royal Dutch Shell plc (“Shell”) for $4.7 billion. In 2014, he was the majority owner of assets sold by HG Energy, LLC (“HG Energy”) to American Energy Partners, LP (“American Energy Partners”) for $1.75 billion. At the respective times that both divestures occurred, East Resources, Inc. was not burdened with significant debt.  Mr. Pegula has experience operating all segments of the value-chain, including upstream, midstream, processing and local distribution of company assets. Mr. Pegula is currently the Owner and Vice President of East Management Services, an affiliate of our Sponsor. Mr. Pegula also currently owns entities operating small assets in Texas, Colorado and Wyoming. Mr. and Ms. Pegula also own the Buffalo Sabres professional hockey team and the Buffalo Bills professional football team.

Mr. Pegula graduated from the Pennsylvania State University in 1973 with a degree in Petroleum and Natural Gas Engineering.  In 2007 he was the recipient of the University’s prestigious C. Drew Stahl Distinguished Achievement Award in Petroleum & Natural Gas Engineering.  In 2011, he was appointed by Pennsylvania Governor Tom Corbett to his Marcellus Shale Advisory Commission and was also named Penn State’s Philanthropist of the Year in recognition of his past support and for the gift that provided the funds for the University to construct the Pegula Ice Arena and develop an NCAA Division I hockey program.  In 2014 he received Penn State’s Distinguished Alumni Award.  In 2018 he was appointed by Pennsylvania Governor Tom Wolf to Penn State’s Board of Trustees, on which he still serves.  Finally, in 2020 he was appointed by the Department of Energy Secretary Dan Brouillette to serve on the National Petroleum Counsel. Mr. Pegula is well-qualified to serve on our Board due to his extensive experience in investment and management of oil and gas companies.

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

Thomas A. Lopus, Director

Mr. Lopus currently serves as a Director. Mr. Lopus has worked in the oil and gas industry for 18 years in various roles. From June 2016 to June 2019, he served as the Director of Operations for Range Resources Corporation. He also served as a Senior Vice President - Oil & Gas Assets for Pardee Resources Company. Prior to that Mr. Lopus served as the Appalachian Business Manager for J-W Operating Company from January 2019 to December 2012. Mr. Lopus received a B.S. in Petroleum and Natural Gas Engineering from Penn State University. He was a member of the board of directors for Linn Energy from 2006 to 2008. In 2012, he was awarded the Industry Executive Leader award from the Northeast US Oil and Gas Awards and was a founding member of the Marcellus Shale Coalition from 2008 to 2016. Mr. Lopus is well-qualified to serve on our Board due to his extensive experience in the oil and gas industry.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of James S. Morrow, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Thomas A. Lopus and William A. Fustos, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Terrence M. Pegula and Thomas W. Corbett, Jr., will expire at the third annual meeting of stockholders.

Under our amended and restated certificate of incorporation, as amended, holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Compensation Committee

We have established a compensation committee of the Board. William A. Fustos and Thomas A. Lopus serve as members of our compensation committee. Under NASDAQ listing standards and applicable SEC rules, our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Fustos meets the independent director standard under NASDAQ listing standards, and will serve as chairman of the compensation committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Mr. Gusky filed a Form 4 approximately 17 months late on November 2, 2022.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of NASDAQ that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

•

Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 36 months after the closing of our initial public offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

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

A fulsome discussion of the interests that our Sponsor, officers and directors have in our proposed Business Combination is set forth in the Proxy Statement filed with the SEC and which will be distributed to our stockholders in advance of the special meeting to be held in connection with the proposed Business Combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation, as amended, provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 17, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Terrence M. Pegula	—	—	8,615,000	99.88%	75%
Gary L. Hagerman, Jr.	1,000	*	—	—	—
John P. Sieminski	2,500	*	—	—	—
James S. Morrow	—	—	—	—	—
William A. Fustos	22,000	*	—	—	—
Thomas W. Corbett, Jr.	—	—	10,000	*	*
Benjamin Wingard	4,000	*	—	—	*
Jacob Long	5,000	*	—	—	*
Adam Gusky	2,452	*	—	—	*
All officers and directors as a group (10 individuals)	36,952	1.29%	8,625,000	100%	75%
East Sponsor, LLC(3)	—	—	8,615,000	99.88%	75%

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o East Resources Acquisition Company, 7777 NW Beacon Square Boulevard, Boca Raton, Florida 33487.
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

Other than these fees, which are subject to negotiation, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including with respect to our formation and initial public offering and to identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in connection with the successful completion of our initial business combination, we may determine to provide a payment to our Sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of our initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee will review on a quarterly basis all payments that were or are to be made to our Sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. As of April 17, 2023, our Sponsor has loaned to us an aggregate of $3,000,000 for working capital purposes. The working capital loan does not bear interest and is repayable in full upon consummation of a business combination. If we do not complete a business combination, the working capital loan need not be repaid and all amounts owed under it will be forgiven. The working capital loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the working capital loan and all other sums payable with regard to the working capital loan becoming immediately due and payable. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In connection with our initial public offering, we entered into a forward purchase agreement pursuant to which East Asset Management had agreed to purchase an aggregate of up to 5,000,000 forward purchase units, consisting of the forward purchase shares and the forward purchase warrants, for $10.00 per unit, or an aggregate maximum amount of $50,000,000, in a private placement that would close simultaneously with the closing of our initial business combination. Pursuant to the termination agreement, dated December 2, 2022, by and between the Company and our Sponsor, the forward purchase agreement was terminated and is of no further effect. The parties agreed that no payments or deliveries are due by either party in respect of the forward purchase agreement.

On July 25, 2022, in connection with the First Extension Amendment Proposal, we entered into the

First Extension Note with our Sponsor, and on January 23, 2023, in connection with the Second Extension

Amendment Proposal, we entered into the Second Extension Note with our Sponsor. Pursuant to the First

Extension Note, the Sponsor agreed that it will contribute to us as a loan (each loan being referred to herein as a “Contribution”) of $0.033 for each Public Share that was not redeemed in connection with the stockholder vote to approve the First Extension Amendment Proposal, for each month until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve a business combination and (ii) January 27, 2023 if we failed to complete a business combination by such date. Pursuant to the Second Extension Note, the Sponsor agreed that it will make a Contribution of $0.033 for each Public Share that was not redeemed in connection with the stockholder vote to approve the Second Extension Amendment Proposal, for each month until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve a business combination and (ii) July 27, 2023 if we fail to complete a business combination by such date. As of April 17, 2023, there was a balance of $1,924,356 under the First Extension Note and a balance of $565,497 under the Second Extension Note.

The Extension Notes do not bear interest and are repayable in full upon the earlier of (i) the date of the consummation of our initial business combination and (ii) the date of our liquidation. At any time prior to payment in full of the principal balance of the First Extension Note, the holder of the First Extension Note (or a permitted assignee) will have the option, but not the obligation, to convert up to $1,500,000 of the unpaid principal balance of the First Extension Note into that number of warrants, each whole warrant exercisable for one share of our Class A common stock equal to the principal amount of the First Extension Note so converted divided by $1.50. At any time prior to payment in full of the principal balance of the Second Extension Note, the holder of the Second Extension Note (or a permitted assignee) will have the option, but not the obligation, to convert up to $500,000 of the unpaid principal balance of the Second Extension Note into that number of warrants, each whole warrant exercisable for one share of our Class A Common Stock, equal to the principal amount of the Second Extension Note so converted divided by $1.50. The terms of the warrants resulting from conversion of the Extension Notes will be identical to the terms of the private placement warrants.

Our Sponsor will have the sole discretion whether to continue extending for additional months, and if it determines not to continue extending for additional months, its obligation to make additional Contributions will terminate. If this occurs, we would wind up our affairs and redeem 100% of the outstanding Class A common stock in accordance with the procedures set forth in our charter. The maturity date of the Extension Notes may be accelerated upon the occurrence of an Event of Default (as defined therein). We pay prepay any outstanding principal under the Extension Notes at any time, at our election and without penalty, provided, however, our Sponsor shall have a right to first convert such principal balance as described in Section 17 of the Extension Notes upon notice of such prepayment. If a business combination is not completed and we liquidate, there will not be sufficient assets to repay the Extension Notes and they will be worthless.

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

Reimbursement for any out-of-pocket expenses related to our formation and initial public offering and to identifying, investigating and completing an initial business combination; and

Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ending 2022 and 2021 totaled $171,866 and $62,110, respectively.

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

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

1.1

Underwriting Agreement, dated July 23, 2020, between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

2.1

Agreement and Plan of Merger, dated as of August 30, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on August 30, 2022)

2.2

First Amendment to Agreement and Plan of Merger, dated as of October 14, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on October 14, 2022)

3.1

Amended and Restated Certificate of Incorporation of East Resources Acquisition Company, dated July 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

3.2

Amendment to the Amended and Restated Certificate of Incorporation of East Resources Acquisition Company, dated July 25, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 25, 2022)

3.3

Amendment to the Amended and Restated Certificate of Incorporation of East Resources Acquisition Company, dated January 23, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on January 23, 2023)

3.4	Bylaws of East Resources Acquisition Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-239677) filed with the SEC on July 2, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-239677) filed with the SEC on July 2, 2020)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-239677) filed with the SEC on July 2, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-239677) filed with the SEC on July 2, 2020)

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

10.4

Indemnity Agreement, dated July 23, 2020, between the Company and Terrence M. Pegula (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.5

Indemnity Agreement, dated July 23, 2020, between the Company and Gary L. Hagerman, Jr. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.6

Indemnity Agreement, dated July 23, 2020, between the Company and John P. Sieminski (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.7

Indemnity Agreement, dated July 23, 2020, between the Company and Adam Gusky (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.8

Indemnity Agreement, dated July 23, 2020, between the Company and Jacob Long (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.9

Indemnity Agreement, dated July 23, 2020, between the Company and James S. Morrow (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.10

Indemnity Agreement, dated July 23, 2020, between the Company and William A. Fustos (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.11

Indemnity Agreement, dated July 23, 2020, between the Company and Thomas W. Corbett, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 27, 2020)

10.12

Indemnity Agreement, dated September 16, 2021, between the Company and Thomas A. Lopus (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (File No. 001-39403) filed with the SEC on February 28, 2022)

10.13

Business Services Agreement, by and between the Company and JKLM Energy, LLC dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on December 1, 2020)

10.14

Business Services Agreement, by and between the Company and East Management Services, LP dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on December 1, 2020)

10.15

Promissory Note, dated July 25, 2022, issued to East Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on July 25, 2022)

10.16

Promissory Note, dated January 23, 2023, issued to East Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on January 23, 2023)

10.17*	Promissory Note, dated November 10, 2022, issued to East Sponsor, LLC

10.18*	Amended and Restated Promissory Note, dated January 31, 2023, issued to East Sponsor, LLC

10.19

Sponsor Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, Longevity Market Assets, LLC, Abacus Settlements, LLC and East Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on August 30, 2022)

Exhibit Number	Description

10.20

Company Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, Longevity Market Assets, LLC, Abacus Settlements, LLC and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on August 30, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Resources Acquisition Company

Date: April 17, 2023	By:	/s/ Terrence M. Pegula
Terrence M. Pegula
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Terrence M. Pegula	Chief Executive Officer, President and Chairman	April 17, 2023
Terrence M. Pegula	(Principal Executive Officer)

/s/ Gary L. Hagerman, Jr.	Chief Financial Officer and Treasurer	April 17, 2023
Gary L. Hagerman, Jr.	(Principal Financial and Accounting Officer)

/s/ James S. Morrow	Director	April 17, 2023
James S. Morrow

/s/ Thomas A. Lopus	Director	April 17, 2023
Thomas A. Lopus

/s/ William A. Fustos	Director	April 17, 2023
William A. Fustos

/s/ Thomas W. Corbett, Jr.	Director	April 17, 2023
Thomas W. Corbett, Jr.

EAST RESOURCES ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

East Resources Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of East Resources Acquisition Company (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, if the Company is unable to complete a Business Combination by the close of business on July 27, 2023, the Company will cease all operations except for the purpose of liquidating.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, TX

April 17, 2023

EAST RESOURCES ACQUISITION COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$86,572	$853,130
Prepaid expenses	64,914	91,625
Total Current Assets	151,486	944,755

Cash and securities held in Trust Account	99,222,704	345,048,888
Total Assets	$99,374,190	$345,993,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$9,227,518	$144,254
Current liabilities - Note payable to related party	4,924,356	1,500,000
Income taxes payable	52,485
Deferred underwriting fee payable	—	12,075,000
Forward purchase agreement liability	—	1,600,000
Warrant liability	4,576,250	13,911,800
Total Liabilities	18,780,609	29,231,054

Commitments

Class A common stock subject to possible redemption, $0.0001 par value; 9,718,972 and 34,500,000 shares at $10.18 and 10.00 per share at December 31, 2022 and December 31, 2021, respectively	98,983,437	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(18,414,856)	(28,262,411)
Total Stockholders’ Deficit	(18,389,856)	(28,237,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$99,374,190	$345,993,643

The accompanying notes are an integral part of the consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Formation and operating costs	$11,722,287	$1,382,681
Loss from operations	(11,722,287)	(1,382,681)
Other income (expense):
Change in fair value of warrant liability	9,335,550	15,899,200
Change in fair value of forward purchase agreement liability	600,000	1,300,000
Gain on deferred underwriting fees waiver	513,188	—
Interest earned - bank	10,031	62
Interest earned on marketable securities held in Trust Account	672,439	22,784
Other income (expense), net	11,131,208	17,222,046
Income before provision for income taxes	(591,079)	15,839,365
Income tax expense	52,485	—
Net Income (Loss)	$(643,564)	$15,839,365
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,637,084	34,500,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.02)	$0.37
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net income per share, Non-redeemable common stock	$(0.02)	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the year ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)
Net income	—	—	—	—	—	(643,564)	(643,564)
Deferred underwriting fees waiver	—	—	—	—	—	11,561,812	11,561,812
Termination of forward purchase agreement	—	—	—	—	—	1,000,000	1,000,000
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,070,693)	(2,070,693)
Balance – December 31, 2022	—	$—	8,625,000	$863	$24,137	$(18,414,856)	$(18,389,856)

	For the year ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(44,101,776)	$(44,076,776)
Net income	—	—	—	—	—	15,839,365	15,839,365
Balance – December 31, 2021	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)

The accompanying notes are an integral part of the consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(643,564)	$15,839,365
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid insurance	425,144	236,417
Change in fair value of warrant liability	(9,335,550)	(15,899,200)
Change in fair value of forward purchase agreement liability	(600,000)	(1,300,000)
Gain on deferred underwriting fees waiver	(513,188)	—
Interest earned on marketable securities held in Trust Account	(672,439)	(22,784)
Changes in operating assets and liabilities:
Prepaid insurance	(398,433)	(93,292)
Income taxes payable	52,485	—
Accrued expenses	9,083,264	2,939
Net cash used in operating activities	(2,602,281)	(1,236,555)

Cash Flows from Investing Activities:
Trust Account withdrawal for redemption of Class A shares	248,087,256	—
Payment into Trust Account	(1,924,356)	—
Trust Account withdrawal for payment of taxes	335,723
Net cash provided by investing activities	246,498,623	—

Cash Flows from Financing Activities:
Redemption of Class A Common Stock	(248,087,256)	—
Proceeds from note payable - Related Party	3,424,356	1,500,000
Net cash provided by (used in) financing activities	(244,662,900)	1,500,000

Net Change in Cash	(766,558)	263,445
Cash — Beginning	853,130	589,685
Cash — Ending	$86,572	$853,130

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption to redemption value	$2,070,693	$—
Termination of forward purchase agreement	$1,000,000	$—
Deferred underwriting fee payable	$(12,075,000)	$—

The accompanying notes are an integral part of the consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering until June 2022, when the investments in the trust account (the “Trust Account”) holding the proceeds were liquidated to thereafter be held in cash.

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

Following the closing of the Initial Public Offering on July 27, 2020 and the exercise of the over-allotment option on August 25, 2020, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below. The investments in the Trust Account were liquidated  in June 2022 to thereafter be held in cash.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination. The Company will have until July 27, 2023 (or such earlier time that the Company elects not to deposit additional funds into the Trust Account, as described below) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On July 25, 2022, the Company convened a special meeting of stockholders at which a proposal to extend the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023 (the “First Extension Amendment Proposal”) was approved. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the First Extension Amendment Proposal, the Company issued a promissory note (the “First Extension Note”) in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of consummation of the Company’s Business Combination or (b) the date of liquidation of the Company.  In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month, an additional $320,726 was to be deposited into the Trust Account commencing on July 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023. As of December 31, 2022, $1,924,356 has been deposited into Trust Account by our Sponsor.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

On August 30, 2022, the Company, LMA Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“LMA Merger Sub”), Abacus Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Abacus Merger Sub”), Longevity Market Assets, LLC, a Florida limited liability company (“LMA”) and Abacus Settlements, LLC, a Florida limited liability company (“Abacus”) entered into an Agreement and Plan of Merger, as amended on October 14, 2022 (as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company (the “LMA Merger”) and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company (the “Abacus Merger” and, together with the LMA Merger and the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). The Proposed Business Combination is expected to be consummated in the first half of 2023, subject to the fulfillment of certain conditions. Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued shares of Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions. For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022 and October 14, 2022, and the Company’s preliminary proxy statement (as amended, the “Proxy Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2022.

On January 20, 2023, the Company convened a special meeting of stockholders at which a proposal to extend the date by which the Company has to complete a Business Combination from January 27, 2023 to July 27, 2023 (the “Second Extension Amendment Proposal”) was approved. In connection with the special meeting, stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 6,862,925 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $70,070,464 (approximately $10.21 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Second Extension Note”) in the principal amount of up to $565,497 to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $565,497. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of consummation of Company’s Business Combination or (b) the date of liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month until July 27, 2023, the Sponsor will deposit an additional $94,250 into the Trust Account commencing on January 27, 2023 and on the 27th of each subsequent month until July 27, 2023. As of April 17, 2023, $282,750 has been deposited into Trust Account by the Sponsor for the second extension.

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

Going Concern Considerations

As of December 31, 2022, the Company had $86,572 in cash and a working capital deficiency of $14,052,873.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In addition, the Company may have to liquidate if the Business Combination is not completed by July 27, 2023.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all or that it will complete a Business Combination prior to the expiration of the Combination Period. The Company is in the process of preparing and finalizing the Proxy Statement with the SEC for the purpose of soliciting stockholder approval of the Proposed Business Combination at a special meeting of the Company’s stockholders as promptly as possible. If the Proposed Business Combination is approved at a special meeting for such purpose, the Company would consummate the Proposed Business Combination shortly thereafter. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust Account

Prior to the liquidation of investments in the Trust Account, the Company's portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash, as further explained in Note 1 above. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Proceeds allocated to FPA liability	(1,000,000)
Class A common stock issuance costs	(18,978,817)
Plus:
Remeasurement of carrying value to redemption value	34,641,317
Class A common stock subject to possible redemption at December 31, 2021	$345,000,000
Redemption of Class A common stock	(248,087,256)
Remeasurement of carrying value to redemption value	146,337
Contribution to trust account for extension	1,924,356
Class A common stock subject to possible redemption at December 31, 2022	$98,983,437

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net earnings (loss)	$(643,564)	$15,839,365
Net earnings attributable to shareholders	$(643,564)	$1,956,991
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock	$(471,513)	$12,671,492
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock	23,637,084	34,500,000
Basic and diluted net earnings per share, Redeemable Class A	$(0.02)	$0.37
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock	$(172,051)	$3,167,873
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock	8,625,000	8,625,000
Basic and diluted net loss per share, Non-Redeemable Class A and Class B	$(0.02)	$0.37

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that meet the definition of a Securities SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted the standard on January 1, 2022 and has assessed that it had no impact on the accounting of the Company.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As noted above, prior to the closing of the IPO, our Sponsor transferred 10,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company.  The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 10,000 shares granted to our independent directors was $61,173 or $6.12 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized until the Business Combination occurs.

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay two affiliates of the Sponsor $10,000 each, per month, for office space and administrative support services. For the years ended December 31, 2022 and 2021, the Company incurred and paid $240,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Note”). In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. As of December 31, 2022 and December 31, 2021, there was a balance of $1,500,000 under this loan. Subsequent to the reporting period, on January 31, 2023, the Sponsor agreed to loan us up to an additional $1,500,000 under this loan. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of December 31, 2022, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2022 and 2021, there was a balance of $1,500,000 under this loan.

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of December 31, 2022 and 2021, the outstanding balance of the loan is $0. On June 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). The Note was non-interest bearing and payable on the earlier of August 31, 2020 or the completion of the Initial Public Offering. The outstanding balance under the Note of $97,126 was repaid at the closing of the Initial Public Offering on July 27, 2020. Affiliates of the Company and of the Sponsor advanced the Company an aggregate of $265,763 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The outstanding advances of $265,763 were repaid at the closing of the Initial Public Offering on July 27, 2020.

On July 25, 2022, in connection with the approval of the First Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination, or (b) the date of the liquidation of the Company. The maturity date of the First Extension Note may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Note may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

have a right to first convert such principal balance as described in Section 17 of the First Extension Note upon notice of such prepayment. If a Business Combination is not completed and the Company winds up, there will not be sufficient assets to repay the First Extension Note and it will be worthless. As of December 31, 2022, $1,924,356 had been deposited into Trust Account by the Sponsor to extend the period the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023.

Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert up to $1,500,000 or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of December 31, 2022, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

On September 29, 2022, the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover expenses related to the Business Combination and other operating activities until the consummation of the initial business combination, this is a separate $1,500,000 than the convertible note discussed above. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) if the initial business combination does not occur this note will not be repaid. As of December 31, 2022 $1,500,000 was outstanding on this loan.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $6,900,000 in the aggregate. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $12,075,000. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 25, 2022, the Company received a letter providing notice from Wells Fargo Securities, LLC. (“Wells Fargo”), waiving any entitlement to their portion of the $12,075,000 deferred underwriting fee that accrued from Wells Fargo’s participation as the underwriters of the Initial Public Offering and their right of first refusal to act as co-placement agents in connection with any equity or debt financing transaction (including any investment banking and financial advisory services) related to the Business Combination. Such waiver reduces the estimated expenses of the Business Combination by $12,075,000. A portion of deferred underwriting discount previously recorded in the additional paid-in capital is recorded as a recovery in the additional paid-in capital and a portion previously expensed is recorded as a recovery in the statement of operations in year ended December 31, 2022.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Forward Purchase Agreement

On July 2, 2020, the Company entered into a forward purchase agreement pursuant to which East Asset Management, LLC (“East Asset Management”), an affiliate of the Sponsor, agreed to purchase an aggregate of up to 5,000,000 units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate maximum amount of $50,000,000, in a private placement that will close simultaneously with the closing of a Business Combination. East Asset Management was too purchase a number of forward purchase units that would result in gross proceeds to the Company necessary to enable the Company to consummate a Business Combination and pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by the Company for such purpose at or prior to the consummation of a Business Combination, plus any additional amounts mutually agreed by the Company and East Asset Management to be retained by the post-business combination company for working capital or other purposes. East Asset Management’s obligation to purchase forward purchase units was, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to East Asset Management and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s board of directors. In determining whether a target is reasonably acceptable to East Asset Management, the Company expected that East Asset Management would consider many of the same criteria as the Company will consider but would also consider whether the investment is an appropriate investment for East Asset Management. The Forward Purchase Agreement is treated as a level 3 financial instrument under ASC 820. This agreement was terminated on December 2, 2022. Please refer to Note 10 for additional information.

Trust Extension

On July 25, 2022, the Company convened a special meeting of stockholders at which the First Extension Amendment Proposal was approved, extending the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the First Extension Amendment Proposal, the Company issued the First Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond July 27, 2022, an additional $320,726 was deposited into the Trust Account commencing on July 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023.

Business Combination

On August 30, 2022, the Company, LMA Merger Sub, Abacus Merger Sub, LMA and Abacus, entered into (the Merger Agreement), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company. The Proposed Business Combination is expected to be consummated in the first half of 2023, subject to the fulfillment of certain conditions. Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued Company Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

In conjunction with the Business Combination certain legal and advisory fees have been incurred and will become due at closing of the Business Combination. The Company has accrued approximately $3.1 million in such legal fees and $4.8 million in advisory fees, these amounts are reflected in the consolidated financial statements as of December 31, 2022.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2022 and December 31, 2021, there was 0 shares of Class A common stock issued and outstanding, excluding the 9,718,972 and 34,500,000 shares of Class A common stock subject to possible redemption at December 31, 2022 and December 31, 2021, respectively. In connection with the special meeting convened on July 25, 2022 related to the First Extension Amendment Proposal, stockholders totaling 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there was 8,625,000 shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, and holders of Class B common stock have the same stockholder rights as public stockholders, except that (i) the Class B common stock are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Class B common stock and any Public Shares held by them in connection with the completion of a Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete a Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the Combination Period, (iii) the Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights and (iv) are subject to registration rights. If the Company submits a Business Combination to the public stockholders for a vote, the Sponsor has agreed to vote any Class B common stock held by it and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

Description	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$57,440
Startup and organizational expenses	753,230	322,752
Total deferred tax assets	753,230	380,192
Valuation Allowance	(753,230)	(380,192)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

Description	December 31, 2022	December 31, 2021
Federal
Current	41,592	—
Deferred	(243,908)	(380,192)
State and Local
Current	10,893	—
Deferred	(129,130)	—
Change in valuation allowance	373,038	380,192
Income tax provision	$52,485	$—

As of December 31, 2022 and December 31, 2021, the Company had $0, and $273,522 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $373,038 and $380,192, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

Description	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	20.39%	-%
Merger costs	(358.38)%	-%
Change in fair value of warrants	331.68%	(21.1)%
Change in fair value of forward purchase agreement liability	21.32%	(1.7)%
Deferred underwriting fees	18.23%	-%
Valuation allowance	(63.11)%	1.8%
Income tax provision	(8.87)%	(0.0)%

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

 The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	99,222,704	1	345,048,888

Liabilities:
Warrant Liability – Public Warrants	1	3,018,750	1	9,177,000
Warrant Liability – Private Placement Warrants	2	1,557,500	2	4,734,800
Forward Purchase Agreement Liability	3	-	3	1,600,000

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

The following table presents the roll forward for the Level 3 Derivative liabilities as of December 31, 2022 and 2021:

Level 3 Derivative liabilities as of December 31, 2021	$1,600,000
Change in fair value of forward purchase agreement	(600,000)
Cancelation of forward purchase agreement	(1,000,000)
Level 3 Derivative liabilities as of December 31, 2022	$-

Level 3 Derivative liabilities as of December 31, 2020	$13,046,000
Change in fair value of Private Placement Warrants	(5,411,200)
Change in fair value of forward purchase agreement	(1,300,000)
Transfer from Level 3 to Level 2 derivative – Private Placement Warrants	(4,734,800)
Level 3 Derivative liabilities as of December 31, 2021	$1,600,000

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on September 14, 2020 were classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. The Private Placement Warrants are considered to be a Level 2 fair value measurement and are valued the same as Public Warrant even though they are not traded on the market. The Private Placement Warrants were considered a Level 3 fair value measurement prior to Quarterly period ended September 30, 2021 using a binomial lattice model. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Investment liabilities as of December 31, 2021	$4,734,800	$9,177,000	$13,911,800
Change in valuation inputs or other assumptions	(3,177,300)	(6,158,250)	(9,335,550)
Investment liabilities as of December 31, 2022	$1,557,500	$3,018,750	$4,576,250

Derivative liabilities as of December 31, 2020	$10,146,000	$19,665,000	$29,811,000
Change in valuation inputs or other assumptions	(5,411,200)	(10,488,000)	(15,899,200)
Fair value as of December 31, 2021	$4,734,800	$9,177,000	$13,911,800

The forward purchase agreement was valued using the publicly traded price of the Company’s Units, based upon the fact that the Forward Purchase Units are equivalent to the Company’s publicly traded Units, and the publicly traded price of the Units considered (i) the market’s expectation of an initial Business Combination and (ii) the Company’s redemption of the common stock within the Units at $10.00 per shares if an initial Business Combination does not occur.  The forward purchase agreement was terminated on December 2, 2022.

The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement:

December 31, 2021
Unit price	$10.31
Term to initial business combination (in years)	0.5
Risk-free rate	0.19%
Dividend yield	0.0%

The following table presents the changes in the fair value of the forward purchase agreement liability:

Fair value as of December 31, 2021	$1,600,000
Change in fair value	(600,000)
Cancelation of forward purchase agreement	(1,000,000)
Fair value as of December 31, 2022	$-

Fair value as of December 31, 2020	2,900,000
Change in fair value	(1,300,000)
Fair value as of December 31, 2021	$1,600,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 20, 2023, the Company convened a special meeting of stockholders at which the Second Extension Amendment Proposal to extend the date by which the Company has to complete a Business Combination from January 27, 2023 to July 27, 2023 was approved. In connection with the special meeting, stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 6,862,925 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $70,070,464 (approximately $10.21 per share) was

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Note in the principal amount of up to $565,497 to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $565,497. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of consummation of Company’s Business Combination or (b) the date of liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month until July 27, 2023, the Sponsor will deposit an additional $94,250 into the Trust Account commencing on January 27, 2023 and on the 27th of each subsequent month until July 27, 2023. As of April 17, 2023, $282,750 has been deposited into Trust Account by the Sponsor.