Form 10-Q
period 2023-03-31
East Resources Acquisition Co
filed 2023-05-25
CIK 1814287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 24, 2023, there were 2,856,047 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EAST RESOURCES ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	December 31,
	2023	2022
	（Unaudited）
ASSETS
Current assets
Cash	$56,933	$86,572
Prepaid expenses	177,453	64,914
Total Current Assets	234,386	151,486

Cash and marketable securities held in Trust Account	29,385,397	99,222,704
Total Assets	$29,619,783	$99,374,190

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,828	$-
Accrued expenses	10,074,357	9,227,518
Excise taxes payable	699,321	—
Income taxes payable	52,485	52,485
Note payable to related party	5,489,853	4,924,356
Total Current Liabilities	16,401,844	14,204,359

Warrant liability	3,399,500	4,576,250
Total Liabilities	19,801,344	18,780,609

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 2,856,047 and 9,718,972 shares at $10.27 and $10.18 per share at March 31, 2023 and December 31, 2022, respectively	29,334,112	98,983,437

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 issued and outstanding (excluding 2,856,047 and 9,718,972 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(19,516,536)	(18,414,856)
Total Stockholders’ Deficit	(19,515,673)	(18,389,856)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$29,619,783	$99,374,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
Operating and acquisition related costs	$1,323,082	$298,294
Loss from operations	(1,323,082)	(298,294)
Other income (expense):
Change in fair value of warrant liability	1,176,750	8,093,425
Change in fair value of forward purchase agreement liability	—	1,550,000
Interest earned - bank	2,586	18
Interest earned on marketable securities held in Trust Account	—	38,665
Other income	1,179,336	9,682,108
Net income (loss)	$(143,746)	$9,383,814
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,507,417	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.01)	$0.22
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.01)	$0.22

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	8,625,000	$863	$24,137	$(18,414,856)	$(18,389,856)
Net loss	—	—	—	—	—	(143,746)	(143,746)
Excise tax from redemption event	—	—	—	—	(24,137)	(675,184)	(699,321)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(282,750)	(282,750)
Balance – March 31, 2023 (unaudited)	—	$—	8,625,000	$863	$—	$(19,516,536)	$(19,515,673)

	For the Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	8,625,000	$863	$24,137	$(28,262,411)	$(28,237,411)

Net income	—	—	—	—	—	9,383,814	9,383,814

Balance – March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$24,137	$(18,878,597)	$(18,853,597)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(143,746)	$9,383,814
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,176,750)	(8,093,425)
Change in fair value of forward purchase agreement liability	—	(1,550,000)
Amortization of prepaid insurance	74,128	32,671
Interest earned on marketable securities held in Trust Account	—	(38,665)
Changes in operating assets and liabilities:
Prepaid expenses	(186,667)	45,727
Accounts payable	85,828	—
Accrued expenses	846,839	(60,750)
Net cash used in operating activities	(500,368)	(280,628)

Cash Flows from Investing Activities:
Trust Account withdrawal for redemption of Class A shares	69,932,075	—
Payment to Trust Account	(282,750)	—
Trust Account withdrawal for payment of taxes	187,982	52,400
Net cash provided by investing activities	69,837,307	52,400

Cash Flows from Financing Activities:
Redemption of Class A common stock	(69,932,075)	—
Proceeds from note payable - Related Party	565,497	—
Net cash used in financing activities	(69,366,578)	—

Net Change in Cash	(29,639)	(228,228)
Cash — Beginning	86,572	853,130
Cash — Ending	$56,933	$624,902

Non-cash investing and financing activities:
Excise tax on redemption event	$699,321	$—
Remeasurement of Class A common stock to redemption value	$282,750	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the three months ended March 31, 2023 relates to the Company's formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing such Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Prior to June 2022, at which time the assets in the Trust Account were liquidated to thereafter be held in cash (as described below), the Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

March 31, 2023

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

March 31, 2023

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

On July 25, 2022, the Company convened a special meeting of stockholders at which a proposal to extend the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023 (the “Extension Amendment Proposal”) was approved. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month, an additional $320,726 must be deposited into the Trust Account commencing on July 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company requires to complete a Business Combination from July 27, 2022 until January 27, 2023. As of March 31, 2023, $2,207,106 has been deposited into Trust Account by our Sponsor for both the first and second extensions.

On August 30, 2022, the Company, LMA Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“LMA Merger Sub”), Abacus Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Abacus Merger Sub”), Longevity Market Assets, LLC, a Florida limited liability company (“LMA”) and Abacus Settlements, LLC, a Florida limited liability company (“Abacus”) entered into an Agreement and Plan of Merger, as amended on October 14, 2022 and April 20, 2023 (as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Merger Agreement, (i) LMA Merger Sub will merge with and into LMA, with LMA surviving such merger as a direct wholly owned subsidiary of the Company (the “LMA Merger”) and (ii) Abacus Merger Sub will merge with and into Abacus, with Abacus surviving such merger as a direct wholly owned subsidiary of the Company (the “Abacus Merger” and, together with the LMA Merger and the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). The Proposed Business Combination is expected to be consummated in the first half of 2023, subject to the fulfillment of certain conditions. Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding limited liability company interests in LMA and Abacus will consist of approximately $531.8 million, payable in a number of newly issued shares of Class A common stock at a deemed value of $10.00 per share, with a portion of the aggregate merger consideration payable in cash upon the satisfaction of certain conditions. For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022, October 14, 2022 and April 20, 2023, and the Company’s preliminary proxy statement (as amended, the “Proxy Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2022.

On January 9, 2023, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days (or until February 23, 2023) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 29, 2023, to regain compliance. The Company intends to submit a compliance plan within the specified period, which it expects will consist of holding a special meeting of stockholders to consider and vote upon matters relating to the Company’s proposed business combination with

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

LMA and Abacus in lieu of the Company’s 2022 annual meeting of its stockholders. While the compliance plan is pending, the Company’s securities will continue to trade on Nasdaq.

On January 20, 2023, the Company convened a special meeting of stockholders at which a proposal to extend the date by which the Company has to complete a Business Combination from January 27, 2023 to July 27, 2023 (the “Second Extension Amendment Proposal”) was approved. In connection with the special meeting, stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 6,862,925 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $69,932,075 (approximately $10.19 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Second Extension Note”) in the principal amount of up to $565,497 to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $565,497. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of consummation of the Company’s Business Combination or (b) the date of liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month until July 27, 2023, the Sponsor will deposit an additional $94,250 into the Trust Account commencing on January 27, 2023 and on the 27th of each subsequent month until July 27, 2023. As of May 24, 2023, $377,000 has been deposited into the Trust Account by the Sponsor for the second extension.

Risks and Uncertainties

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern Considerations

As of March 31, 2023, the Company had $56,933 in cash and a working capital deficiency of $16,167,458

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 18, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements included in that filing. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash, as further explained in Note 1 above.

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

At March 31, 2023, and December 31, 2022, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,662,500)
Proceeds allocated to FPA liability	(1,000,000)
Class A common stock issuance costs	(18,978,817)
Plus:
Remeasurement of carrying value to redemption value	34,641,317
Class A common stock subject to possible redemption December 31, 2021	$345,000,000
Redemption of Class A common stock	(248,087,256)
Remeasurement of carrying value to redemption value	146,337
Contribution to trust account	1,924,356
Class A common stock subject to possible redemption December 31, 2022	$98,983,437
Redemption of Class A common stock	$(69,932,075)
Contribution to trust account	282,750
Class A common stock subject to possible redemption March 31, 2023	$29,334,112

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no unrecognized tax liabilities and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 0.00% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value of warrants and the valuation allowance on the deferred tax assets.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Net Income (Loss) per Common Stock

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

The Company’s Condensed Consolidated statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income (loss), by the weighted average number of common stock subject to possible redemption outstanding over the period. Net

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

income (loss) is allocated evenly on a pro rata basis between Class A and Class B based on weighted average number of shares of common stock outstanding over the period.

Consistent with ASC Topic 480-10-S99-3A, remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
Net earnings (loss)	$(143,746)	$9,383,814
Net earnings attributable to shareholders	$(143,746)	$9,383,814
Redeemable Class A Common Stock
Numerator: Earnings (loss) allocable to Redeemable Class A Common Stock	$(63,082)	$7,507,051
Denominator: Basic and diluted weighted average shares outstanding, Redeemable Class A	6,745,038	34,500,000
Basic and diluted earnings (loss) per share, Redeemable Class A	$(0.01)	$0.22
Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings (loss) allocable to Non-Redeemable Class A and Class B Common Stock	$(80,664)	$1,876,763
Denominator: Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	8,625,000	8,625,000
Basic and diluted net earnings (loss) per share, Non-Redeemable Class A and Class B	$(0.01)	$0.22

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that meet the definition of a Securities SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted the standard on January 1, 2022 and has assessed that it had no impact on the accounting of the Company.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on July 24, 2020, pursuant to which the Company will pay two affiliates of the Sponsor a total of up to $10,000 each per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred and paid $60,000 and $60,000, in fees for these services, respectively.

Related Party Loans

   In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Working Capital Working Capital Note”). In August 2021, the Sponsor committed to provide the Company up to an aggregate of $1,500,000 in loans for working capital purposes. The Working Capital Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Working Capital Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Working Capital Note into that number of Working Capital Warrants equal to the principal amount of the Working Capital Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of March 31, 2023, and when the Working Capital Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Working Capital Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

   The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of March 31, 2023 and December 31, 2022, there was a balance of $1,500,000 under this loan.

Sponsor Loans

On February 15, 2021, the Sponsor committed to provide the Company up to an aggregate of $500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of March 31, 2023, the outstanding balance of the loan is $0.

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

On July 25, 2022, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination, or (b) the date of the liquidation of the Company. The maturity date of the First Extension Note may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Note may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 17 of the First Extension Note upon notice of such prepayment. If a Business Combination is not completed and the Company winds up, there will not be sufficient assets to repay the First Extension Note and it will be worthless. As of December 31, 2022, $1,924,356 had been deposited into the Trust Account by the Sponsor to extend the period the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023.

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

On January 20, 2023, in connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Note in the principal amount of up to $565,497 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company  up to $565,497. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of consummation of the Company’s Business Combination or (b) the date of liquidation of the Company. The maturity date of the Second Extension Note may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Note may be prepaid at any time by the Company, at its election and without penalty, provided, however, that the Sponsor shall have a right to first convert such principal balance as described in Section 17 of the Second Extension Note upon notice of such prepayment. If a Business Combination is not completed and the Company winds up, there will not be sufficient assets to repay the Second Extension Note and it will be worthless. As of March 31, 2023,  $282,750 had been deposited into the Trust Account by the Sponsor to extend the period the Company has to complete a Business Combination from January 27, 2023 to July 27, 2023.

Upon the consummation of a Business Combination, the holder of the First Extension Note and the Second Extension Note (or a permitted assignee) shall have the option, but not the obligation, to convert up to $1,500,000 or a portion of the unpaid principal balance of the First Extension Note and up to $500,000 or a portion of the unpaid principal balance of the Second Extension Note into that number of Working Capital Warrants equal to the principal amount of such Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the warrant fair value as of March 31, 2023, and when the First Extension Note and Second Extension Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the First Extension Note and the Second Extension Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

On September 29, 2022, the Sponsor agreed to loan the Company an aggregate of $1,500,000 to cover expenses related to the Business Combination and other operating activities until the consummation of the initial business combination, this is a separate $1,500,000 than the convertible note discussed above. This note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) if the initial business combination does not occur this note will not be repaid. As December 31, 2022 $1,500,000 was outstanding on this loan. On January 31, 2023, this note was amended and restated for an aggregate principal amount of $3,000,000. As of March 31, 2023, $1,500,000 was outstanding on this loan.

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Forward Purchase Agreement

On July 2, 2020, the Company entered into a forward purchase agreement pursuant to which East Asset Management, LLC (“East Asset Management”), an affiliate of the Sponsor, has agreed to purchase an aggregate of up to 5,000,000 units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-half of one warrant to purchase one share of Class A common stock (the “forward purchase warrants”), for $10.00 per unit, or an aggregate maximum amount of $50,000,000, in a private placement that will close simultaneously with the closing of a Business Combination. East Asset Management will purchase a number of forward purchase units that will result in gross proceeds to the Company necessary to enable the Company to consummate a Business Combination and pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by the Company for such purpose at or prior to the consummation of a Business Combination, plus any additional amounts mutually agreed by the Company and East Asset Management to be retained by the post-business combination company for working capital or other purposes. East Asset Management’s obligation to purchase forward purchase units will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to East Asset Management and on a requirement that such initial Business Combination is approved by a unanimous vote of the Company’s board of directors. In determining whether a target is reasonably acceptable to East Asset Management, the Company expects that East Asset Management would consider many of the same criteria as the Company will consider but will also consider whether the investment is an appropriate investment for East Asset Management. The Forward Purchase Agreement is treated as a level 3 financial instrument under ASC 820. This agreement was terminated on December 2, 2022. Please refer to Note 9 for additional information.

Trust Extension

On July 25, 2022, the Company convened a special meeting of stockholders at which the Extension Amendment Proposal was approved, extending the date by which the Company has to complete a Business Combination from July 27, 2022 to January 27, 2023. In connection with the special meeting, the Company provided the stockholders the opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $248,087,256 (approximately $10.01 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,924,356. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s Business Combination or (b) the date of the liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond July 27, 2022, an additional $320,726 was deposited into the Trust Account commencing on July 27, 2022 and on the 27th of each subsequent month, or portion thereof, for each additional month that the Company required to complete a Business Combination from July 27, 2022 until January 27, 2023.

On January 20, 2023, the Company convened a special meeting of stockholders at which the Second Extension Amendment Proposal to extend the date by which the Company has to complete a Business Combination from January 27, 2023 to July 27, 2023 was approved. In connection with the special meeting, stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 6,862,925 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $69,932,075 (approximately $10.19 per share) was removed from the Trust Account to pay such redeeming holders. Additionally, in connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Note in the principal amount of up to $565,497 to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $565,497. The Second Extension Note bears no interest and is

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

repayable in full upon the earlier of (a) the date of consummation of the Company’s Business Combination or (b) the date of liquidation of the Company. In order to further extend the period the Company has to complete a Business Combination beyond the 27th of a given month until July 27, 2023, the Sponsor will deposit an additional $94,250 into the Trust Account commencing on January 27, 2023 and on the 27th of each subsequent month until July 27, 2023. As of May 24, 2023, $377,000 has been deposited into the Trust Account by the Sponsor.

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

In conjunction with the Business Combination certain legal and advisory fees have been incurred and will become due at closing of the Business Combination. The Company has accrued approximately $3.8 million in such legal fees and $4.8 million in advisory fees, these amounts are reflected in the consolidated financial statements as of March 31, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there was 0 shares of Class A common stock issued and outstanding, excluding the 2,856,047 and 9,718,972 shares of Class A common stock subject to possible redemption at March 31, 2023 and December 31, 2022, respectively. In connection with the special meeting convened on July 25, 2022 related to the Extension Amended Proposal, stockholders totaling 24,781,028 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. In connection with the special meeting convened on January 20, 2023 related to the Extension Amended Proposal, stockholders totaling 6,862,925 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there was 8,625,000 shares of Class B common stock issued and outstanding.

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

March 31, 2023

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$29,385,397	1	$99,222,704

Liabilities:
Warrant Liability – Public Warrants	1	$2,242,500	1	3,018,750
Warrant Liability – Private Placement Warrants	2	$1,157,000	2	1,557,500

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$1,557,500	$3,018,750	$4,576,250
Change in valuation inputs or other assumptions	$(400,500)	$(776,250)	$(1,176,750)
Fair value as of March 31, 2023	$1,157,000	$2,242,500	$3,399,500

Fair value as of January 1, 2022	$4,734,800	$9,177,000	$13,911,800
Change in valuation inputs or other assumptions	$(2,754,550)	$(5,338,875)	$(8,093,425)
Fair value as of March 31, 2022	$1,980,250	$3,838,125	$5,818,375

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

EAST RESOURCES ACQUISITION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 20, 2023, the Company and the other parties to the Merger Agreement executed the Second Amendment to the Merger Agreement to, among other things, clarify the stockholder votes required to approve the Transaction Proposals (as defined in the Merger Agreement), require the Abacus and LMA to deliver or cause to be delivered documentation relating to a tax election to be made at the Closing and extend the Outside Date (as defined in the Merger Agreement).

On April 26, 2023, the Company received a written notice (the “Notice”) from the Staff of Nasdaq notifying the Company that, for the 30 consecutive business days prior to the letter, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5550(b)(1) (Equity Standard) and 5550(b)(3) (Net Income Standard). The Notice does not impact the listing of the Company’s Class A common stock on the Nasdaq Capital Market at this time.

The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the Notice, or until October 23, 2023 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, Class A common stock will continue to trade on the Nasdaq Capital Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $35 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter (unless the Staff exercises its discretion to extend this 10 business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that the Company’s Class A common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. The Company may also try to comply with another Nasdaq listing criteria, such as the one under Nasdaq Listing Rule 5550(b)(1) (Equity Standard). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

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

For additional information regarding the Merger Agreement, see the Company's Current Reports on Form 8-K filed on August 30, 2022, October 14, 2022 and April 20, 2023, and the Company’s Proxy Statement as filed with the SEC.

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

For the three months ended March 31, 2023, we had a net loss of $143,746, which consists of operating costs of $1,323,082, offset by change in fair value of warrant liability of $1,176,750, and interest income from bank of $2,586.

For the three months ended March 31, 2022, we had a net income of $9,383,814, which consists of operating costs of $298,294, offset by change in fair value of warrant liability of $8,093,425, change in fair value of forward purchase agreement liability of $1,550,000, interest income earned on marketable securities held in the Trust Account of $38,665, and interest income from bank of $18.

Liquidity and Capital Resources

As of March 31, 2023, we had $56,933 in our operating bank account and negative working capital of $16,167,458, which was composed primarily of accrued expenses in connection with searching for target businesses, performing business due diligence and negotiating business combination agreements, including in connection with the Proposed Business Combination.

For the three months ended March 31, 2023, cash used in operating activities was $198,953. Net income of $143,746 was affected by change in fair value of warrant liability of $1,176,750 and changes in operating assets and liabilities of $1,519,449.

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

As of March 31, 2023 and December 31, 2022, we had cash and marketable securities held in the Trust Account of $29,385,397 and $99,222,704, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2023 we withdrew $187,982 of interest earned on the Trust Account. During the period ended December 31, 2022, we withdrew $335,723 interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $56,933 and $86,572 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

On July 25, 2022, in connection with the approval of the Extension Amendment Proposal, the Company issued the Extension Note in the principal amount of up to $1,924,356. On January 20, 2023, in connection with the approval of the Second Extension Amendment Proposal, the Company issued the Second Extension Note in the principal amount of up to $565,497. Additionally, on September 29, 2022, the Company issued an additional working capital note for a principal amount of up to $1,500,000, and on January 31, 2023, amended and restated the note for a principal amount of up to $3,000,000. Each of these notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. As of March 31, 2023, the Sponsor has deposited $1,924,356 under the Extension Note and $282,750 under the Second Extension Note. As of May 24, 2023 $377,000 has been deposited under the Second Extension Note, with deposits of $94,250 made the 27th of every month until July 27, 2023.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay two affiliates of the Sponsor a monthly fee of $10,000 each for office space and administrative support to the Company. We began incurring these fees on July 24, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation. For the three months ending March 31, 2023 and 2022, the Company incurred and paid an aggregate of approximately $60,000 and $60,000 in connection with these agreements, respectively.

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

On July 25, 2022, in connection with the First Extension Amendment Proposal, we entered into the First Extension Note with our Sponsor, and on January 23, 2023, in connection with the Second Extension Amendment Proposal, we entered into the Second Extension Note with our Sponsor. Pursuant to the First Extension Note, the Sponsor agreed that it will contribute to us as a loan of $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve the First Extension Amendment Proposal, for each month until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve a business combination and (ii) January 27, 2023 if we failed to complete a business combination by such date. Pursuant to the Second Extension Note, the Sponsor agreed that it will contribute to us as a loan of $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve the Second Extension Amendment Proposal, for each month until the earlier of (i) the date of the special meeting held in connection with the stockholder vote to approve a business combination and (ii) July 27, 2023 if we fail to complete a business combination by such date. As of March 31, 2023, there was a balance of $1,924,356 under the First Extension Note and a balance of $282,500, under the Second Extension Note. As of May 24, 2023 $377,000 has been deposited under the Second Extension Note, with deposits of $94,250 made the 27th of every month until July 27, 2023.

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

Critical Accounting Policies

The preparation of the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Stock

We apply the two-class method in calculating earnings per share. Net income per common stock, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of earnings, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net loss is allocated evenly on a pro rata basis between Class A and Class B on weighted average number of shares of common stock outstanding over the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 for public business entities that meet the definition of a Securities SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted the standard on January 1, 2022 and has assessed that it had no impact on the accounting of the Company.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals and accounting for complex financial instruments in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 18, 2023. As of the date of this Report, other than material weakness related to financial instruments and accounting for accruals, and except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
2.1

Second Amendment to Agreement and Plan of Merger, dated as of April 20, 2023, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on April 20, 2023).

10.1

Promissory Note, dated January 23, 2023, issued to East Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on January 23, 2023).

10.2

Promissory Note, dated November 10, 2022, issued to East Sponsor, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-39403) filed with the SEC on April 18, 2023).

10.3

Amended and Restated Promissory Note, dated January 31, 2023, issued to East Sponsor, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-39403) filed with the SEC on April 18, 2023).

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

EAST RESOURCES ACQUISITION COMPANY

Date: May 24, 2023	By:	/s/ Terrence M. Pegula
	Name:	Terrence M. Pegula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2023	By:	/s/ Gary L. Hagerman, Jr.
	Name:	Gary L. Hagerman, Jr.
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)