Form 10-Q
period 2023-06-30
Abacus Life, Inc.
filed 2023-08-14
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
Commission file number 001-39403

Abacus Life, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1210472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Park Center Drive, Suite 170 Orlando Florida	32835
(Address of Principal Executive Offices)	(Zip Code)
(800) 561-4148
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABL	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	ABLLW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 62,961,688 shares of common stock, $0.0001 par value per share, outstanding as of August 14, 2023.

ABACUS LIFE, INC.

Part I - Financial Information
Item 1. Financial Statements

ABACUS LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023 (unaudited)	December 31, 2022 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,611,122	$30,052,823
Accounts receivable	192,595	10,448
Related party receivable	78,310	198,364
Due from affiliates	10,473,748	2,904,646
Other receivables	21,252	-
Prepaid expenses and other current assets	829,595	116,646

Total current assets	32,206,622	33,282,927

Property and equipment, net	177,931	18,617
Intangible assets, net	32,900,000	-
Goodwill	140,287,000	-
Operating right-of-use assets	240,816	77,011
Life settlement policies, at cost	9,889,610	8,716,111
Life settlement policies, at fair value	56,685,617	13,809,352
Available for sale securities, at fair value	1,000,000	1,000,000
Other investments	1,600,000	1,300,000
Due from members and affiliates	75,582	-
State security deposit	206,873	-
Certificate of deposit	262,500	-
Other assets, at fair value	1,801,886	890,829

TOTAL ASSETS	$277,334,437	$59,094,847

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$524,400	$-
Accounts payable	401,500	40,014
Operating lease liabilities - current portion	227,561	48,127
Due to members and affiliates	10,415,154	263,785
Due to owners	717,429	-
Contract liabilities - deposits on pending settlements	981,217	-
Accrued transaction costs	182,571	908,256
Other current liabilities	258,759	42,227
Income taxes payable	185,831	-

Total current liabilities	13,894,422	1,302,409

ABACUS LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022 (CONT.)

SPV purchase and sale note	25,000,000	-
Long-term debt, at fair value	66,165,396	28,249,653
Operating lease liabilities - noncurrent portion	16,864	29,268
Deferred tax liability	9,320,240	1,363,820
Warrant liability	2,438,600	-

TOTAL LIABILITIES	116,835,522	30,945,150

COMMITMENTS AND CONTINGENCIES (11)

SHAREHOLDERS' EQUITY (DEFICIT)
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 62,961,688 and 50,369,350 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6,296	5,037
Additional paid-in capital	188,641,886	704,963
Retained earnings/(accumulated deficit)	(29,382,362)	25,487,323
Accumulated other comprehensive income	877,306	1,052,836
Non-controlling interest	355,789	899,538

Total shareholders' equity (deficit)	160,498,915	28,149,697

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$277,334,437	$59,094,847
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Portfolio servicing revenue
Related party servicing revenue	$329,629	$419,253	$543,076	$620,159
Portfolio Servicing revenue	24,737	169	46,981	370,169
Total portfolio servicing revenue	354,366	419,422	590,057	990,328
Active management revenue
Investment Income from life insurance policies held using investment method	8,263,499	5,965,466	16,655,833	13,980,466
Change in fair value of life insurance policies (policies held using fair value method)	2,760,900	2,014,013	4,339,084	3,305,505
Total active management revenue	11,024,399	7,979,479	20,994,917	17,285,971

Total revenues	11,378,765	8,398,901	21,584,974	18,276,299

COST OF REVENUES (excluding depreciation stated below)
Cost of revenue	973,400	666,119	1,462,950	2,086,075
Total cost of revenue	973,400	666,119	1,462,950	2,086,075

Gross Profit	10,405,365	7,732,782	20,122,024	16,190,224

OPERATING EXPENSES:
Sales and marketing	683,841	1,019,498	1,412,845	1,649,498
General and administrative expenses	577,539	5,499	1,274,431	646,705
Loss on change in fair value of debt	1,445,229	333,879	2,398,662	375,513
Unrealized loss (gain) on investments	(672,936)	1,039,022	(798,156)	1,054,975
Depreciation	1,098	1,098	2,141	2,141
Total operating expenses	2,034,771	2,398,996	4,289,923	3,728,832

Operating Income	$8,370,594	$5,333,786	$15,832,101	$12,461,392

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (CONT.)

OTHER INCOME (EXPENSE)
Interest (expense)	(584,075)	-	(941,458)	-
Interest income	-	-	7,457	-
Other income (expense)	121,601	(127,455)	(21,651)	(242,247)
Total other income (expense)	(462,474)	(127,455)	(955,652)	(242,247)

Net income before provision for income taxes	7,908,120	5,206,331	14,876,449	12,219,145
Provision for income taxes	(1,184,571)	(120,132)	(528,104)	(296,806)

NET INCOME	6,723,549	5,086,199	14,348,345	11,922,339

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(26,596)	406,641	(487,303)	406,641

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	6,750,145	4,679,558	14,835,648	11,515,698

EARNINGS PER SHARE:
Basic and diluted weighted average shares outstanding(1)	50,507,728	50,369,350	50,438,921	50,369,350
Basic and diluted net income per share	0.13	0.09	0.29	0.23

NET INCOME	6,723,549	5,086,199	14,348,345	11,922,339
Other comprehensive income, net of tax:
Change in fair value of debt	(119,663)	2,017,559	(231,976)	2,017,559
Comprehensive income	6,603,886	7,103,758	14,116,369	13,939,898
Comprehensive income (loss) attributable to non-controlling interests	(56,111)	1,011,909	(543,749)	1,011,909
Comprehensive income attributable to Abacus Life Inc.	6,659,997	6,091,849	14,660,118	12,927,989
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of the Abacus Life Inc. as a result of Business Combination.
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Class A Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount

BALANCE AS OF MARCH 31, 2022 (1)	50,369,350	$5,037	$704,963	$4,951,188	$—	$(148,155)	$5,513,033
Distributions	—	—	—	(310,000)	—	—	(310,000)
Other Comprehensive Income	—	—	—	—	1,412,291	605,268	2,017,559
Net Income	—	—	—	4,679,558	—	406,641	5,086,199
BALANCE AS OF JUNE 30, 2022 (1)	50,369,350	$5,037	$704,963	$9,320,746	$1,412,291	$863,754	$12,306,791

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount

BALANCE AS OF MARCH 31, 2023 (1)	50,369,350	$5,037	$704,963	$33,572,826	$967,454	$411,900	$35,662,180
Distributions	—	—	—	(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	(10,841,551)	—	—	(10,841,551)
Public warrants	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,592,338	1,259	17,849,091	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	165,361,332	—	—	—	165,361,332
Other Comprehensive Income	—	—	—	—	(90,148)	(29,515)	(119,663)
Net Income	—	—	—	6,750,145	—	(26,596)	6,723,549
BALANCE AS OF JUNE 30, 2023	62,961,688	$6,296	$188,641,886	$(29,382,362)	$877,306	$355,789	$160,498,915
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of the Abacus Life Inc. as a result of the successful Business Combination.
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Class A Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2021(1)	50,369,350	$5,037	$704,963	$205,048	$—	$(148,155)	$766,893
Distributions	—	—	—	(2,400,000)	—	—	(2,400,000)
Other comprehensive income	—	—	—	—	1,412,291	605,268	2,017,559
Net Income	—	—	—	11,515,698	—	406,641	11,922,339
BALANCE AS OF JUNE 30, 2022(1)	50,369,350	$5,037	$704,963	$9,320,746	$1,412,291	$863,754	$12,306,791

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount

BALANCE AS OF DECEMBER 31, 2022 (1)	50,369,350	$5,037	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Distributions	—	—	—	(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	(10,841,551)	—	—	(10,841,551)
Public warrants	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,592,338	1,259	17,849,091	(20,646,575)		—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	165,361,332	—	—	—	165,361,332
Other Comprehensive Income	—	—	—	—	(175,530)	(56,446)	(231,976)
Net Income	—	—	—	14,835,648	—	(487,303)	14,348,345
BALANCE AS OF JUNE 30, 2023	62,961,688	$6,296	$188,641,886	$(29,382,362)	$877,306	$355,789	$160,498,915
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of the Abacus Life Inc. as a result of the successful Business Combination.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,348,345	$11,922,339
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	2,141	2,141
Unrealized (gain) loss on investments	(798,156)	1,054,975
Unrealized gain on policies	(3,319,588)	(3,305,505)
Loss on change in fair value of debt	2,398,662	375,513
Deferred income taxes	252,659	999,927
Non-cash lease expense	384	—
Changes in operating assets and liabilities:
Accounts receivable	(182,147)	—
Related party receivable	125,764	(77,657)
Prepaid expenses and other current assets	(193,462)	(1,379,579)
Other noncurrent assets	(105,655)	—
Accounts payable	361,486	—
Accrued transaction costs	(725,685)	—
Other current liabilities	402,363	72,938
Life Settlement Policies purchased, at fair value	(39,556,677)	(7,211,509)
Life Settlement Policies purchased, at cost	(11,374,605)	(7,204,753)
Net cash used in operating activities	(38,364,171)	(4,751,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(300,000)	(250,000)
Due from affiliates	(6,760,627)	—
Net cash used in investing activities	(7,060,627)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt certificates	35,206,351	9,463,779
Transaction costs	(10,841,551)	—
Capital distribution to members	(23,533,072)	(2,400,000)
Proceeds from receipt of SPV purchase and sale note	25,000,000	—
Due to members and affiliates	10,151,369	680,375
Net cash provided by financing activities	35,983,097	7,744,154

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,441,701)	2,742,984

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,052,823	102,421

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$20,611,122	$2,845,405
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS
Organization and Merger
Abacus Life, Inc. (“the Company”) was formerly known as East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. Abacus Life, Inc. conducts its business through its wholly-owned, consolidated subsidiaries, primarily Abacus Settlements LLC (“Abacus”) and Longevity Market Assets, LLC (“LMA”), which are incorporated in the state of Delaware (collectively, the “Companies”). On June 30, 2023, (the “Closing Date”), ERES, Longevity Market Assets, LLC and Abacus Settlements, LLC consummated the combining of the Companies as contemplated by the Merger Agreement dated as of August 30, 2022 (as amended on October 14, 2022 and April 20, 2023) with LMA Merger Sub, LLC, a wholly owned subsidiary of ERES (“LMA Merger Sub”), Abacus Merger Sub, LLC, a wholly owned subsidiary of ERES (“Abacus Merger Sub”), Longevity Market Assets, LLC (“LMA”) and Abacus Settlements, LLC (“Legacy Abacus” and, together with LMA, the “Legacy Companies”). Pursuant to the Merger Agreement, on June 30, 2023, (i) LMA Merger Sub merged with and into LMA, with LMA surviving such merger (the “LMA Merger”) and (ii) Abacus Merger Sub merged with and into Legacy Abacus, with Legacy Abacus surviving such merger (the “Abacus Merger” and, together with the LMA Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and the Legacy Companies became direct wholly owned subsidiaries of Abacus and ERES changed its name to Abacus Life, Inc.
The condensed consolidated assets, liabilities and statements of operations and comprehensive income prior to the Business Combination are those of legacy LMA. The stocks and corresponding capital amounts and income per stock, prior to the Business Combination, have been retroactively restated based on stocks reflecting the exchange ratio established in the Business Combination.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to legacy LMA’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to legacy LMA common stock prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 0.8 established in the Business Combination.
Business Activity
The Company, through its LMA subsidiary, is a provider of services pertaining to life insurance settlements and offers policy servicing to owners and purchasers of life settlement assets, as well as consulting, valuation, and actuarial services. The Company is also engaged in buying and selling of life settlement policies in which it uses its own capital, and purchases life settlement contracts with the intent to either hold to maturity to receive the associated death claim payout or to sell to another purchaser of life settlement contracts for a gain on the sale.
The Company, through its Abacus subsidiary, also is an originator of outstanding life insurance policies as a licensed life settlement provider on behalf of investors (“Financing Entities”). Abacus locates and screens policies for eligibility as a commercially desirable life settlement, including verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates, also known, collectively, as origination services. When the sale of a policy is completed, this is deemed “settled” and the policy is then referred to as either a “life settlement” in which the insured’s life expectancy is greater than two years or “viatical settlement,” in which the insured’s life expectancy is less than two years. The Company is not an insurance company, and therefore the Company does not underwrite insurable risks for its own account.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In connection with the Business Combination, the Merger is accounted for as a reverse recapitalization with ERES in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under U.S. GAAP, ERES has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the LMA shareholders having a relative majority of the voting power of the Company, the LMA shareholders having the authority to appoint a majority of directors on the Board of Directors, and senior management of LMA comprising the majority of the senior management of the post-combination Company. LMA was then determined to be the “acquirer” for financial reporting purposes based on the relative size of LMA as compared to Abacus, represented by their revenue, equity, gross profit and net income. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of LMA with the LMA Merger being treated as the equivalent of LMA issuing stock for the net assets of ERES, accompanied by a recapitalization. The net assets of ERES will be stated at historical cost, with no goodwill or other intangible assets recorded.
The Abacus Merger will be accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Abacus will be recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired, if applicable, will be recognized as goodwill.
As a result of the Business Combination, the Company evaluated if ERES, Abacus, or LMA is the predecessor for accounting purposes.
In considering the foregoing principles of predecessor determination and in light of the Company's specific facts and circumstances, management determined that LMA and Abacus are dual predecessors for accounting purposes. The financial statement presentation for Abacus Life, Inc. includes the purchase accounting effects of the Abacus Merger as of the Closing Date with the financial statements of LMA as the comparative period. The predecessor financial statements for Abacus are included separately within this report.
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and are prepared in accordance with U.S. GAAP.
Unaudited Condensed Consolidated Financial Statements—The condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and the condensed consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2023 and 2022, respectively, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, respectively. The condensed consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for Abacus for the year ended December 31, 2022, and the financial statements and notes for LMA for the year ended December 31, 2022. All references to financial information as of and for the periods ended June 30, 2023, and 2022 in the notes to condensed consolidated financial statements are unaudited.

Refer to this note in the LMA annual financial statements for the full list of the Company’s significant accounting policies. The details in those notes have not changed, except as discussed below and as a result of normal adjustments in the interim periods.
Consolidation of Variable Interest Entities—For entities in which the Company has variable interests, the Company first evaluates whether the entity meets the definition of a variable interest entity (“VIE”) or a voting interest entity (“VOE”). If the entity is a VIE, the Company focuses on identifying whether it has the power to direct the activities that most significantly impact the VIE’s economic performance and whether it has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE will be included in the Company’s condensed consolidated financial statements. The proportionate share not owned by the Company is recognized as noncontrolling interest and net income attributable to noncontrolling interest on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income, respectively. If the entity is a VOE, the Company evaluates whether it has the power to control the VOE through a majority voting interest or through other arrangements.
Accounting Standards Codification (“ASC”) Topic 810, Consolidations, requires the Company to separately disclose on its condensed consolidated balance sheets the assets of consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company. As of June 30, 2023, total assets and liabilities of consolidated VIEs were $57,577,034 and $52,474,820, respectively. As of December 31, 2022, total assets and liabilities of consolidated VIEs were $30,073,972 and $27,116,762, respectively.
On January 1, 2021, the Company entered into an option agreement with two commonly owned full-service origination, servicing, and investment providers (the “Providers”), in which the Company agreed to fund certain capital needs with an option to purchase the outstanding equity ownership of the Providers (the “Option Agreement”).
The Company accounted for its investment in the call options under the Option Agreement as an equity security, pursuant to ASC 321. In arriving at this accounting conclusion, the Company first considered whether the call options met the definition of a derivative pursuant to ASC 815 and concluded that the options do not provide for net settlement and accordingly are not a derivative. The Company also concluded that the call options do not provide the Company with a controlling financial interest in the legal entity pursuant to ASC 810. The call options include material contingencies prior to exercisability that the Company does not anticipate will be resolved; additionally, the call options are in a legal entity for which the share price has no readily determinable fair value. The Company’s basis in the call options, pursuant to ASC 321, is zero and accordingly the call options are not reflected in the statement of financial position.
The Company provided $0 and $127,455 of funding for the three months ended June 30, 2023 and June 30, 2022, respectively and provided $29,721 and $242,247 of funding for the six months ended June 30, 2023 and June 30, 2022, respectively which is included in other (expense) income on the condensed consolidated statements of operations and comprehensive income. See Note 11, Commitments and Contingencies.
For the period ended June 30, 2023, and for the year ended December 31, 2022, the Providers were considered to be VIEs, but were not consolidated in the Company’s condensed consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion. As of June 30, 2023, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $318,178 and liabilities of $450 and held assets of $483,167 and liabilities of $184,621, respectively. As of December 31, 2022, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $126,040 and liabilities of $0 and held assets of $861,924 and liabilities of $358,586, respectively.
On October 4, 2021, the Company entered into an operating agreement with LMX Series, LLC (“LMX”) and three other unaffiliated investors to obtain a 70% ownership interest in LMX, which was newly formed in August 2021. LMX had no operating activity prior to the operating agreement being signed.

LMX has a wholly owned subsidiary, LMATT Series 2024, Inc., a Delaware C corporation. While the Company and three other investors each contributed $100 to LMX, the Company directs the most significant activities by managing the investment offerings, and sponsoring and creating structured investment grade insurance liabilities, and thus was provided a 70% ownership interest. LMX is a VIE and the Company is the primary beneficiary of LMX. The Company has included the results of LMX and its subsidiaries in its condensed consolidated financial statements for the period ended June 30, 2023.
On March 3, 2022, the Company obtained an 80% ownership interest in Longevity Market Advisors, LLC (“Longevity Market Advisors”). The Longevity Market Advisors legal entity was established primarily for the purpose of acquiring the assets of a broker/dealer, Regional Investment Services, Inc. (“RIS”), an Ohio corporation. Longevity Market Advisors is a VIE and the Company is the primary beneficiary of Longevity Market Advisors. The purchase price payable in exchange for RIS was $60,000. The Company evaluated whether this represented a business combination or an asset acquisition under ASC 805. While the purchase of the RIS represents a business, it was further determined that as RIS was purchased for the primary reason of being registered by the Financial Industry Regulatory Authority (“FINRA”). As there are no tangible or intangible assets of value from the RIS that would meet the capitalization criteria that have standalone value, the Company has expensed the purchase in general and administrative costs. Upon closing of the transaction, Longevity Market Advisors will comprise 100% of the ownership structure of RIS, and RIS will be a wholly owned subsidiary. The Company has included the results of Longevity Market Advisors in its condensed consolidated financial statements for the period ended June 30, 2023.
On November 30, 2022, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series, GP, LLC. Subsequent to that, LMA Income Series, GP, LLC formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its condensed consolidated financial statements for the six months ended June 30, 2023.
On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its condensed consolidated financial statements for the six months ended June 30, 2023.
Noncontrolling Interest—Noncontrolling interest represents the share of consolidated entities owned by third parties. At the date of formation or upon acquisition, the Company recognizes noncontrolling interest on the condensed consolidated balance sheets at an amount equal to the noncontrolling interest’s proportionate share of the relative fair value of any assets and liabilities acquired. Noncontrolling interest is subsequently adjusted for the noncontrolling shareholder’s additional contributions, distributions, and the shareholder’s share of the net earnings or losses of each respective consolidated entity.
Net income of a consolidated entity is allocated to noncontrolling interests based on the noncontrolling shareholder’s ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interests in the condensed consolidated statements of operations and comprehensive income.
Use of Estimates—The preparation of U.S. GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, disclosure of contingent assets and liabilities at the date of financial statements, and the reports amounts of revenue and expenses during the reporting periods. Company’s estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from the estimates. Estimates are used when accounting for revenue recognition and related costs, purchase price allocation, the selection of useful lives of property and equipment, valuation of other receivables, valuation of life settlement policies, valuation of other investments and available-for-sale securities, valuation of long-term debt, impairment testing, income taxes, and legal reserves.
Life Insurance Settlement Policies—The Company accounts for its holdings of life insurance settlement policies in accordance with ASC 325-30, Investments in Insurance Contracts. The Company accounts for life settlement policies purchased that we intend to hold to maturity at fair value and life settlement policies that we intend to trade in the near term at cost plus premiums paid.
The Company follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies held at fair value. ASC 820 defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level, fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s valuation of life settlements is considered to be Level 3, as there is currently no active market where we are able to observe quoted prices for identical assets. The Company’s valuation model incorporates significant inputs that are not observable. See Note 10, “Fair Value Measurements.” For policies held at fair value, changes in fair value are reflected in operations in the period the change is calculated.
For policies held under the investment method, the Company tests the impairment if we become aware of information indicating that the carrying value plus undiscounted future premiums of a policy may not be recoverable. This information is gathered initially through extensive underwriting procedures at purchase of the settlement contract, as well as through periodic underwriting review that include medical reports and life expectancy evaluations. The policies held by the Company using the investment method are expected to be owned for a shorter-term, and are actively marketed to potential buyers. The market feedback received through these interactions provides the Company with information related to a potential impairment. If a policy is determined to be impaired, the Company will adjust the carrying value to the fair value determined through the impairment analysis.
The Company accounts for cash proceeds from sale and maturity of life insurance settlement policies, as well as cash outflows for premium payments, as operating activities within the condensed consolidated statements of cash flows.

Cost of Revenues—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers, primarily policy servicing and consulting expense.

Income Taxes—The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also remeasured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and available-for-sale securities. The Company maintains its cash in bank deposit accounts with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying condensed consolidated balance sheets. The Company extends different levels of credit to its customers and maintains allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company’s procedures for determining this allowance includes evaluating individual customer receivables, considering a customer’s financial condition, monitoring credit history and current economic conditions, and using historical experience applied to an aging of accounts.
Two related party customers accounted for 12% and 13% of the total balance of accounts receivable and related party receivables as of June 30, 2023, and two related party customers accounted for 75% and 16% of the total accounts receivable as of December 31, 2022, respectively. The largest receivables balances are from related parties where exposed credit risk is low. As such, there is no allowance for doubtful accounts as of June 30, 2023, and December 31, 2022.
One customer accounted for 27% of active management revenue for the three months ended June 30, 2023. Two related party customers each accounted for 20% and 20% of the portfolio servicing revenue for the three months ended June 30, 2023. One customer accounted for 26% of the total revenues for the three months ended June 30, 2022.
One customer accounted for 29% of active management revenue, while 16% of revenue related to 2 policies that matured that were accounted for under the investment method and 1 policy that matured that was accounted for under the fair-value method for the six months ended June 30, 2023. Two related party customers each accounted for 25% and 27% of the portfolio servicing revenue for the six months ended June 30, 2023. One customer accounted for 71% of the total revenues for the six months ended June 30, 2022.

Warrants—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive income.
3.BUSINESS COMBINATION
Merger consideration conveyed of $531.8 million was allocated between the Companies based on relative values derived through both the discounted cash flow method within the income approach and the guideline public company method within the market approach. Within the discounted cash flow method, the present values of cash flows reasonably expected to be produced by the Companies from their operations were summed to produce an estimate of the Companies’ business enterprise values on a controlling, marketable basis. The cash flows used in the discounted cash flow analysis were discounted at the weighted average cost of capital of 14.5% for LMA and 16.5% for Abacus. The discounted cash flow method resulted in a business enterprise value range of $380.0 million to $460.0 million for LMA and $180.0 million to $195.0 million for Abacus. Within the market approach, Company applied the guideline public company method, which employs market multiples derived from market prices of stocks of Companies that are engaged in the same or similar lines of business as the Companies and that are actively traded on a free and open market. The guideline public company method resulted in a business enterprise value range of $400.0 million to $440.0 million for LMA and $180.0 million to $190.0 million for Abacus. Management concluded on a business enterprise value of $165.4 million for Abacus and $366.4 million for LMA based upon the relative fair value of the Companies allocated to the consideration transferred.
The preliminary purchase price was allocated among the identified assets to be acquired. The primary area of the acquisition accounting that is not yet finalized is our estimate of the impact of acquisition accounting on deferred income taxes. An estimate of deferred income taxes has been recorded in the Company’s books based on information available as of June 30, 2023. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ when final information becomes available. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary values of deferred taxes recorded. We will continue to evaluate this item until it is satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period, as defined by ASC 805, Business Combinations. Transaction costs incurred as a result of the Business Combination were recognized within retained earnings/(accumulated deficit) on the condensed consolidated balance sheet ending June 30, 2023.

All valuation procedures related to existing assets as no new assets were identified as a result of procedures performed. Goodwill was recognized as a result of the acquisition, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Abacus. This was considered appropriate based on the determination that the Abacus Merger would be accounted for as a business acquisition under ASC 805.

Net Assets Identified	Fair Value

Intangibles	$32,900,000
Goodwill	140,287,000
Current Assets	1,280,100
Non-Current Assets	901,337
Deferred Tax Liabilities	(8,310,966)
Accrued Expenses	(524,400)
Other Liabilities	(1,171,739)
Total Fair Value	$165,361,332

Value Conveyed	Amount

Abacus Purchase Consideration	$165,361,332
LMA Business Enterprise Value	$366,388,668
Total Consideration	$531,750,000
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology

Customer Relationships-Agents	$12,600,000	5 years	Multi-period excess earnings method
Customer Relationships-Financing Entities	11,000,000	8 years	Multi-period excess earnings method
Internally Developed and Used Technology-APA	1,600,000	2 years	Relief from royalty method
Internally Developed and Used Technology-Marketplace	100,000	3 years	Replacement cost method
Trade Name	900,000	Indefinite	Relief from royalty method
Non-Compete Agreements	4,000,000	2 years	With and without method
State Insurance Licenses	2,700,000	Indefinite	Replacement cost method
Total Fair Value	$32,900,000
Useful lives for customer relationships were developed using attrition data for agents and financing entities which resulted in a useful life of 5 years and 8 years, respectively. Estimates over the useful lives of internally developed and used technology contemplates the period in which the Company expects to utilize the technology and the length of time the technology is expected to maintain recognition and value in the market without significant investment.Non-compete agreements have a useful life commensurate with the executed non-compete agreements in place as a result of the Business Combination.
The supplemental pro forma financial information in the table below summarizes the combined results of operations for the Business Combination as if the Companies were combined as of

January 1, 2022. The unaudited supplemental pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Proforma revenue	$18,263,455	$14,090,817	$34,769,650	$31,290,963
Proforma net income	6,432,047	4,589,315	13,373,444	11,788,486

4.LIFE INSURANCE SETTLEMENT POLICIES
As of June 30, 2023, the Company holds 167 life settlement policies, of which 122 are accounted for under the fair value method and 45 are accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value is $195,205,585 as of June 30, 2023, with a corresponding fair value of $56,685,617. Aggregate face value of policies accounted for using the investment method is $39,520,877 as of June 30, 2023, with a corresponding carrying value of $9,889,610.
As of December 31, 2022, the Company held 53 life settlement policies, of which 35 were accounted for under the fair value method and 18 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $40,092,154 as of December 31, 2022, with a corresponding fair value of $13,809,352. Aggregate face value of policies accounted for using the investment method was $42,330,000 as of December 31, 2022, with a corresponding carrying value of $8,716,111.
At June 30, 2023, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. See footnote 11 Long-Term Debt.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of June 30, 2023:
Policies Carried at Fair Value—

Remaining Life Expectancy (Years)	Policies	Face Value	Fair Value

0-1	0	$—	$—
1-2	10	12,314,000	6,855,769
2-3	11	16,886,778	10,530,949
3-4	10	33,631,467	9,174,200
4-5	13	18,755,193	7,564,469
Thereafter	78	113,618,147	22,560,230

	122	$195,205,585	$56,685,617

Policies accounted for using the investment method—

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Carrying Value

0-1	0	$—	$—
1-2	0	—	—
2-3	2	4,400,000	2,131,679
3-4	4	4,100,000	1,281,524
4-5	4	1,362,000	518,736
Thereafter	35	29,658,877	5,957,671

	45	$39,520,877	$9,889,610
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of June 30, 2023, are as follows:

2023 remaining	$1,024,151
2024	1,243,423
2025	1,310,936
2026	1,044,640
Thereafter	3,288,619

Total	$7,911,769
The Company is required to pay premiums to keep its portion of life insurance policies in force. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differ from the estimated life expectancies.
For policies accounted for under the investment method, the Company has not been made aware of information causing a material change to assumptions relating to the timing of realization of life insurance settlement proceeds. We have also not been made aware of information indicating impairment to the carrying value of policies.
5.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	June 30, 2023	December 31, 2022
Computer equipment	$144,202	$—
Furniture and fixtures	34,300	19,444
Leasehold improvements	8,299	5,902

Property and equipment—gross	186,801	25,346

Less: accumulated depreciation	(8,870)	(6,729)
Property and equipment—net	$177,931	$18,617
Depreciation expense for the three months ended June 30, 2023 and 2022, was $1,098 and $1,098, respectively and depreciation expense for the six months ended June 30, 2023, and 2022, was $2,141 and $2,141, respectively.
6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $140,287,000 was recognized as a result of the Business Combination, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Abacus. This was considered appropriate based on the determination that the Abacus Merger would be accounted for as a business acquisition under ASC 805. The estimates of fair value are based upon preliminary valuation assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Refer to footnote 3 for further details.

The changes in goodwill by reportable segments were as follows:

Abacus Settlements, LLC

Goodwill at January 1, 2022	$—
Additions	—
Goodwill at June 30, 2022	$—

Goodwill at January 1, 2023	$—
Additions	140,287,000
Goodwill at June 30, 2023	$140,287,000
Intangible Assets Acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Agents	$12,600,000	5 years	Multi-period excess-earnings method
Customer Relationships - Financial Relationships	11,000,000	8 years	Multi-period excess-earnings method
Internally Developed and Used Technology—APA	1,600,000	2 years	Relief from Royalty Method
Internally Developed and Used Technology—Market Place	100,000	3 years	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Non-Compete Agreements	4,000,000	2 years	With or Without Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
	$32,900,000

7.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds a convertible promissory note in a separate unrelated insurance technology company. In November 2021, the Company purchased a $250,000 note and then purchased an additional note in January 2022 for $250,000 as part of the Tranche 5 offering (“Tranche 5

Promissory Note”). The Tranche 5 Promissory Note pays 6% interest per annum. The Tranche 5 Promissory Note matures on November 12, 2023 (“Maturity Date”) and will be paid in full as to outstanding principal and accrued interest on the Maturity Date unless the Tranche 5 Promissory Note converts prior to the 2023 Maturity Date. Conversion into preferred shares occurs if the technology company engages in an additional equity financing event that yields gross cash proceeds in excess of $1,000,000 (“Next Equity Financing”).
In October 2022, the Company purchased an additional convertible promissory note in the same unrelated insurance technology company for $500,000 as part of the Tranche 6 offering (“Tranche 6 Promissory Note” and collectively, the “Convertible Promissory Notes”). The Tranche 6 Promissory Note pays eight percent (8)% interest per annum and matures September 30, 2024 (“2024 Maturity Date”) and will be paid in full as to outstanding principal and accrued interest on the 2024 Maturity Date unless the Tranche 6 Promissory Note converts prior to the 2024 Maturity Date. Conversion into preferred shares occurs if the technology company engages in an additional equity financing event that yields gross cash proceeds in excess of $5,000,000 (“Next Round Securities”).
The Company applies the available-for-sale method of accounting for its investment in the Convertible Promissory Note, which is a debt investment. The Convertible Promissory Note does not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Note as a long-term investment. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of December 31, 2022 and June 30, 2023, the Company evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,000,000 and there was no unrealized gain or loss recorded.
8.OTHER INVESTMENTS AND OTHER NONCURRENT ASSETS
Other Investments:
Convertible Preferred Stock Ownership—The Company owns convertible preferred stock in two entities, further described below.
On July 22, 2020, the Company purchased 224,551 units of an unrelated insurance technology company’s Series Seed Preferred units for $750,000 (“Seed Units”). During December 2022, the Company agreed to purchase 119,760 Series Seed Preferred Units for $400,000 in cash consideration by way of eight monthly payments of $50,000 starting December 15, 2022, resulting in a total of $950,000 investment as of March 31, 2023 and $1,100,000 investment as of June 30, 2023. Upon conversion, the Seed Units held by the Company would represent 8.6% control in the technology company.
On December 21, 2020, the Company purchased 207,476 shares of a separate unrelated insurance technology company’s Series B-1 preferred stock for $500,000 (“Preferred Shares”). The Preferred Shares are convertible into voting common stock of insured consent at the option of the Company. Upon conversion, the Preferred Shares would represent less than 1% control in the technology company.
The Company applies the measurement alternative for its investments in the Seed Units and Preferred Shares because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Shares. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s condensed consolidated statements of operations and comprehensive income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three and six months ended June 30, 2023 and 2022.
Other Noncurrent Assets- at fair value:
S&P Options—The Company is long S&P 500 call options and short S&P 500 put options which were purchased and sold through a broker as an economic hedge related to the market-indexed debt instruments included in the long-term debt note. The value is based on shares owned and quoted market prices in active markets. Changes in fair value are recorded in the Unrealized Loss on Investments line item on the condensed consolidated statements of operations and comprehensive income.
9.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VOEs for which it controls through a majority voting interest or other arrangement. See Note 2 for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the six months ended June 30, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), Longevity Market Advisors, Regional Investment Services and LMA Income Series, LP, had total assets of $57,577,034 and liabilities of $52,474,820. For the year ended December 31, 2022, the Company’s consolidated VIEs, LMATT Series 2024, Inc., Longevity Market Advisors, Regional Investment Services and LMA Income Series, LP, had total assets and liabilities of $30,073,972 and $27,116,762, respectively. The Company did not deconsolidate any entities during the period ended June 30, 2023, or during the year ended December 31, 2022.
As of June 30, 2023, the Company held total assets of $801,345 and liabilities of $185,071, in unconsolidated VIEs. As of December 31, 2022, the Company held total assets of $987,964 and liabilities of $358,586 in unconsolidated VIEs.
10.SEGMENT REPORTING
Segment Information—The Company organizes its business into two reportable segments (1) Portfolio Servicing and (2) Active Management, which generate revenue in different manners.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s CODM is the President and Chief Executive Officer.
The Portfolio Servicing segment generates revenues by providing policy services to customers on a contract basis.
The Active Management segment generates revenues by buying, selling, and trading policies and maintaining policies until receipt of death benefits. The Company’s reportable segments are not aggregated.
The Company’s method for measuring profitability on a reportable segment basis is gross profit. The CODM does not review asset information related to investments nor expenditures incurred for long-lived assets given the Company’s investments are recognized using the measurement alternative, and the Company’s long-lived assets are immaterial to the condensed consolidated financial statements.

Revenue related to the Company’s reporting segments for the three-month and six-month periods ended June 30, 2023, and June 30, 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Portfolio servicing	$354,366	$419,422	$590,057	$990,328
Active management	11,024,399	7,979,479	20,994,917	17,285,971

Total revenue	$11,378,765	$8,398,901	$21,584,974	$18,276,299
Information related to the Company’s reporting segments for the three-month and six-month periods ended June 30, 2023 and June 30, 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Portfolio servicing	$(76,705)	$280,303	$(166,128)	$668,752
Active management	10,482,070	7,452,479	20,288,152	15,521,472

Total gross profit	10,405,365	7,732,782	20,122,024	16,190,224

Sales and marketing	(683,841)	(1,019,498)	(1,412,845)	(1,649,498)
General, administrative and other	(577,539)	(5,499)	(1,274,431)	(646,705)
Depreciation	(1,098)	(1,098)	(2,141)	(2,141)
Other (expense) income	121,601	(127,455)	(21,651)	(242,247)
Interest expense	(584,075)	-	(934,001)	-
Loss on change in fair value of debt	(1,445,229)	(333,879)	(2,398,662)	(375,513)
Unrealized gain (loss) on investments	672,936	(1,039,022)	798,156	(1,054,975)
Provision for income taxes	(1,184,571)	(120,132)	(528,104)	(296,806)
Less: Net loss attributable to non-controlling interests	26,596	(406,641)	487,303	(406,641)
Net income attributable to Abacus Life, Inc.	$6,750,145	$4,679,558	$14,835,648	$11,515,698
11.COMMITMENTS AND CONTINGENCIES
Legal Proceedings—Occasionally, the Company may be subject to various proceedings such as lawsuits, disputes, or claims. The Company assesses these proceedings as they arise and accrues a liability when losses are probable and reasonably estimable. Although legal proceedings are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Commitment—The Company has entered into a Strategic Services and Expenses Support Agreement (“Expense Support Agreement”) with two commonly owned full-service origination, servicing, and investment Providers in exchange for an option to purchase the outstanding equity ownership of the Providers. Pursuant to the Expense Support Agreement, Abacus Life, Inc. provides financial support and advice for the expenses of the Providers incurred in connection with their life settlement transactions businesses and the Providers are required to hire a life settlement transactions operations employee of an affiliate of Abacus Life, Inc. No later than December 1 of each calendar year, Abacus Life, Inc. provides a budget for the Providers, in which Abacus Life, Inc. commits to extend financial support for all operating expenses up to the budgeted amount. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Providers incurred in the ordinary course of business, excluding the premiums paid for the Providers insurance coverages that are allocable to the insurance coverage provided to Institutional Life Holdings, LLC, which owns all the outstanding membership interests of the Providers if unrelated to the Providers settlement business.
For the three months ended June 30, 2023, Abacus Life, Inc. did not incur expenses related to the Expense Support Agreement. For the six months ended June 30, 2023, Abacus Life, Inc. incurred $29,721 of expenses, related to the Expense Support Agreement, which is included in the Other (expense) line of the condensed consolidated statements of operations and comprehensive income and have not been reimbursed by the Providers.
12.FAIR VALUE MEASUREMENTS
The Company determines fair value based on assumptions that market participants would use in pricing an asset or a liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 inputs: Other than quoted prices in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Recurring Fair Value Measurements—The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented in the tables below.

	Fair Value Hierarchy
As of June 30, 2023	Level 1	Level 2	Level 3	Total

Assets:
Life settlement policies	$—	$—	$56,685,617	$56,685,617
Available-for-sale securities, at fair value	—	—	1,000,000	1,000,000
Other investments	—	—	1,600,000	1,600,000
S&P 500 options	1,794,640	—	—	1,794,640
Other assets	7,246	—	—	7,246

Total assets held at fair value	$1,801,886	$—	$59,285,617	$61,087,503

Liabilities:
Long-term debt	$—	$—	$66,165,396	$66,165,396
Private placement warrants	—	—	2,438,600	2,438,600

Total liabilities held at fair value:	$—	$—	$68,603,996	$68,603,996

	Fair Value Hierarchy
As of December 31, 2022	Level 1	Level 2	Level 3	Total

Assets:
Life settlement policies	$—	$—	$13,809,352	$13,809,352
Available-for-sale securities, at fair value	—	—	1,000,000	1,000,000
Other investments	—	—	1,300,000	1,300,000
S&P 500 options	890,829	—	—	890,829

Total assets held at fair value	$890,829	$—	$16,109,352	$17,000,181

Liabilities:
Long-term debt	$—	$—	$28,249,653	$28,249,653

Total liabilities held at fair value:	$—	$—	$28,249,653	$28,249,653
Life Settlement Policies—The Company separately accounts for each owned life settlement policy using either the fair value method, or investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
For policies carried at fair value, the Company utilizes valuation services of a third-party actuarial firm, who values the contracts using Level 3 unobservable inputs, including actuarial assumptions, such as life expectancies and cash flow discount rates. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a discount rate of 16% at June 30,2023 and 12% at December 31, 2022, respectively, for policy valuation, which is based on economic and company-specific factors.

Subsequent to the reporting date, the Company sold 3 policies carried at fair value. As of June 30, 2023, the Company valued these 3 policies using the price at the time of sale. Valuing these 3 policies using the takeout price resulted in a decrease in valuation of $231,775 compared to the third-party valuation.
For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $9,889,610 at June 30, 2023 and $8,716,111 at December 31, 2022, respectively.
Discount Rate Sensitivity—Changes in the 16% discount rate on the death benefit and premiums used to estimate the policies issued under LMATT Series 2024 Inc., LMATT Growth Series 2.2024 Inc., LMATT Growth and Income Series 1.2026, Inc., LMA Income Series, LP and LMA Income Series II, LP (“LMATT Policies”) fair value has been analyzed. If the discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2023, would be as follows:

As of June 30, 2023	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$53,987,508	$(2,698,109)
No change	56,685,617
-2%	59,857,879	3,172,262
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of June 30, 2023:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
American General Life Insurance Company	14.0%	11.0%	A
ReliaStar Life Insurance Company	6.0%	12.0%	A
Lincoln National Life Insurance Company	14.0%	12.0%	A
The following table provides a roll forward of the fair value of life insurance policies for the six months-ended June 30, 2023:

Fair value at December 31, 2022	$13,809,352

Policies purchased	58,543,580

Realized gain (loss) on matured/sold policies	1,898,958
Premiums paid	(879,462)
Unrealized gain(loss) on held policies	3,319,588
Change in estimated fair value	4,339,084

Matured/sold policies	(20,885,861)
Premiums paid	879,462

Fair value at June 30, 2023	$56,685,617

Long-Term Debt—See Note 13. “Long-Term Debt” for background information on the market-indexed debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.
The total change in fair value of the debt resulted in a gain of $1,602,042. This gain is comprised of $90,148, net of tax, which is included within accumulated other comprehensive income and $29,515 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a loss of $1,445,229 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within Change in fair value of debt within the condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2023.
The total change in fair value of the debt resulted in a gain of $2,705,918. This gain is comprised of $175,530, net of tax, which is included within accumulated other comprehensive income and $56,446 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a loss of $2,398,662 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within Change in fair value of debt within the condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2023.
The following table provides a roll forward of the fair value of the issued notes for the six months ended June 30, 2023:

Fair value at December 31, 2022	$28,249,653

Debt issued to third parties	35,209,825

Unrealized loss on change in fair value (risk-free)	2,398,662
Unrealized gain on change in fair value (credit-adjusted)	307,256

Change in estimated fair value	2,705,918

Fair value at June 30, 2023	$66,165,396
Private Placement Warrants—Simultaneously with the closing of the Initial Public Offering, ERES consummated the sale of 8,900,000 warrants (the “Private Placement Warrants”) to East Sponsor, LLC (the “Sponsor”), which included the sale of an additional 900,000 Private Placement Warrants in connection with the full exercise by the underwriters of their over-allotment option on August 25, 2020, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

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
Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the condensed consolidated statements of operations.

The Private Placement Warrants were considered a Level 3 fair value measurement using a binomial lattice model in a risk-neutral framework. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The implied volatility as of the reporting date was derived from observable public warrant traded price provided by Bloomberg LP.

The following table presents the key assumptions in the analysis:

Private Placement Warrants
Expected implied volatility	de minimis
Risk-free interest rate	4.09%
Term to expiration	5.0 years
Exercise price	$11.50
Common Stock Price	$10.03
Dividend Yield	—%
Other Noncurrent Assets: S&P 500 Options—In February 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, purchased and sold S&P 500 call and put options through a broker. The Company purchased and sold additional S&P 500 call options through a broker in June 2022 through their 100% owned and fully consolidated subsidiaries LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1.2026, Inc. The options are exchange traded, and fair value is determined using Level 1 inputs of quoted market prices as of the condensed consolidated balance sheets dates. Changes in fair value are classified as unrealized (gain)/loss on investments within the condensed consolidated statements of operations and comprehensive income.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis—The following financial assets, composed of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified, or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Available-for-Sale Investment—The Convertible Promissory Note is classified as an available-for-sale security. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. The Company initially purchased a $250,000 convertible promissory note from the issuer in 2021 and then on January 7, 2022, the Company purchased an additional $250,000 convertible promissory note from the same issuer and then an additional $500,000 in October 2022. As of June 30, 2023 and December 31, 2022, the Company

evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $1,000,000 and $1,000,000, respectively.
Other Investments—The Company determines fair value using Level 3 inputs under the measurement alternative. These investments are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively. As of June 30, 2023, and December 31, 2022, the Company did not identify any impairment indicators and determined that the carrying value of $1,600,000 and $1,300,000 is the fair value for these equity investments in privately held companies, given that there have been no observable price changes.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, and due to affiliates approximates fair value due to the short-term nature of their maturities.

13.LONG-TERM DEBT
Long-term debt comprises of the following:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATT Series 2024, Inc.	$9,866,900	$9,621,141	$9,866,900	$8,067,291
LMATT Series 2.2024, Inc.	2,333,391	3,446,527	2,333,391	2,354,013
LMATT Growth & Income Series 1.2026, Inc	400,000	459,553	400,000	400,000
Secured borrowing:
LMATT Income Series, LP	21,889,444	22,124,676	17,428,349	17,428,349
LMATT Income Series II, LP	20,041,851	20,041,851	—	—
Unsecured borrowing:
Sponsor PIK Note	10,471,648	10,471,648	—	—
Total long-term debt	$65,003,234	$66,165,396	$30,028,640	$28,249,653

SPV purchase and sale note	$25,000,000	$25,000,000	—	—
Sponsor PIK Note
On the June 30, 2023, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”). The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of June 30, 2023, $9,866,900 of the principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2023, the fair value of the LMATT Series 2024, Inc. notes were $9,621,141.
The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 options, and life settlement policies totaling $11,195,701 as of June 30, 2023. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMATT Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. . As of June 30, 2023, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $3,446,527.
The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $3,331,872 as of June 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
Additionally, on September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes 4% dividend feature that will be paid annually. As of June 30, 2023, the entire principal amount remained outstanding.

The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $459,553.
The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $517,218 as of June 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
See additional fair value considerations within footnote 12.
LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the six months ended June 30, 2023.
The private placement offerings proceeds will be used to acquire an actively managed large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2023, the fair value of the secured borrowing was $22,124,676.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners will receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.75%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.

It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and six months ended June 30, 2023.
The private placement offerings proceeds will be used to acquire an actively managed large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2023, the fair value of the secured borrowing was $20,041,851.

SPV Purchase and Sale

On July 5, 2023, the Company entered into an Asset Purchase Agreement (the “Policy APA”) to acquire certain insurance policies with an aggregate fair market value of $10.0 million from Abacus Investment SPV, LLC, a Delaware limited liability company (“SPV”), in exchange for a payable obligation owing by the Company to the SPV (such acquisition transaction under the Policy APA, the “SPV Purchase and Sale”).
The payable obligation owing by the Company to the SPV in connection with the SPV Purchase and Sale is evidenced by a note issued by the Company under the SPV Investment Facility (the “SPV Purchase and Sale Note”) in an original principal amount equal to the aggregate fair market value of the acquired insurance policies. The SPV Purchase and Sale Note has the same material terms and conditions as the other credit extensions under the SPV Investment Facility (as defined below).
SPV Investment Facility
On July 5, 2023, the Company entered into that certain SPV Investment Facility (the “SPV Investment Facility”), between the Company, as borrower, and the SPV, as lender.
The SPV Investment Facility, among other things:
•requires certain subsidiaries of the Company to guarantee the credit extensions provided under the SPV Investment Facility pursuant to separate documentation
•is unsecured without collateral security provided in favor of the SPV and subordinated in right of payment to the Company’s obligations under the Owl Rock Credit Facility, subject to limited specified exceptions and circumstances for permitting early payment;
•provides for certain credit extensions in an aggregate principal amount of $25.0 million, including: (i) an initial credit extension in an original principal amount of $15.0 million that was funded upon the closing of the SPV Investment Facility, and (ii) the SPV Purchase and Sale Note in favor of the SPV in an original principal amount of $10.0 million to finance the purchase of the insurance policies under the Policy APA;
•provides proceeds from the SPV Investment Facility for payment of certain transaction expenses, general corporate purposes and any other purposes not prohibited by the agreement or applicable law;

•matures on July 5, 2026, three years after the closing of the SPV Investment Facility, subject to two automatic extensions of one year each without any amendment of the relevant documentation, but also subject to applicable subordination restrictions in relation to the Owl Rock Credit Facility;
•provides for interest to accrue on the SPV Investment Facility at a rate of 12.00% per annum, payable quarterly, all of which is to be paid in-kind by the Company by increasing the principal amount of the SPV Investment Facility owing to the SPV on each interest payment date;
•provides a default rate that will accrue at 2.00% per annum (subject to applicable subordination restrictions) over the rate otherwise applicable. If cash payment is not permitted due to applicable subordination restrictions or otherwise, such default interest shall be paid in-kind;
•provides that no amortization payments shall be required prior to maturity;
•contains financial and other covenants substantially similar and not materially worse than those contained in the Owl Rock Credit Facility from the perspective of the Company; and
•provides for certain specified events of default (including certain events of default subject to grace or cure periods), with the occurrence and during the continuance of such events of default enabling the lender under the SPV Investment Facility to accelerate the obligations under the SPV Investment Facility, among other rights or remedies, subject to applicable subordination restrictions.

The SPV’s investment resulting from credit extensions under the SPV Investment Facility is treated by the Company as debt for U.S. GAAP accounting purposes. While the timing of the Policy APA and SPV Investment Facility occurred on July 5, 2023, such amounts are included within the condensed consolidated balance sheet as cash was received prior to June 30, 2023.
14.SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2023, there were 62,961,688 shares of common stock issued and outstanding. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the shareholders after payment of all liabilities.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to legacy LMA’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to legacy LMA common stock prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 0.8 established in the Business Combination. As of December 31, 2022, this resulted in 50,369,350 shares of common stock issued and outstanding.

Public Warrants

As of June 30, 2023, the Company has 17,250,000 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. The Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed

Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of Warrants for Cash - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:
•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the Public warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

Redemption of Warrants for Shares of Class A Common Stock - Once the Public warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:
•in whole and not in part;
•at a price equal to a number of shares of Class A common stock to be determined by reference to the agreed table set forth in the warrant agreement based on the redemption date and the “fair market value” of the Class A common stock;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of Market Price and the newly issued price. Further, the $10.00 and

$18.00 per share redemption trigger prices will be adjusted to be equal to 100% and 180%, respectively, of the higher of the market value and the newly issued price.

If the Company elects to redeem all of the Public Warrants or the common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. However, in no instance can the warrant holder unilaterally decide to exercise its Public Warrant on a cashless basis.

Upon the Business Combination, the Company accounted for the Public Warrants issued with the IPO as equity instruments. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants upon the Business Combination is approximately $4.73 million, or $0.274 per Public Warrant, using the binomial lattice model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) risk-free interest rate of 4.09%, (2) term to expiration of 5.0 years, (3) exercise price of $11.50 and (4) stock price of $10.03.
15.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. For the year ended December 31, 2022, the Company elected to match 50% of employee contributions up to a maximum of 4% of eligible employee compensation. For the three months ended June 30, 2023 and 2022, the Company recognized expenses related to the 401(k) Plan amounting to $13,075 and $2,577, respectively and for the six months ended June 30, 2023 and 2022, the Company recognized expenses related to the 401(k) Plan amounting to $25,315 and $8,048, respectively.
16.INCOME TAXES
Before June 30, 2023, the Company elected to file as an S corporation for Federal and state income tax purposes, the Company incurred no Federal or state income taxes, except for income taxes recorded related to some of their consolidated variable interest entities and subsidiaries which are taxable C corporations. These VIE’s and subsidiaries include LMATT Series 2024, Inc., the wholly owned subsidiary of LMX, which is consolidated into LMA as a VIE, as well as LMATT Growth Series 2.2024, Inc., a wholly owned subsidiary of LMATT Growth Series, Inc., and LMATTS Growth and Income Series 1.2026, Inc., a wholly owned subsidiary of LMATT Growth and Income Series, Inc., all of which are 100% owned subsidiaries and fully consolidated. Accordingly, the provision for income taxes was attributable to amounts for LMATT Series 2024, Inc, LMATT Growth Series, Inc. and LMATT Growth and Income Series, Inc.
For the three months ended June 30, 2023 and 2022, the Company recorded provision for income taxes of $1,184,571 and $120,132, respectively. The effective tax rate is 15.0% for the three months ended June 30, 2023. The effective rate for the three months ended June 30, 2022 was 12.0% due to the impact of state income taxes and the release of the Company’s valuation allowance, as there was sufficient evidence of the Company’s ability to generate future taxable income at June 30, 2022.

For the six months ended June 30, 2023 and 2022, the Company recorded provision for income taxes of $528,104 and $296,806, respectively. The effective tax rate is 3.6% for the six months ended June 30, 2023. The existence of non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to be significantly lower than the statutory rate. The effective rate for the six months ended June 30, 2022 was 18% due to the impact of state income taxes and the release of the Company’s valuation allowance, as there was sufficient evidence of the Company’s ability to generate future taxable income at June 30, 2022.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions as of June 30, 2023, and December 31, 2022, and did not recognize any interest or penalties related to uncertain tax positions as of June 30, 2023, and December 31, 2022.
17.RELATED-PARTY TRANSACTIONS
As of June 30, 2023 and December 31, 2022, $10,415,154 and $263,785, respectively, were due to members and affiliates primarily for reimbursable transaction costs as well as distributions to owners of $717,429 as a part of the Business Combination as of June 30, 2023. As of June 30, 2023 and December 31, 2022, $10,473,748 and $2,904,646 was due from affiliates, respectively. The amount to be received as of June 30, 2023 is due from the Sponsor as part of the Sponsor PIK Note. Additionally, the SPV purchase and sale note for $25,000,000 as of June 30, 2023 was also recorded as a related party transaction given the transfer of cash and policies between the Company and the SPV. Refer to footnote 13 for more information.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company also earns service revenue related to policy and administrative services on behalf of Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $197,629 and $205,224, respectively, in service revenue related to Nova Funds for the three months ended June 30, 2023 and 2022 and earned $411,076 and $406,129, respectively, in service revenue related to Nova Funds for the six months ended June 30, 2023 and 2022.
Prior to the Merger, LMA used Abacus to originate life settlement policies that it accounts for under the investment method. For the three and six months ended June 30, 2023, the Company incurred $837,975 and $1,627,975, respectively in origination costs for life settlement policies that were originated by Abacus. These costs are capitalized on the condensed consolidated balance sheets as life settlement policies, at cost.
As of June 30, 2023, and December 31, 2022, there were $72,600 and $196,289, respectively owed from the Nova Funds, which are included as related-party receivables in the accompanying condensed consolidated balance sheets.

18.LEASES
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts as of June 30, 2023 and December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Assets:
Operating lease right-of-use assets	$240,816	$77,011

Liabilities:

Operating lease liability, current	227,561	48,127
Operating lease liability, non-current	16,864	29,268
Total lease liability	$244,425	$77,395
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s condensed consolidated statements of operations and comprehensive income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$12,471	$11,921	$24,942	$23,842
Variable lease cost	7,704	612	8,925	1,223
Total lease cost	$20,175	$12,533	$33,867	$25,065
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of the lease liability
Operating cash flows from operating leases	$24,557	$23,842
ROU assets obtained in exchange for new lease liabilities	—	—
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Weighted-average remaining lease term (in years)	1.00	1.58
Weighted-average discount rate	3.54%	3.36%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at June 30, 2023 are as follows:

Operating leases
Remaining of 2023	$130,176
2024	118,057
2025	—
2026	—
2027	—
Thereafter	—
Total operating lease payments (undiscounted)	248,233
Less: Imputed interest	(3,808)
Lease liability as of June 30, 2023	$244,425

19. EARNINGS PER SHARE

Basic earnings per share represents income available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the reported period. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public and Private Placement Warrants to purchase an aggregate of 26,150,000 shares in the calculation of diluted income per ordinary share, since the average market price of the Company’s Class A common shares for the three and six months ended June 30, 2023 was below the warrants’ $11.50 exercise price. As a result, diluted income per share is the same as basic net income per share for the period presented.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income attributable to Longevity Market Assets	$6,750,145	$4,679,558	$14,835,648	$11,515,698
Weighted-average shares used in computing net income per share, basic and diluted	50,507,728	50,369,350	50,438,921	50,369,350

Basic and diluted earnings per share:	$0.13	$0.09	$0.29	$0.23

20. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the condensed consolidated balance sheet date through the date at which the condensed consolidated financial statements were issued.
Owl Rock Credit Facility
On July 5, 2023 (the “Owl Rock Closing Date”), the Company entered into that certain Credit Agreement (the “Owl Rock Credit Facility”), among the Company, as borrower, the several banks and other persons from time to time party thereto (the “Owl Rock Lenders”), and Owl Rock Capital Corporation, as administrative and collateral agent for the Owl Rock Lenders thereunder.
The Owl Rock Credit Facility, among other things:
•requires the Company and certain subsidiaries of the Company to guarantee the loans provided under the Owl Rock Credit Facility pursuant to separate loan documentation;
•provides credit extensions for (i) an initial term loan in an aggregate principal amount of $25.0 million upon the closing of the Owl Rock Credit Facility and (ii) optional delayed draw term loans (which can be drawn on multiple drawing dates) in an aggregate principal amount of up to $25.0 million available for one hundred eighty (180) days after the Owl Rock Closing Date (the “Delayed Draw Term Loan Availability Period”), subject to the requirement that on each delayed draw date, the liquid asset coverage ratio shall not be less than 1.80 to 1.00, together with other specified conditions to drawings, the proceeds of which may be used for working capital and the business requirements of the enterprise, and to fund acquisitions, investments and other transactions permitted by the loan documentation;
•provides a delayed draw commitment fee rate of 0.50% per annum applicable to undrawn commitments during the Delayed Draw Term Loan Availability Period

•matures on July 5, 2028, the date that is five years after the closing of the Owl Rock Credit Facility;
•is secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary guarantors. No pledge of any equity interests in the Company is required by any holder of such equity interests;
•provides for interest to accrue on the loans drawn under the Owl Rock Credit Facility at the election of the Company, by reference to either (i) an alternative base rate (such loans, “ABR Loans”) or (ii) an adjusted term SOFR rate (such loans, “SOFR Loans”) plus an applicable margin. The adjusted term SOFR rate is determined by the applicable term SOFR for a relevant interest period plus a credit spread adjustment of 0.10%, 0.15% and 0.25% per annum for interest periods of one, three and six months, respectively. The applicable margin for each type of loan is (i) 6.25% per annum for any ABR Loans and (ii) 7.25% per annum for any SOFR Loans, with interest periods for SOFR Loans of one, three or six months (or other periods if agreed by all lenders);
•provides a default rate that will accrue at 2.00% per annum over the rate otherwise applicable;
•provides for amortization payments based on the initial principal amount of the loans outstanding of 1.0% per year (0.25% due per quarter), with adjustments made to the overall amortization amount upon the incurrence of any delayed draw loans;
•contains provisions requiring mandatory prepayment of the initial term loans and delayed draw term loans with 100% of the proceeds of (a) indebtedness not permitted by the Owl Rock Credit Facility and (b) certain specified asset dispositions and payments (including in respect of settlements) in respect of property, casualty insurance claims or condemnation proceedings, with the proceeds received under this clause (b) subject to certain specified reinvestment rights and procedures set forth in the Owl Rock Credit Facility. The Owl Rock Credit Facility permits voluntary prepayments of outstanding loans at any time;
•provides for a prepayment premium equal to (a) 4.00% of the principal amount of such loans prepaid on or prior to the first anniversary of the closing of the Owl Rock Credit Facility, (b) 3.00% of the principal amount of such loans prepaid after the first anniversary of the closing of the Owl Rock Credit Facility but on or prior to the second anniversary of the closing of the Owl Rock Credit Facility and (c) 2.00% of the principal amount of such loans prepaid after the second anniversary of the closing of the Owl Rock Credit Facility but on or prior to the third anniversary of the closing of the Owl Rock Credit Facility. No prepayment premium will be applicable for any such prepayment made after the third anniversary of the closing of the Owl Rock Credit Facility. The prepayment premium is applicable to voluntary prepayments and certain specified mandatory prepayment during such applicable periods;
•provides for financial covenants such that (i) a consolidated net leverage ratio cannot exceed 2.50 to 1.00 as of the last day of any fiscal quarter and (ii) a liquid asset coverage ratio cannot be less than 1.80 to 1.00;
•contains affirmative covenants related to, among other things, delivery of certain financial reports and compliance certificates, maintenance of existence, compliance with laws, material contracts, payment of taxes, property and insurance matters, inspection of property, books and records, notices, collateral matters and future subsidiaries, in each case, subject to specified limitations and exceptions;
•contains an affirmative representation and corresponding covenant that the Company and certain subsidiaries of the Company do not, and will not during the term of the Owl Rock Facility (or if the term of the Owl Rock Credit Facility continues for longer than a year, during the Company’s and certain subsidiaries of the Company’s most recent fiscal year), derive more than fifteen percent (15%) of their aggregate gross revenues from securities related activities;
•contains negative covenants related to, among other things, incurrence of debt, creation of liens, mergers, acquisitions and certain other fundamental changes, conditions concerning the creation of new subsidiaries, conditions concerning opening of new accounts, disposition of assets, dividends and other restricted payments, prepayment of certain indebtedness, transactions with affiliates, investments and limitations on lines of business, in each case, subject to specified limitations and exceptions; and
•provides for certain specified events of default upon the occurrence and during the continuation of certain events or conditions (subject to specified exceptions, grace periods or cure rights, as applicable) each as set forth in the Owl Rock Credit Facility, which includes among other things, defaults with respect to nonpayment, breaches of representations and warranties, failure to comply with covenants, cross-default to other material indebtedness, bankruptcy and insolvency matters, ERISA matters, material judgments, collateral and perfection matters, the occurrence of a change of control and subordination matters with respect to certain specified indebtedness. The occurrence and continuance of an event of default that is not cured or waived will enable the agent and/or the lenders, as applicable, to accelerate the loans or take other remedial steps as provided in the Owl Rock Credit Facility and the other loan documents.

*****

ABACUS SETTLEMENTS, LLC

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Origination revenue	$1,689,088	$743,388	$3,252,738	$3,185,068
Related party revenue	5,195,602	4,948,528	9,931,938	9,829,596
Total revenue	6,884,690	5,691,916	13,184,676	13,014,664
Cost of revenue	1,505,333	956,625	2,734,949	3,265,313
Related party cost of revenue	3,392,647	2,615,307	6,558,354	5,522,312
Total cost of revenue	4,897,980	3,571,932	9,293,303	8,787,625
Gross Profit	1,986,710	2,119,984	3,891,373	4,227,039

OPERATING EXPENSES:
General and administrative expenses	2,297,577	2,208,051	4,848,580	3,948,358
Depreciation	2,561	3,048	5,597	5,988
Total operating expenses	2,300,138	2,211,099	4,854,177	3,954,346

Income (Loss) from operations	(313,428)	(91,115)	(962,804)	272,693

OTHER INCOME (EXPENSE)
Interest income	1,193	599	1,917	1,147
Interest (expense)	(5,863)	-	(11,725)	-
Other income	-	273	-	273
Total other income (expense)	(4,670)	872	(9,808)	1,420
Income (Loss) before provision for income taxes	(318,098)	(90,243)	(972,612)	274,113
Provision for income taxes	-	-	2,289	1,325
NET INCOME (LOSS) AND COMPREHENSIVE	$(318,098)	$(90,243)	$(974,901)	$272,788

WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER UNIT:
Basic	$400	400	400	400
Diluted	$400	400	400	400

NET INCOME/(LOSS) PER UNIT:
Basic earnings per unit	$(795.25)	$(225.61)	$(2,437.25)	$681.97
Diluted earnings per unit	$(795.25)	$(225.61)	$(2,437.25)	$681.97
See accompanying notes to interim condensed consolidated financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—March 31, 2023	400	$4,000	$80,000	$1,270,334	$1,354,334
Net income	-	-	-	(318,098)	(318,098)
Distributions	-	-	-	(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$80,000	$509,953	$593,953

	Common units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2022	400	$4,000	$80,000	$1,927,137	2,011,137
Net loss	-	-	-	(974,901)	(974,901)
Distributions	-	-	-	(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$80,000	$509,953	$593,953
See accompanying notes to interim condensed financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2021	400	$4,000	$80,000	$2,638,995	$2,722,995
Net income	-	-	-	272,788	272,788
Distributions	-	-	-	(659,869)	(659,869)
BALANCE—June 30, 2022	400	$4,000	$80,000	$2,251,914	$2,335,914

	Common units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2022	400	$4,000	$80,000	$1,927,137	2,011,137
Net loss	-	-	-	$(974,901)	(974,901)
Distributions	-	-	-	$(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$80,000	$509,953	$593,953
See accompanying notes to interim condensed financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(974,901)	$272,788
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	19,157	10,751
Amortization expense	40,278	37,952
Amortization of deferred financing fees	11,725	—
Non-cash lease expense	1,210	—
Changes in operating assets and liabilities:
Related party receivables	397,039	—
Other receivables	101,203	(202,491)
Prepaid expenses	(198,643)	71,038
Other current assets	(26,211)	(20,111)
Certificate of deposit	—	656,250
Accrued payroll and other expenses	(17,466)	155,994
Contract liability—deposits on pending settlements	659,067	(1,427,291)
Accounts payable	(36,750)	(7,247)

Net cash used in operating activities	(24,292)	(452,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,394)	(32,212)
Purchase of intangible asset	—	(15,000)
Due to/from members and affiliates	(74,134)	11,525

Net cash used in investing activities	(182,528)	(35,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)	(11,857)
Distributions to members	(442,283)	(659,869)

Net cash used in financing activities	(443,694)	(671,726)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(650,514)	(1,159,780)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,458,740	2,599,302

End of period	$808,226	$1,439,522
See accompanying notes to interim condensed financial statements.

ABACUS SETTLEMENTS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS
Abacus Settlements, LLC d/b/a Abacus Life (the “Company”) was formed in 2004 in the state of New York. In 2016, the Company obtained its licensure in Florida and re-domesticated to that state. On June 13, 2023, the Company re-domesticated to Delaware.
The Company acts as a purchaser of outstanding life insurance policies (“Provider”) on behalf of investors (“Financing Entities”) by locating policies and screening them for eligibility for a life settlement, including verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates, also known as origination services. When the sale of a policy is completed, this is deemed “settled” and the policy is then referred to as either a “life settlement” in which the insured’s life expectancy is greater than two years or “viatical settlement,” in which the insured’s life expectancy is less than two years.
The Company is not an insurance company, and therefore the Company does not underwrite insurable risks for its own account. On August 30, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East Resources Acquisition Company (“ERES”), which was subsequently amended on October 14, 2022. As part of the Merger Agreement, the holders of the Company’s common units together with the holders of Longevity Markets Assets, LLC (“LMA”), a commonly owned affiliate, will receive aggregate consideration of approximately $531,750,000, payable in a number of newly issued shares of ERES Class A common stock, par value $0.0001 per share (“ERES Class A common stock”), with a value ascribed to each share of ERES Class A common stock of $10.00 and, to the extent the aggregate transaction proceeds exceed $200.0 million, at the election of the Company’s and LMA’s members, up to $20.0 million of the aggregate consideration will be payable in cash to the Company’s and LMA’s members. The transaction closed on June 30, 2023 upon shareholder approval and customary closing conditions.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed balance sheet as of June 30, 2023, was derived from amounts included in the Company’s annual financial statements for the year ended December 31, 2022. Such amounts are included within the condensed consolidated financial statements of Abacus Life, Inc. Capitalized terms used herein without definition have the meanings ascribed to them in the Company’s financial statements for the year ended December 31, 2022. Refer to this note in the annual financial statements for the full list of the Company’s significant accounting policies. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim periods.
Basis of Presentation—The accompanying condensed financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).
Unaudited Condensed Financial Statements—The condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and the condensed results of its operations and comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2023 and 2022. The condensed results of operations and comprehensive income/(loss) and cash flows for the period January 1, 2023 to June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period.

Use of Estimates—The preparation of US GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities at the date of financial statements and the reports amounts of revenue and expenses during the reporting periods. Company’s estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from the estimates. Estimates are used when accounting for revenue recognition and related costs, the selection of useful lives of property and equipment, impairment testing, valuation of other receivables from clients, income taxes, and legal reserves.
Going Concern—Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements were issued.
Other receivables—Other receivables include origination fees for policies in which the recission period has ended, but the funds have not been received yet from financing entities. These fees were collected in the subsequent month.
The Company provides an allowance for credit losses equal to the estimated collection losses that will be incurred in collection of all receivables. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is deemed remote. The Company does not have any material allowance for credit losses as of June 30, 2023 or December 31, 2022.
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company did not record material allowance for credit losses as of June 30, 2023, and December 31, 2022, respectively.
Concentrations—All of the Company’s revenues are derived from life settlement transactions in which the Company represents Financing Entities that purchased existing life insurance policies. One financing entity, a company in which the Company’s members own interests, represented 23% and 66% of the Company’s revenues in six months ended June 30, 2023 and 2022, respectively. The Company originates policies through three different channels: Direct to Consumer, Agent, and Broker. Two brokers represented the sellers for over 10% of the Company’s life settlement commission expense during the period six months ended June 30, 2023. No brokers represented the sellers for over 10% of the Company’s life settlement commission expense during the period six months ended June 30, 2022. The Company maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institution and believes that the risk of loss is minimal.
Advertising—All advertising expenditures incurred by the Company are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying condensed statements of operations and comprehensive income/(loss). Advertising expense totaled $367,418 and $286,695 for three months ended June 30, 2023 and 2022, respectively. Advertising expense totaled $741,789 and $554,802 for six months ended June 30, 2023 and 2022, respectively.

3.SEGMENT REPORTING
Operating as a centrally led life insurance policy intermediary, the Company’s president and chief executive officer is the chief operating decision maker who allocates resources and assesses financial performance based on financial information presented for the Company as a whole. As a result of this management approach, the Company is organized as a single operating segment.
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of the Company’s revenue by major sources for three months ended June 30, 2023 and 2022, and for six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Agent	$3,334,402	$2,717,512	$7,143,016	$5,690,701
Broker	2,809,499	2,247,953	4,675,973	5,727,970
Client direct	740,789	726,451	1,365,687	1,595,993

Total	$6,884,690	$5,691,916	$13,184,676	$13,014,664
5.INCOME TAXES
Since the Company elected to file as an S corporation for federal and State income tax purposes, the Company incurred no federal or state income taxes. Accordingly, provision for income taxes is attributable to minimum state tax payments that are due regardless of their S corporation status and income position.
For the three months ended June 30, 2023 and 2022, the company did not record provision for income taxes. For the six months ended June 30, 2023 and 2022, the company recorded provision for income taxes of $2,289 and $1,325, respectively, which consist of state minimum taxes for state taxes that have been paid and settled during the period. The effective tax rate was approximately (0.24%) for the six months ended June 30, 2023, compared to 0.48% for the six months ended June 30, 2022.
Given the company's S Corporation status, temporary book and tax differences do not create a deferred tax asset or liability on the balance sheets. Accordingly, an assessment of realizability of any deferred tax asset balances is not relevant.
6.RETIREMENT PLAN
The Company provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with the Company are eligible to receive employer-matching contributions. The Company may match contributions to the Plan, up to 4% of compensation. For the three months ended June 30, 2023 and 2022, and for six months ended June 30, 2023 and 2022, the Company made no discretionary contribution to the Plan.
7.RELATED-PARTY TRANSACTIONS
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova

Funds. For the three months ended June 30, 2023 and 2022, the Company originated 38 and 92 policies, respectively, for the Nova Funds with a total value of $56,688,680 and $102,307,954, respectively. For six months ended June 30, 2023 and 2022, the Company originated 72 and 183 policies, respectively, for the Nova Funds with a total value of $96,674,080 and $282,804,838, respectively. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For three months ended June 30, 2023 and 2022, and for six months ended June 30, 2023 and 2022, revenue earned, and contracts originated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Origination fee revenue	$1,504,532	$4,164,107	$2,952,837	$8,569,034
Transaction reimbursement revenue	75,332	152,221	140,960	306,361

Total	$1,579,864	$4,316,328	$3,093,797	$8,875,395

Cost	$5,290,504	$25,201,256	$11,656,637	$50,738,202
Face value	56,688,680	102,307,954	96,674,080	282,804,838
Total policies	38	92	72	183
Average Age	0	1	75	75
In addition to the Nova Funds, the Company also has another affiliated investor that they provide origination services for. Total revenue earned related to the other affiliated investor was $3,615,738 and $589,700, of which $3,615,739 and $470,200 related to Longevity Market Assets, LLC (“LMA”) for the three months ended June 30, 2023 and 2022, respectively. Total cost of sales related to the other affiliated investor was $2,623,201 and $363,700, of which $2,623,201 and $326,200 related to LMA for three months ended June 30, 2023 and 2022, respectively.

Total revenue earned related to the other affiliated investor was $6,838,141 and $911,700, of which $6,794,641 and $470,200 related to LMA, for the six months ended June 30, 2023 and 2022, respectively. Total cost of sales related to the other affiliated investor was $5,020,603 and $612,700, of which $5,012,103 and $326,200 related to LMA for the six months ended June 30, 2023 and 2022, respectively. In addition, there is a related party receivable due from LMA related to transaction expenses of $19,246 and $0 as of June 30, 2023 and 2022, respectively, which is included as due from members and affiliates in the accompanying condensed balance sheets.

8. SUBSEQUENT EVENT

On June 30, 2023, the Company consummated the merger with LMA. The Company has evaluated its subsequent events through August 14, 2023, the date that the financial statements were issued and determined that there were no events that occurred that required disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Add from Filing

ABACUS LIFE, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Abacus Life, Inc.’s financial condition and results of operations. This discussion should be read in conjunction with Abacus Life, Inc.’s financial statements and related notes thereto that appear elsewhere in this quarterly Quarterly Report on Form 10-Q.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Life, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Abacus Life, Inc.” are intended to mean the business and operations of Abacus Life, Inc..
Overview

Abacus Life, Inc. directly acquires life insurance policies in a mutual beneficial transaction for both us and the underlying insured. With meaningful support from our proprietary risk rating heat map, we consistently evaluate policies (at origination and throughout the lifecycle) to generate essentially uncorrelated risk adjusted returns. Additionally, we provide a range of services for owners of life settlement assets.

Upon acquiring a policy, we have the option to either (i) trade that policy to a third-party institutional investor (i.e., generating a spread on each trade) or (ii) hold that policy on our balance sheet until maturity (i.e., paying the premiums over time and receiving the final claim / payout). This process is predicated on driving the best economics for Abacus Life, Inc. and we categorize this revenue as “Trading” or “Active management revenue.”

Additionally, Abacus Life, Inc. provides a wide range of services to owners and purchasers of life settlements assets (i.e., acquired policies). More specifically, Abacus Life, Inc. provides consulting, valuation, actuarial services, and perform administrative work involved in keeping a policy in force and at the premium level most advantageous to the owner. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for large institutional life settlement funds. We generate revenue on these services by charging a base servicing fee of approximately 0.5% of total asset value of the portfolio or flat rate per policy. We categorize this revenue as “Servicing” or “Portfolio servicing revenue.”

In 2021, we shifted our focus from a service based only business model and began directly acquiring life insurance policies. We have seen rapid growth in this segment as we have continued to dedicate capital and resources towards our marketing and diversified origination channels. Such items are appropriately reflected in the operating expenses section of the accompanying financial statements for the period ended June 30, 2023.

Abacus Life, Inc. was formed as Abacus Life Services, LLC in the state of Florida in February 2017. Subsequently, in February 2022, we changed our name to Longevity Market Assets, LLC. We are headquartered in Orlando, Florida.

Our Business Model

As mentioned in the above Overview section, Abacus Life, Inc. generates revenue in two main ways. The first channel is through our active portfolio management strategy (“Active management revenue”), whereby we can (i) generate a spread on traded policies, (ii) hold policies on our balance sheet (paying premiums over time and receiving the payout/claim), or (iii) generate unrealized gains or losses on policies purchased by our Structured Note Offerings (LMATT Series 2024, Inc., LMATT Growth Series 2.2024, Inc., and LMATT Growth and Income Series 1.2026, Inc.) and Income Funds (LMA Income Series, LP, and the LMA Income Series II, LP). The second channel is portfolio and policy servicing activities (“Portfolio servicing revenue”), whereby we provide a range of services to life settlement asset owners.

Active management revenue derives from buying and selling policies; and the receipt of death benefits proceeds on policies we hold where the insured dies. Of the purchased policies, some are purchased with the intent to hold to maturity, while others are held for trading to be sold for a gain. We elected to account for each investment in life settlement contracts using either the investment method or the fair value method. Once the accounting method is elected for each policy, it cannot be changed. Abacus Life, Inc. accounts for life settlement policies purchased through the structured note and fund offerings on a fair value basis, and life settlement policies that we intend to trade in the near term at cost plus premiums paid. At the time that this election was made, this was the result of a cost-benefit analysis: because of our intention to hold the instruments for a relatively short period, we believed that the investment method provided a more cost effective method of accounting for the instruments and did not believe that, in the course of the short period, the fair value would differ materially from the accumulated cost. For the life settlement policies accounted for under the fair value method, these policies are part of the collateral consideration for the market linked structured notes issued under LMX Series, LLC and LMA Series, LLC subsidiaries where quarterly valuations are a condition of the private placement memorandum. Given that there is a valuation requirement stipulated in the notes, management has elected to use the fair value method for these policies as the information is readily available and also captures the change in fair value within the income statement when those changes occur as opposed to when the policies are sold or mature. For policies held at fair value, changes in fair value are reflected in operations in the period the change is calculated. Under the investment method, investments in contracts are recorded at investment price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. Gains/losses on sales of such are recorded at the time of sale or maturity. Under the fair value method, we record the initial investment of the transaction price and remeasure the investment at fair value at each subsequent reporting period. Changes in fair value are reported in revenue when they occur including those related to life insurance proceeds (policy maturities) and premium payments. Upon sale of a life settlement contract, we record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract.

Generating Portfolio servicing revenue involves the provision of services to one affiliate by common ownership, and third parties, which own life insurance policies. Portfolio servicing revenue is derived from services related to maintaining these settled policies pursuant to agreement with investors in settled policies (“Service Agreement(s)”). Additionally, also included in servicing revenue are fees for limited consulting services related to the evaluation of policies that we perform for third parties. Portfolio servicing revenue is recognized ratably over the life of the Service Agreements, which range from one month to ten years. The duties performed by the company under these arrangements are considered a single performance obligation that is satisfied ratably as the customer simultaneously receives and consumes the benefit provided by us. As such, revenue is recognized for services provided for the corresponding month.

Portfolio servicing revenue also consists of revenue related to consulting engagements. We provide consulting services for the owners of life settlement contracts who are often customers of the servicing business line, or customers of Abacus, an affiliated entity. These consulting engagements are comprised of valuation, actuarial services, and overall policy assessments related to life settlement contracts and are short-term in nature. The performance obligations are typically identified as separate services with a specific deliverable or a group of deliverables to be provided in tandem, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer.

Key Factors Affecting Our Performance

The markets for our consulting and portfolio servicing are affected by economic, regulatory, and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting Abacus Life, Inc. include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to each client’s specific needs. In that regard, with our ability to leverage the technology developed by the Companies, we are focused on developing and implementing data and analytic solutions for both internal operations and for maintaining industry standards and meeting client needs.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Portfolio Servicing Revenue
Related party servicing revenue	$329,629	$419,253	$543,076	$620,159
Portfolio servicing revenue	24,737	169	46,981	370,169
Total portfolio servicing revenue	354,366	419,422	590,057	990,328
Active management revenue
Investment income from life insurance policies held using investment method	8,263,499	5,965,466	16,655,833	13,980,466
Change in fair value of life insurance policies (policies held using fair value method)	2,760,900	2,014,013	4,339,084	3,305,505
Total active management revenue	11,024,399	7,979,479	20,994,917	17,285,971
Total Revenue	11,378,765	8,398,901	21,584,974	18,276,299
Cost of revenues (excluding depreciation stated below)	973,400	666,119	1,462,950	2,086,075
Gross profit	10,405,365	7,732,782	20,122,024	16,190,224
Operating expenses
Sales and marketing	683,841	1,019,498	1,412,845	1,649,498
General, administrative and other	577,539	5,499	1,274,431	646,705
Unrealized loss (gain) on investments	(672,936)	1,039,022	(798,156)	1,054,975
Loss on change in fair value of debt	1,445,229	333,879	2,398,662	375,513
Depreciation expense	1,098	1,098	2,141	2,141
Total operating expenses	2,034,771	2,398,996	4,289,923	3,728,832
Operating income	8,370,594	5,333,786	15,832,101	12,461,392
Other (expense) income
Other income (expense)	121,601	(127,455)	(21,651)	(242,247)
Interest (expense)	(584,075)	-	(941,458)	-
Interest income	-	-	7,457	-
Net income before provision for income taxes	7,908,120	5,206,331	14,876,449	12,219,145
Provision for income taxes	(1,184,571)	(120,132)	(528,104)	(296,806)
Net income	6,723,549	5,086,199	14,348,345	11,922,339
Less: Net income (loss) attributable to noncontrolling interest	(26,596)	406,641	(487,303)	406,641
Net income attributable to Abacus Life, Inc.	$6,750,145	$4,679,558	$14,835,648	$11,515,698

Revenue

Related Party Services

We have a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as some of the owners of Abacus Life, Inc. and certain members of management jointly own 11% of the Nova Funds. We enter into service agreements with the owners of life settlement contracts and are responsible for maintaining the policies, managing processing of claims in the event of death of the insured and ensuring timely payment of optimized premiums computed to derive maximum return on maturity of the policy. We neither assume the ownership of the contracts nor undertake the responsibility to make the associated premium payments. The duties that we perform under these arrangements are considered a single performance obligation that is satisfied over time and revenue is recognized for services provided for the corresponding time period. We earn servicing revenue related to policy and administrative services on behalf of Nova Funds portfolio (the “Nova Portfolio”). The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Related party servicing revenue	$329,629	$419,253	$(89,624)	(21.4)%

Related party servicing revenue decreased by $89,624, or 21%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in related party servicing revenue is primarily due to the joint venture (“JV”) owning less policies at June 30, 2023. Total policy count for the Nova Portfolio was 353 and 413 for the periods ended June 30, 2023 and June 30, 2022, respectively. This translated to total invested dollars of $151,738,261 and $162,162,124 as of June 30, 2023 and June 30, 2022, respectively.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Related party servicing revenue	$543,076	$620,159	$(77,083)	(12.4)%

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Portfolio servicing revenue	$24,737	$169	$24,568	14,537.3%

Portfolio servicing revenue increased by $24,568, or 14,537%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in portfolio servicing revenue is primarily attributable to servicing more external funds during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. There were zero non-recurring consulting projects in Q2, 2023.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Portfolio servicing revenue	$46,981	$370,169	$(323,188)	(87.3)%

Portfolio servicing revenue decreased by $323,188, or 87%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to a reduction in the non-recurring consulting projects in 2023.

Active management revenue

Active management revenue is generated by buying, selling, and trading policies and maintaining policies through to receipt of maturity or death benefits. Policies are accounted for under both the investment method and fair value method. We have elected on an instrument-by-instrument basis to account for these policies under the investment method, pursuant to ASC 323-30-25-2. Abacus Life, Inc. engages in direct buying and selling of life settlement policies whereby each potential policy is independently researched to determine if it would be a profitable investment. Policies purchased under Abacus Life, Inc. are typically purchased with the intention to sell within twelve months and are measured for under the investment method given that the purchase dates are recent, and policies turn fairly quickly. Policies purchased under LMATT Series 2024, Inc. or LMATT Growth Series 2.2024, Inc. (the “LMATT subsidiaries”) are measured under the fair value method and will either be sold or held until the policies mature. Upon sale of a life settlement contract, the company will record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Active management revenue
Policies accounted for under the investment method	$8,263,499	$5,965,466	$2,298,033	38.5%
Policies accounted for under the fair value method	2,760,900	2,014,013	746,887	37.1%
Total active management revenue	$11,024,399	$7,979,479	$3,044,920	38.2%

Total active management revenue increased by $3,044,920, or 38%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in active management revenue was primarily attributable to maturities of policies accounted for under the investment method. As of June 30, 2023, Abacus Life, Inc. holds 167 policies, of which 122 are accounted for under the fair value method and 45 are accounted for using the investment method (cost, plus premiums paid). Policies recorded under the investment method represent those policies purchased by Abacus Life, Inc. with the intent to sell within the next 12 months. Policies recorded under the investment method resulted in a revenue increase in of $2,298,033, or 39%. Aggregate face value of policies accounted for using the investment method is $39,592,392 as of June 30, 2023, with a corresponding carrying value of approximately $9,889,610. Additional information regarding policies accounted for under the investment method is as follows:

	Three Months Ended June 30,
	2023	2022
Investment method:
Policies bought	79	52
Policies sold	88	20
Policies matured	0	0
Average realized gain (loss) on policies sold	16.7%	11.1%
Number of external counter parties that purchased policies	11	3

Policies accounted for under the fair value method, resulted in a revenue increase of $746,887, which was driven primarily by a realized gain on the sale of 22 policies of $1,297,702 for the three months ended June 30, 2023. In the three months period ended June 30, 2023, an unrealized gain of $2,126,723 was recorded on 54 policies purchased~~.~~ For the policies held at fair value, the unrealized gain on policies of $2,126,723 represents a change in fair value of the aforementioned policies. Abacus Life, Inc. realized a gain of $1,297,702 for the three months ended June 30, 2023 for 9 policies that sold that were included in the change in fair value of life insurance policies held using the fair value method and made premium payments of $663,424, which were also included in the same line item. Additional information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended June 30,
	2023	2022
Fair value method:
Policies bought	54	31
Policies sold	9	-
Policies matured	1	-
Average realized gain (loss) on policies sold	14.7%	-
Number of external counter parties that purchased policies	3	-

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Active management revenue
Policies accounted for under the investment method	$16,655,833	$13,980,466	$2,675,367	19%
Policies accounted for under the fair value method	4,339,084	3,305,505	1,033,579	31%
Total active management revenue	$20,994,917	$17,285,971	$3,708,946	21%

Total active management revenue increased by $3,708,946, or 21%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in active management revenue was primarily attributable to an increase in policy sales and maturities. As of June 30, 2023, Abacus Life, Inc. holds 167 policies, of which 122 are accounted for under the fair value method and 45 are accounted for using the investment method (cost, plus premiums paid). Policies recorded under the investment method represent those policies purchased by Abacus Life, Inc. with the intent to sell within the next 12 months. Policies recorded under the investment method resulted in an increase of $2,675,367, or 19%. Aggregate face value of policies accounted for using the investment method is $39,520,877 as of June 30, 2023, with a corresponding carrying value of approximately $9,889,610. Additional information regarding policies accounted for under the investment method is as follows:

	Six Months Ended June 30,
	2023	2022
Investment method:
Policies bought	165	80
Policies sold	127	48
Policies matured	2	0
Average realized gain (loss) on policies sold	16.3%	13.5%
Number of external counter parties that purchased policies	15	4

Policies accounted for under the fair value method, with the intention to hold to maturity, resulted in an increase in revenue of $1,033,579 driven primarily by a realized gain on life settlement policies of $1,898,958 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Aggregate face value of policies held at fair value is $195,205,585 as of June 30, 2023, with a corresponding fair value of $56,685,617. For the policies held at fair value, the unrealized gain recorded on 69 purchased policies as of $3,319,588 represents a change in fair value of the aforementioned policies. Abacus Life, Inc. realized a gain of $ 1,898,958 for the six months ended June 30, 2023 for 11 sold policies that were included in the change in fair value of life insurance policies held using the fair value method and made premium payments of $879,461, which were also included in the same line item. Additional information regarding policies accounted for under the fair value method is as follows:

	Six Months Ended June 30,
	2023	2022
Fair value method:
Policies bought	69	32
Policies sold	11	-
Policies matured	1	-
Average realized gain (loss) on policies sold	10.4%	-
Number of external counter parties that purchased policies	5	-

Cost of Revenues (Excluding Depreciation) and Gross Profit

Cost of revenues (excluding depreciation) primarily consists of payroll costs for employees who service policies and consulting expenses for discretionary commissions directly related to active management trading revenue. Cost of revenues excludes depreciation expense as Abacus Life, Inc. does not hold any material property and equipment that is directly used to support the servicing or trading of life settlement policies. The payroll costs related to policy servicing are for recurring and non-recurring projects where the time incurred for servicing policies is measurable and directly correlates to revenue earned. Similarly, consulting expenses are for discretionary commissions earned directly related to revenue generated as part of the Active management revenue stream.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation)	$973,400	$666,119	$307,281	46%

Cost of revenues (excluding depreciation) increased by $307,281, or 46%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in cost of revenues is primarily due to an increase of payroll expenses related to increased headcount and changes to various benefit packages in 2023.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation)	$1,462,950	$2,086,075	$(623,125)	(30)%

Cost of revenues (excluding depreciation) decreased by $623,125, or 30%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of revenues is primarily due to a $1,057,735 decrease in consulting expenses primarily represents discretionary commissions for individuals directly related to active management trading revenue and bonuses paid out during the first quarter of 2022. The bonuses and commissions did not recur during 2023. The decrease in consulting expenses offset by a $427,380 increase in wages related to policy servicing activity as a result of increased headcount of 4 people and changes to various benefit packages in 2023.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Gross profit	$10,405,366	$7,732,782	$2,672,584	(35)%

Gross profit increased by $2,672,584, or 35%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in gross profit is due to the decrease in the cost of revenue by $307,281, or 46% which was attributable to reductions in consulting expenses. The expansion of the active management business resulted in increased revenues of $3,044,920, or 38%, of the total increase in revenues of $2,979,864 or 35%.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Gross profit	$20,122,024	$16,190,224	$3,931,800	24%

Gross profit increased by $3,931,800, or 24%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in gross profit is primarily due to decrease of cost of revenue by $623,125, or 30% and the expansion of the active management business which resulted in increased revenues of $ 3,708,946 , or 21%, of the total increase in revenues of $3,308,675, or 18%, offset by a decrease of portfolio servicing revenue of $323,188, or 87%.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising and marketing related expenses.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Sales and marketing expenses	$683,841	$1,019,498	$(335,657)	(33)%

Sales and marketing expenses decreased by $335,657 or 333% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in sales and marketing expense was attributable to reduction in advertising costs.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Sales and marketing expenses	$1,412,845	$1,649,498	$(236,653)	(14)%

Sales and marketing expenses decreased by $236,653, or 14% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease is attributable to reduction in advertising costs. The increase in 2022 was attributable to marketing of the new active management segment. Sales and marketing expense relates to sponsoring a sports organization and are not directly attributable to revenue generating activity, therefore these expenses do not represent cost of revenue.

General, Administrative, and Other

General, administrative, and other primarily consists of compensation and benefits related costs associated with our finance, legal, human resources, information technology, and administrative functions. General, administrative and other costs also consist of third-party professional service fees for external legal, accounting and other consulting services, rent and lease charges, insurance costs, and software expense.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
General, administrative and other	$577,539	$5,499	$572,040	10,403%

General, administrative, and other increased by $572,040, or 10,403%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase of $284,588 and $40,060 in general, administrative and other of is related to launching the new income funds: LMA Income Series, LP and LMA Income Series II GP LLC, respectively, which did not exist during the three months ended June 30, 2022. The remaining difference is attributable to other various consolidated entities pertaining to policy servicing and administrator expenses, accounting, legal, and bank fees as we finalized the SPAC.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
General, administrative and other	$1,274,431	$646,705	$627,726	97%

General, administrative, and other increased by $627,726, or 97%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in general, administrative and other is related to various expenses, including but not limited to increases in payroll related expense (excluding payroll expenses wages) of $245,842, an increase in Errors and Omissions insurance of $55,250, an increase in medical record consulting expense of $132,688 and an increase of $31,000 in software expenses. Additionally, $341,064 in general, administrative and other expenses were recorded in LMA Income Series, LP and LMA Income Series II GP LL pertaining to policy servicing and administrator expenses, accounting, legal, and bank fees.

Depreciation

Depreciation expense consists primarily of depreciation on property and equipment purchased and leasehold improvements made. The property at Abacus Life, Inc. currently consists of furniture, fixtures and leasehold improvements for the office and are not directly used to support the servicing or trading of life settlement policies.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Depreciation	$1,098	$1,098	$—	—%

Depreciation is consistent for the three months ended June 30, 2023 and June 30, 2022 as no purchases of property and equipment were made in 2023.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Depreciation	$2,141	$2,141	$—	—%

Depreciation is consistent for the six months ended June 30, 2023 and June 30, 2022 as no purchases of property and equipment were made in 2023.

Unrealized Loss (Gain) on Investments

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Unrealized loss (gain) on investments	$(672,936)	$1,039,022	$(1,711,958)	(165)%

Unrealized loss on investments increased by $1,711,958 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The primary cause of this increase driven by changes in fair value of put and call options. During the three months ended June 30, 2023, the unrealized loss was $467,701, $186,470, $15,289, and $3,475 for LMATT Series 2024 Inc., LMATT Growth Series Inc., and LMATT Growth, Income Series Inc. and Longevity Market Assets, LLC, respectively.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Unrealized loss (gain) on investments	$(798,156)	$1,054,975	$(1,853,131)	(176)%

Unrealized loss (gain) on investments increased by $1,853,131 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. During the first and third quarters of 2022, Abacus Life, Inc., through three subsidiaries, LMATT Series 2024 Inc., LMATT Growth Series Inc., LMATT Growth and Income Series Inc., and purchased S&P 500 call options and sold S&P 500 put options through a broker as an economic hedge related to the market-indexed instruments described below. The primary cause of this decrease pertains to $540,818, $230,231, $23,632, and $3,475 respectively, which represents a change in fair value of those options and is classified as an unrealized loss on investments within the results of operations.

Loss on Change in Fair Value of Debt

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Loss on change in fair value of debt	$1,445,229	$333,879	$1,111,350	333%

Loss on change in fair value of debt increased by $1,111,350 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily attributable to changes in the risk-free fair value of LMATT debt.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Loss on change in fair value of debt	$2,398,662	$375,513	$2,023,149	539%

Loss on change in fair value of debt increased by $2,023,149 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is primarily attributable to changes in the risk-free fair value of LMATT debt.

On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The notes, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes haves a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes on a one-to-one basis. As of June 30, 2023, $9,866,900 of the principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2023, the fair value of the LMATT Series 2024, Inc. notes was $9,621,141. The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 options, and life settlement policies totaling $11,195,701 as of June 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.

On September 16, 2022, LMATTS Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The notes, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the notes has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investments will experience all subsequent losses on a one-to-one basis. As of June 30, 2023, the entire principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2023, the fair value of the LMATT Series 2.2024, Inc. notes was $3,446,527. The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $3,331,872 as of June 30, 2023. The notes agreement do not restrict the trading of life settlement contracts prior to maturity of the notes, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the notes with which the entity must comply.

Additionally, on September 16, 2022, LMATT Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The notes, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the notes has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investments will experience all subsequent losses on a one-to-one basis. These notes also include a 4% dividend feature that will be paid annually. As of June 30, 2023, the entire principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes was $459,533. The notes are secured by the assets of the issuing entity, LMATT Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $517,218 as of June 30, 2023. The notes agreement does not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the notes with which the entity must comply. See additional fair value considerations within the Fair Value footnote.

Other Income (Expense)

Other income (expense) consists of working capital support that Abacus Life, Inc. provides to two life settlement Providers through a contractual agreement (the “Strategic Services and Expenses Support

Agreement” or “SSES”). Abacus Life, Inc. entered into the SSES with the Providers and simultaneously acquired an option to purchase the outstanding equity ownership of the Providers, upon the achievement by the Providers of certain financial targets. For the years ended December 31, 2022 and December 31, 2021, the Providers were considered to be VIEs, but were not consolidated in our interim condensed consolidated financial statements as we do not hold a controlling financial interest in the Providers.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Other income (expense)	$121,601	$(127,455)	$249,056	(195.4)%
Interest (expense)	(584,075)	-	(584,075)	—%
Interest income	-	-	-	—%

Other income (expense) decreased by $249,056, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in other income is driven by reduction of excess return expense of $117,616 and fund management fee of $67,180 at LMA Income Series, LP for the three months ended June 30, 2023. As noted above, LMA Income Series, LP did not exist during the three months ended June 30, 2022. The remaining difference is attributable to dividend income of $4,063 at LMA Income Series GP and other income at Regional Investment Services for the three months ended June 30, 2023.

Interest (expense) increased by $584,075, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest expense is driven by the dividend of 6.5% required to be paid out by the LMA Income Series to its limited partner investors. The remaining increase is attributable to interest expense at LMATT Growth & Income Series Inc.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Other income (expense)	$(21,651)	$(242,247)	$220,596	(91.1)%
Interest (expense)	(941,458)	-	(941,458)	100%
Interest income	7,457	-	7,457	100%

Other income (expense) decreased by $220,596, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in other income is driven by reduction of excess return expense of $212,526. $29,721 was paid to the Providers during the six months ended June 30, 2023, compared to $242,247 paid during the six months ended June 30, 2022. The remaining difference is attributable to dividend income of $8,125 at LMA Income Series GP and other income at Regional Investment Services for the six months ended June 30, 2023.

Interest (expense) increased by $941,458, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest expense is driven primarily by $713,149 and $220,309 accrued interest payments relating to LMA Income Series LP LLC and LMA Income Series II LP, respectively, along with $8,000 in interest expense for LMATT Growth & Income Series, Inc. for the six months ended June 30, 2022.

Interest income increased by $7,457, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest income is driven by interest on proceeds from policies that matured in the first three months of 2023.

Provision for income taxes

As the Company elected to file as an S corporation for federal and Florida state income tax purposes, the Company incurred no federal or Florida state income taxes, except for income taxes recorded related to LMATT Series 2024, Inc. (“LMATT”), a Delaware C corporation and wholly owned subsidiary of LMX Series, LLC (“LMX”), which Abacus Life, Inc. consolidates. Accordingly, tax expense has historically been attributable to tax expense for LMATT Series 2024, Inc. However, the Business Combination resulted in changes to the tax status of certain entities which impacted the provision for income taxes by $1,383,692.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Provision for income taxes	$(1,184,571)	$(120,132)	$(1,064,439)	886%

Provision for income taxes increased by $1,064,439, or 886% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Our effective income tax rate for the three months ended June 30, 2023 and three months June 30, 2022, was 15% and 12%, respectively. The Company's effective tax rate as of June 30, 2022 differed from the statutory rate of 21% due to state taxes and the release of the valuation allowance. The higher provision for income taxes for the three months ended June 30, 2023 is mainly related to Longevity Market Assets LLC taxable income of $7,081,252 resulting in $1,203,190 of provision for income taxes from the change in tax status upon the Business Combination.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Provision for income taxes	$(528,104)	$(296,806)	$(231,298)	78%

Provision for income taxes increased by $231,298, or 78% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Our effective income tax rate for the six months ended June 30, 2023, and six months ended June 30, 2022, was 3.6% and 18%, respectively. The Company's effective tax rate as of June 30, 2022 differed from the statutory rate of 21% due to the impact of state income taxes and valuation allowance released, as there was sufficient evidence of the Company’s ability to generate future taxable income at June 30, 2022. The existence of non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to be significantly lower than the statutory rate. The higher provision for income taxes for the six months ended June 30, 2023 is related to Longevity Market Assets LLC (LMA) taxable income of $13,876,206 resulting in $1,203,190 of provision for income taxes, offset by LMATT Series 2024, Inc. net taxable loss of $2,118,344 resulting in $536,894 of income tax benefit and LMATT Growth & Income Series, Inc. net taxable loss of $303,328 resulting in $76,878 of income tax benefit and LMATT Growth Series, Inc. net taxable loss of $954,095 resulting in $241,815 of income tax benefit.

Results of Operations—Segment Results

Abacus Life, Inc. organizes its business into two reportable segments (i) portfolio servicing and (ii) active management, which generate revenue in different manners. During 2021, we primarily focused on the Portfolio Servicing business. At the end of June 2021, we underwent a change in our business to focus on active management services in addition to portfolio servicing.

This segment structure reflects the financial information and reports used by Abacus Life, Inc.'s management, specifically its chief operating decision maker (CODM), to make decisions regarding Abacus Life, Inc.’s business, including resource allocations and performance assessments as well as the current operating focus in accordance with ASC 280, Segment Reporting. Abacus Life, Inc.'s CODM is the Chief Executive Officer of Abacus Life, Inc.

The portfolio servicing segment generates revenues by providing policy services to customers on a contract basis. The active management segment generates revenues by buying, selling and trading policies and maintaining policies through to death benefit. Abacus Life, Inc.'s reportable segments are not aggregated.

The following tables provides supplemental information of revenue and profitability by operating segment:

Portfolio Servicing

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Total revenue	$354,366	$419,422	(65,056)	(16)%
Gross profit	(143,885)	280,303	(424,188)	(151)%

Total revenue for the portfolio servicing segment decreased by $65,056, or 16% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to a decrease in the non-recurring consulting projects in Portfolio servicing revenue. Gross profit from our portfolio servicing segment decreased by $424,188 or 151%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in gross margin is primarily due to increases in total cost of revenue of $359,132, or 258% and the reduction of revenue by $65,056, or 16%.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Total revenue	$590,057	$990,327	$(400,270)	(40)%
Gross profit	(166,128)	668,752	(834,880)	(125)%

Total revenue for the portfolio servicing segment decreased by $400,270 or 40% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to decrease in the non-recurring consulting projects in Portfolio servicing revenue. Gross profit from our portfolio servicing segment decreased by $834,880, or 125%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.The decrease in gross margin is primarily due to increases in total cost of revenue of $434,610, or 135% and the reduction of revenue by $400,270, or 40%.

Active Management

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Total revenue	$ 11,024,399	$7,979,479	3,044,920	38.2%
Gross profit	10,482,070	7,452,479	3,029,591	40.7%

Total revenue for the active management segment increased by $3,044,920, or 38% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Gross profit from our active management segment increased $3,029,591, or 41% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in active management revenue and gross profit was primarily attributable to the increase in revenue of $3,044,920 and decrease in cost of revenue from 7% of revenue to 5% of revenue.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Total revenue	$20,994,917	$17,285,971	3,708,946	21.5%
Gross profit	20,288,152	15,521,471	4,766,681	30.7%

Total revenue for the active management segment increased by $3,708,946, or 22% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Gross profit from our active management segment increased $4,766,681, or 31% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in Active management revenue and gross profit was primarily attributable to _ the increase in revenue of $3,708,946 and decrease in cost of revenue from 10% of revenue to 3% of revenue. The decrease in cost of revenue of approximately $1,073,064 was related to the decrease in consulting bonus expenses.

Key Business Metrics and Non-GAAP Financial Measures

The consolidated financial statements of Abacus Life, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and are prepared in accordance with U.S. GAAP. We monitor key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions. We have presented the following non-GAAP measures, their most directly comparable GAAP measure, and key business metrics:

Adjusted EBITDA

Non-GAAP Measure    Comparable GAAP Measure
Adjusted EBITDA     Net Income

Adjusted EBITDA is net income adjusted for depreciation expense, income tax and other non-cash and non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within Abacus Life, Inc.'s control. These unusual items may include proceeds from the PPP loan, payments made as part of Abacus Life, Inc.'s expense support commitment, loss on the change in fair value of debt, S&P 500 put and call options that were entered into as an economic hedge related to the debt (described as the unrealized loss on investments), and other non-recurring items. Management plans to terminate the agreement for the expense support commitment within the next twelve months. As such, management has deemed this to be non-recurring item. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.

Management believes the use of Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other non-recurring charges that are highly variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.

The following table presents a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,723,549	$5,086,199	$14,348,345	$11,922,339
Depreciation expense	1,098	1,098	2,141	2,141
Interest Income	584,075	—	934,001	—
Income tax	1,184,571	120,132	528,104	296,806
Other income (expense)	(121,601)	127,455	21,651	242,247
Loss on change in fair value of debt	1,445,229	333,879	2,398,662	375,513
Unrealized gain (loss) on investments	(672,936)	1,039,022	(798,156)	1,054,975
Adjusted EBITDA	$9,143,985	$6,707,785	$17,434,748	$13,894,021

Adjusted EBITDA Margin	80.4%	79.9%	80.8%	76.0%
Net Income Margin	59.1%	60.6%	66.5%	65.2%

Adjusted EBITDA for the three months ended June 30, 2023 was $9,143,985 compared to $6,707,785 for the three months ended June 30, 2022. The increase of $2,436,200, or 36% in adjusted EBITDA is primarily due to the increase of $1,637,350, or 32% in net and comprehensive income and the increase of $1,111,350, or 333% in gain on change in fair value of debt. There is an offset in unrealized loss on investments of $672,936.

Adjusted EBITDA for the six months ended June 30, 2023 was $17,434,748 compared to $13,894,021 for the six months ended June 30, 2022. The increase of $3,540,727, or 25% in adjusted EBITDA is primarily due to the expansion of the active management services which resulted in increased revenues of $3,708,946, or 21% and the increase of $2,023,149, or 539% in gain on change in fair value of debt.

We monitor the following key business metrics: (i) number of policies serviced, (ii) value of policies serviced, and (iii) total invested dollars. Servicing revenue involves the provision of services to one affiliate by common ownership and third parties which own life insurance policies. The number of policies and the value of policies serviced represents the volume and dollar value of policies over which the above services are performed. Total invested dollars represent the acquisition cost plus premiums paid by the policy. We use the aforementioned metrics to assess business operations and provide concrete benchmarks that provide a clear snapshot of growth between the periods under consideration. Please refer to the following Key Business Metrics below:

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Key business metric
Number of policies serviced	819	441	378	85.7%
Value of policies serviced ($)	1,823,437,795	650,461,869	1,172,975,926	180.3%
Total invested dollars ($)	678,400,432	167,374,107	511,026,325	305.3%

Liquidity and Capital Resources

Abacus Life, Inc. has financed operations since our inception primarily through customer payments, debt issuances, and net proceeds from equity financings in the form of capital contributions from our limited liability company members. Our principal uses of cash and cash equivalents in recent periods have been funding our operations as Abacus Life, Inc. must actively manage its working capital and the associated cash requirements when servicing policies while also effectively utilizing cash and other sources of liquidity to purchase additional policies. As of June 30, 2023, our principal sources of liquidity was cash totaling $20,611,122. During the six months ended June 30, 2023, Abacus Life, Inc. had a net income attributable to Abacus Life, Inc. of $14,348,345 and during the six months ended June 30, 2022, Abacus Life, Inc. had a net income attributable to Abacus Life, Inc. of $11,515,698. During the six months ended June 30, 2023, and 2022, Abacus Life, Inc. had a net cash used in operations of $38,364,171 and $4,751,170, respectively.

As described above, Abacus Life, Inc. has entered into an SSES with the Providers. Since inception of the SSES on January 1, 2021 through December 31, 2021, Abacus Life, Inc. had incurred $120,000 related to initial funding of operations, and $0 related to expenses. As of June 30, 2023, Abacus Life, Inc. did not incurred related expenses to fund the deficits. Additionally, the Providers reimbursed Abacus Life, Inc. for the initial funding of $120,000 but have not reimbursed other expenses paid by Abacus Life, Inc. on behalf of the Providers in 2022. For the three months and six months ended June 30, 2023, the Providers were considered to be VIEs, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion.

Our future capital requirements will depend on many factors, including our revenue growth rate and, the expansion of our active management and portfolio activities. Abacus Life, Inc. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. Abacus Life, Inc. may be required to seek additional equity or debt financing.

Cash Flows from our operations

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(38,364,171)	$(4,751,170)
Net cash used in investing activities	(7,060,627)	(250,000)
Net cash provided by financing activities	35,983,097	7,744,154

Operating Activities

During the six months ended June 30, 2023, our operating activities used $38,364,171 of net cash as compared to $4,751,170 of net cash used from operating activities during the six months ended June 30, 2022. The increase in net cash used from operating activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to purchases of $39,556,677 life settlement policies at fair value and $11,374,605 life settlement policies at cost during the six months ended June 30, 2023 compared to purchases of $7,211,509 life settlement polices at fair value and $7,204,753 life settlement polices at cost during the six months ended in June 30, 2022.

Investing Activities

During the six months ended June 30, 2023, investing activities used $7,060,627 of net cash as compared to $250,000 net cash used during the six months ended June 30, 2022. $7,060,627 of net cash used in investing activities during the six months ended June 30, 2023 was related to payments of $6,760,627 due from affiliates and $300,000 of net cash was used for the purchase of other investments. $250,000 of net cash used in investing activities during the six months ended June 30, 2022 was related to the purchase of other investments.

Financing Activities

During the six months ended June 30, 2023, financing activities generated $35,983,097 of net cash as compared to $7,744,154 of net cash generated during the six months ended June 30, 2022. The increase of $28,238,943 in net cash generated in financing activities during the six months ended June 30, 2023 compared to June 30, 2022, was related to the proceeds of $25,000,000 received from the SPV Purchase and Sale Note as well as $35,206,351 from the issuance of debt certificates, offset by $23,533,072 of capital distributions to members during June 30, 2023.

Contractual Obligations and Commitments

Our significant contractual obligations as of June 30, 2023, include three notes, LMATTSTM 2024, LMATTSTM 2.2024, and LMATTSTM 1.2026. The $10,166,900 LMATTSTM 2024 notes are a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes. The notes do not pay interest to the holders. As of June 30, 2023, $9,866,900 of the principal amount remained outstanding.

The $2,333,391 LMATTSTM 2.2024 notes are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 20%. Any subsequent losses below the 20% threshold will reduce the notes. The notes do not pay interest to the holders. As of June 30, 2023, the entire principal amount remained outstanding.

The $400,000 LMATTSTM 1.2026 notes are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 10%. Any subsequent losses below the 10% threshold will reduce the notes. The notes pay annual interest of 4% on invested capital to the holders. As of June 30, 2023, the entire principal amount remained outstanding.

Additionally, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2022, and interim condensed consolidated financial statements for the three and six months ended June 30, 2023.

During the three months ended March 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners will receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.75%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and six months ended June 30, 2023.

The private placement offerings proceeds for both LMA Income Series, LP and LMA Income Series II, LP will be used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc. elected to account for the secured borrowings at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2023, the fair value of the LMA Income Series, LP secured borrowing was $22,124,676. As of June 30, 2023, the fair value of the LMA Income Series II, LP secured borrowing was $20,041,851.

Additionally, Abacus Life, Inc. has operating lease obligations, which are included as liabilities on our balance sheet, for our office space. As of June 30, 2023, operating lease obligations were $244,425 with $227,561 due in less than one year and $16,864 due within one to three years, which are comprised of the minimum commitments for our office space.

Critical Accounting Policies and Estimates

Abacus Life, Inc. has prepared our consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. Abacus Life, Inc. evaluates our estimates and judgments on an ongoing basis. Abacus Life, Inc. bases our estimates on historical experience and or other relevant assumptions that Abacus Life, Inc. believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, Abacus Life, Inc. believes the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Longevity Market Assets Target-Term Series (LMATTSTM) Note

On March 31, 2022, LMATT Series 2024, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued approximately $10,166,900 in market-indexed private placement notes. The notes, LMATTSTM 2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes. The notes do not pay interest to the holders. As of June 30, 2023, $9,866,900 of the principal amount remained outstanding.

On September 16, 2022, LMATT Growth Series, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued approximately $2,333,391 in market-indexed private placement notes. The notes, LMATTSTM 2.2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 20%. Any subsequent losses below the 20% threshold will reduce the notes. The notes do not pay interest to the holders. As of June 30, 2023, the entire principal amount remained outstanding.

On September 16, 2022, LMATT Growth and Income Series, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued approximately $400,000 in market-indexed private placement notes. The notes, LMATTSTM 1.2026, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 10%. Any subsequent losses below the 10% threshold will reduce the notes. The notes pay an annual 4% interest rate on invested capital to the holders. As of June 30, 2023, the entire principal amount remained outstanding.

Abacus Life, Inc. has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATTTM note. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate assumption developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.

For the three months ended June 30, 2023, Abacus Life, Inc. has recognized a loss of $620,085 and a loss of $765,591 for the LMATTSTM 2024, Inc. notes and LMATTSTM Growth Series, Inc. notes respectively on the change in fair value fair value of the debt resulting from risk-free valuation scenarios, which is included within loss on change in fair value of debt within the interim Condensed Consolidated Statement of Operations. For the six months ended June 30, 2023, Abacus Life, Inc. has recognized a loss of $1,305,293 and a loss of $1,033,816 for the LMATTSTM 2024, Inc. notes and LMATTSTM Growth Series, Inc. notes, respectively on the change in fair value fair value of the debt resulting from risk-free valuation scenarios, which is included within loss on change in fair value of debt within the interim Condensed Consolidated Statement of Operations.

Longevity Market Assets Income Series, LP

On November 30, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, which Abacus Life, Inc. consolidates, formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2022. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return. The general partner committed $250,000, with the limited partners contributing $17,428,349. Additional limited partner contributions of $4,461,095 were raised in the first quarter of 2023 bringing the total deposit amount to $22,139,444.

The private placement offerings proceeds were used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc. , through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, Abacus Life, Inc. has the unilateral ability to acquire and dispose of any of the above investments. Abacus Life, Inc. elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2023, the fair value of the secured borrowing, not including the $250,000 committed from the general partner, was $22,124,676 and there was no gain or loss recognized.

Longevity Market Assets Income Series II, LP

On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three months ended June 30, 2023. The limited partners will receive annual dividends equal to the preferred return amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.75%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.

The private placement offerings proceeds were used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc. , through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, Abacus Life, Inc. has the unilateral ability to acquire and dispose of any of the above investments. Abacus Life, Inc. elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2023, the fair value of the secured borrowing, not including the commitment from the general partner, was $20,041,851 and there was no gain or loss recognized.

Valuation of Life Insurance Policies

Abacus Life, Inc. accounts for its holdings of life insurance settlement policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Any resulting changes in estimates are reflected in operations in the period the change becomes apparent.

Abacus Life, Inc. follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level, fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Abacus Life, Inc.'s valuation of life settlements is considered to be Level 3, as there is currently no active market where Abacus Life, Inc. is able to observe quoted prices for identical assets. Abacus Life, Inc.'s valuation model incorporates significant inputs that are not observable.

The aggregate face value of policies held at fair value is approximately $195,205,585 as of June 30, 2023, with a corresponding fair value of approximately $56,685,617. Aggregate face value of policies accounted for using the investment method is $39,520,877 as of June 30, 2023, with a corresponding carrying value of approximately $9,889,610.

Equity Investments in Privately-Held Companies

Equity investments without readily determinable fair values include our investments in privately-held companies in which Abacus Life, Inc. holds less than a 20% ownership interest and does not have the ability to exercise significant influence. Abacus Life, Inc. determines fair value using level 3 inputs under the measurement alternative. These investments are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

In addition, Abacus Life, Inc. monitors these investments to determine if impairment charges are required based primarily on the financial condition and near-term prospects of these companies. As of June 30, 2023, Abacus Life, Inc. did not identify any impairment indicators and determined that the carrying value of $1,600,000 is the fair value for these equity investments in privately held companies, given that there have been no observable price changes.

Available-For-Sale Securities

Abacus Life, Inc. has investments in securities that are classified as available-for-sale securities, and which are reflected on the Consolidated Balance Sheets at fair value. These securities solely consist of a convertible promissory note in a private company that was entered into an arms-length. Abacus Life, Inc. determines the fair value using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. Abacus Life, Inc. classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. Abacus Life, Inc. monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. As of June 30, 2023, Abacus Life, Inc. evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,000,000, and no unrealized gains and losses were recorded.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

JOBS Act Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

Abacus Life, Inc. has irrevocably elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Abacus Life, Inc., as an emerging growth company, will adopt the new or revised standard at the time public companies adopt the new or revised standard. As a result, following the consummation of the Business Combination, Abacus Life, Inc. will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

ABACUS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of Abacus’ financial condition and results of operations. This discussion should be read in conjunction with Abacus’ financial statements and related notes thereto that appear elsewhere in this Quarterly Report.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Abacus” are intended to mean the business and operations of Abacus Settlements, LLC.

Overview

Abacus originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors (“Financing Entities”) interested in investing in the life settlement asset class. Specifically, Abacus originates policies through three primary origination channels (Agents/Financial Advisors, Direct-to-Consumers, Life Settlement Brokers) and Third-Party Intermediaries, screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of face value (“Origination Revenue”).

Our Business Model

As a life settlement provider, Abacus serves as a purchaser of outstanding life insurance policies. When serving as a purchaser, Abacus’ primary purpose in the transaction is to connect buyers and sellers through an origination process. The origination process is core to Abacus’ business and drives its economics. Abacus averages approximately 2% of face value in origination fees on policies and has developed three high quality origination channels which include agents and Financial Advisors, direct to consumer and Life Settlements Brokers. Abacus also originates policies with Third-Party Intermediaries. Generally, diversification across multiple origination channels lowers average policy acquisition cost and increases estimated returns. Abacus finds sellers through its origination channels using strategic marketing practices in its core markets, with the purpose of finding policy owners who want to capitalize on their investments prior to death by extracting value from their policies through the sale of such policies to Financing Entities.

Key Factors Affecting Our Performance

Our operations and financial performance are impacted by economic factors affecting the industry, including:

Opportunities in the Life Settlements Industry

Within the life settlements industry, there is significant policy value that lapses on an annual basis. Currently, the life settlements industry only captures a narrow portion of the potential market leaving significant runway for future growth for industry participants. With the anticipation of growth in total face value of life insurance policies, we believe we are well positioned to capitalize on the overall market growth. Abacus is currently conducting business in 49 states and the District of Columbia. The company holds viatical settlement and or life settlement provider licenses in forty-three (43) of those jurisdictions. Abacus also conducts business in seven (7) jurisdictions which do not currently have life and or viatical settlement provider licensing requirements. Abacus conducts business where is it legally allowed to across the United States. The only state Abacus is not currently conducting business in is Alaska and there are no current plans to procure a license.
Our ability to originate policies is essential to scale our business over time. In order to support this expected growth, we continue to invest in our technology and marketing infrastructure. In general, we expect our efforts will continue to focus on driving education and awareness of life settlements. In order to meet this growing demand, we have increased our total headcount by 18% since December, 2022, and anticipate a total of 36% growth of our total headcount from December 31, 2022 to December 31, 2024, of which 18% has already been captured.

Macroeconomic Changes

Global macroeconomic factors, including regulatory policies, unemployment, changes in retirement savings, the cost of healthcare, inflation, and tax rate changes impact demand for our origination services. These factors evolve over time and while these changes have not currently made any significant impact on performance, these trends may shift the timing and volume of transactions, or the number of customers using our origination services.

Components of Results of Operations

Results of Operations

The following tables set forth our results of operations for each of the periods indicated, and we presented and expressed the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The following tables set forth our historical results for the periods indicated, and the changes between periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination revenue	$1,689,088	$743,388	$3,252,738	$3,185,068
Related-party revenue	5,195,602	4,948,528	9,931,938	9,829,596
Total revenue	6,884,690	5,691,916	13,184,676	13,014,664
Cost of revenue	1,505,333	956,625	2,734,949	3,265,313
Related party cost of revenue	3,392,647	2,615,307	6,558,354	5,522,312
Gross profit	1,986,710	2,119,984	3,891,373	4,227,039
Operating expenses
General and administrative expenses	2,297,577	2,208,051	4,848,580	3,948,358
Depreciation expense	2,561	3,048	5,597	5,988
Total operating expenses	2,300,138	2,211,099	4,854,177	3,954,346
Income (loss) from operations	(313,428)	(91,115)	(962,804)	272,693
Other income (expense)
Interest income	1,193	599	1,917	1,147
Interest (expense)	(5,863)	—	(11,725)	—
Other income	—	273	—	273
Total other income (expense)	(4,670)	872	(9,808)	1,420
Income (loss) before income taxes	(318,098)	(90,243)	(972,612)	274,113

Provision for income taxes	—	—	2,289	1,325
Net income (loss) and comprehensive income	$(318,098)	$(90,243)	$(974,901)	$272,788

Origination Revenue

Abacus recognizes revenue from origination activities by acting as a provider of life settlements and viatical settlements by representing investors that are interested in purchasing life settlements on the secondary or tertiary market. Revenue from origination services consists of fees negotiated for each purchase and sale of a policy to an investor, which also include any agent and broker commissions received and the reimbursement of transaction costs.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Origination revenue	$1,689,088	$743,388	$945,700	127%

Revenue increased by $945,700, or 127%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily attributable to higher pricing on the sale of broker policies arising from various factors such as policy death benefits, cash surrender values, life expectancy and policyholder age pertaining to the policies sold. These factors resulted in an increase of the commission fee paid to Abacus.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Origination revenue	$3,252,738	$3,185,068	$67,670	2%

Revenue increased by $67,670, or 2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in revenue is primarily attributable to an increase in agent and client direct sales during 2023, which is driven by higher face values on the policies originated and higher commission flows, partially offset by a decrease in broker sales. The agent, broker, and client direct sales are all in line with normal, recurring business.

Related Party Revenue

Abacus has a related party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova Funds. Pricing for origination fees are governed by origination contracts that have been negotiated by both parties and are considered to be arms-length and consistent with origination fees charged to third party customers. For its origination services to the Nova Funds, Abacus earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Related Party Revenue	$5,195,602	$4,948,529	$247,073	5%

For the three months ended June 30, 2023 and June 30, 2022, Abacus has originated 38 and 92 policies, respectively, for the Nova Funds with a total value of approximately $56,688,680 and $102,307,954 respectively. This decrease in the origination of Nova Fund policies was partially offset by increases in origination services to Longevity Market Assets, LLC (“LMA”). For the three months ended June 30, 2023 and

June 30, 2022, Abacus has originated 69 and 8 policies, respectively, for LMA with a total value of approximately $114,999,768 and $31,200,000, respectively.

Related party revenue decreased by $247,073, or 5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in related party revenue is primarily attributable to decrease in Nova origination sales and transaction fee reimbursement of $2,176,724 and $1,196,167, partially offset by increased LMA originations services of $3,438,539.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Related Party Revenue	$9,931,938	$9,829,596	$102,342	1%

For the six months ended June 30, 2023 and June 30, 2022, Abacus has originated 72 and 183 policies, respectively, for the Nova Funds with a total value of approximately $96,674,080 and $282,804,838, respectively. This decrease in the origination of Nova Fund policies was partially offset by increases in origination services to Longevity Market Assets, LLC (“LMA”). For the six months ended June 30, 2023 and June 30, 2022, Abacus has originated 103 and 8 policies, respectively, for LMA with a total value of approximately $192,685,578 and $31,200,000, respectively.

Related party revenue decreased by $102,342 or 1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in related party revenue is primarily attributable to a decrease in Nova origination sales and transaction fee reimbursement of $4,770,057 and $1,284,679, partially offset by increased LMA originations services of $6,324,441.

Cost of Revenue, Related Party Cost of Revenue, and Gross Margin

Cost of revenue is primarily comprised of third-party commissions, which includes third-party sales and marketing commission fees, as well as transaction costs that are reimbursed as part of the origination activity and depreciation and amortization expense. Abacus receives an origination fee plus any commission to be paid from the purchaser for its part in arranging the life settlement transactions. Out of that fee income, Abacus pays commissions to the licensed representative of the seller, if one is required. Commission expense is recorded at the same time revenue is recognized and is included within cost of revenue. Depreciation expense consists of depreciation of property and equipment assets, which are computer equipment. Amortization expense consists primarily of amortization of capitalized costs incurred for the development of internal use software. The costs incurred exclusively consist of fees incurred from an external consulting firm during the development stage of the project and is amortized on the straight-line basis over an estimated useful life of three years.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of revenue	$1,505,333	$956,625	$548,708	57%
Related party cost of revenue	3,392,647	2,615,307	777,340	30%
Gross Profit	1,986,710	2,119,984	(133,274)	(6)%
Gross Margin	29%	37%

Cost of revenue increased by $548,708 or 57%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in cost of revenue is primarily due to increases in sales-agents commission expenses of $838,577, partially offset by a decrease in marketing origination payout and consulting fees.

Related party cost of revenue increased by $777,340 or 30%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in related party cost of revenue is primarily attributable to an increase in LMA agent commission expenses of $2,245,314 partially offset by a decrease in the originations of policies sold to Nova Fund of $1,478,661.

Gross profit decreased by $133,274 or 6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Gross margin decreased to 29% for the three months ended June 30, 2023 compared to 37% for the three months ended June 30, 2022. The decrease in gross profit and gross margin is primarily due to the increased commission expense per related party policy and correspondingly the decrease in gross margin due to a greater portion of the profit margin allocated to the licensed agent or broker.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of revenue	$2,734,949	$3,265,313	$(530,364)	(16)%
Related party cost of revenue	6,558,354	5,522,312	1,036,042	19%
Gross Profit	3,891,373	4,227,039	(335,666)	(8)%
Gross Margin	30%	32%

Cost of revenue decreased by $530,364, or 16%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of revenue is primarily due to decreases in sales-agents commission expenses and marketing origination payout.

Related party cost of revenue increased by $1,036,042, or 19%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in related party cost of revenue is primarily attributable to increase in LMA agent commission expenses of $4,634,216 partially offset by a decrease in the originations of policies sold to Nova Fund of $3,368,361.

Gross profit decreased by $335,666, or 8%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Gross margin decreased to 30% for the six months ended June 30, 2023, compared to 32% for the six months ended June 30, 2022. The decrease in gross profit and gross margin is primarily due to the increased commission expense per related party policy and correspondingly the decrease in gross margin due to a greater part of the profit margin allocated to the licensed agent or broker.

Operating Expenses

Operating expenses is comprised of general and administrative expenses as well as depreciation expense.

General and administrative expenses include compensation, payroll, advertising, marketing, rent, insurance, recruitment, trade shows, telephone & internet, licenses, and other professional fees.

Depreciation expense consists of depreciation of property and equipment assets, which are computer equipment, office furniture and lease improvement.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
General and administrative expenses	$2,297,577	$2,208,444	$89,133	4%
Depreciation expense	2,561	3,048	(487)	(16)%

General and administrative expenses increased by $89,133, or 4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in general and administrative expenses are primarily due to increases in payroll expenses of $180,520 for administration support as a result of higher employee headcounts, and compensation raises, partially offset by a decrease in payroll expenses of $11,963 for the sales department. There was an increase in marketing expenses of $80,723 due to increased spending in internet advertising. There was also an increase of $57,000 in sponsorships. Rent and office expense also increased by $15,508 and $34,812 respectively. Salaries and payroll expense, as a percentage of total revenue, represented 23% and 25% for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense decreased by $487, or 16%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in depreciation expense is primarily due to the declining book value of obsolescent furniture in normal course of business operations.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
General and administrative expenses	$4,848,580	$3,948,358	$900,222	23%
Depreciation expense	5,597	5,988	(391)	(7)%

General and administrative expenses increased by $900,222, or 23%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in general and administrative expenses are primarily due to increases in payroll expenses of $138,944 for the sales department and $479,068 for administration support as a result of higher employee headcounts, and compensation raises. There was an increase in marketing expenses of $186,987 due to increased spending in internet advertising. There was also an increase of $125,500 in sponsorships. Rent and office expense also increased by $41,271 and $71,688 respectively. Salaries and payroll expense, as a percentage of total revenue, represented 24% and 19% for the six months ended June 30, 2023 and 2022, respectively.

Depreciation expense decreased by $391, or 7%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in the expense is primarily due to the declining book value of obsolescent furniture in normal course of business operations.

Other income (expense)

Other income (expense) includes interest income, consulting income, and other income. Interest income represents the interest earned on Abacus’ certificates of deposits. Consulting income represents income earned on various origination consulting services performed. Other income comprises of income from credit card cash rewards.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest income	$1,193	$599	$594	99%
Interest (expense)	(5,863)	—	(5,863)	(100)%
Other income	—	273	(273)	(100)%

Interest income increased by $594, or 99%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest income is primarily due to favorable changes in interest rate terms for the Abacus certificate of deposit.

Interest expense increased by $5,863, or 100% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest expense is primarily due to the amortization of the deferred financing fees.

Other income decreased by $273, or 100% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in other income is primarily due to none collected credit card cash rewards during 2023.

Six Months Ended June 30,
2023	2022	$ Change	% Change

Interest income	$1,917	$1,147	$770	67%
Interest (expense)	(11,725)	—	(11,725)	(100)%
Other income	—	273	(273)	(100)%

Interest income increased by $770, or 67%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest income is primarily due to favorable changes in interest rate terms for the Abacus certificate of deposit.

Interest expense increased by $11,725, or 100% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest expense is primarily due to the amortization of the deferred financing fees.

Other income decreased by $273 or 100% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in other income is primarily due to none collected credit card cash rewards during 2023.

Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Provision for income taxes	$—	$—	$—	—%

Provision for income taxes reflected no change for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Provision for income taxes	$2,289	$1,325	$964	73%

Provision for income taxes increased by $964, or 73%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These amounts are primarily LLC annual report filing fees within the various states.

Business Segments

Operating as a centrally led life insurance policy intermediary, Abacus’ Chief Executive Officer is the Chief Operating Decision Maker (CODM) who allocates resources and assesses financial performance. As a result of this management approach, Abacus is organized as a single operating segment. The CODM reviews performance and allocates resources based on the total originations, total corresponding revenue generated for the period, gross profit, and adjusted EBITDA.

Key Business Metrics and Non-GAAP Financial Measures

Management uses non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) review and assess the operating performance of our management team; (iv) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (v) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions. As such, we have presented the following non-GAAP measure, their most directly comparable U.S. GAAP measure, and key business metrics:

Non-GAAP Measure	Comparable U.S. GAAP Measure
Adjusted EBITDA	Net Income

Adjusted EBITDA is net income adjusted for depreciation expense, provision for income taxes, interest income, and non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results. Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows provided by or used in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare current results with results from other reporting periods and with the results of other companies.

Management believes the use of Adjusted EBITDA measures assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization, amounts spent on interest and taxes and certain other non-recurring income and charges that are highly variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business

The following table illustrates the reconciliations from net income to adjusted EBITDA for the three months ended June 30, 2023, and 2022 and for the six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) and comprehensive income	$(318,098)	$(90,243)	$(974,901)	$272,788
Depreciation expense	2,561	3,048	5,597	5,988
Provision for income taxes	—	—	2,289	1,325
Interest income	(1,193)	(599)	(1,917)	(1,147)
Interest expense	5,863	—	11,725	—
Adjusted EBITDA	$(310,867)	$(87,794)	$(957,207)	$278,954

Adjusted EBITDA for the three months ended June 30, 2023 was $(310,867) compared to $(87,794) for the three months ended June 30, 2022. This decrease was attributable to lower revenues and gross profit during second quarter of 2023 as well as increased general and administrative costs including payroll, legal and marketing expenses for three months ended June 30, 2023.

Adjusted EBITDA for the six months ended June 30, 2023, was $(957,207), compared to $278,594 for the six months ended June 30, 2022. This decrease was attributable to higher costs of revenue primarily driven by higher commission expense during 2023 as well as increased general and administrative costs and interest expense for the six months ended June 30, 2023.

We monitor the following key business metrics such as the number of policies originated year-over-year in measuring our performance. Origination revenues represent fees negotiated for each purchase and sale of a policy to an investor. The number of policy originations represents the volume of policies over which the above origination services are performed. The number of policy originations directly correlates with origination revenues allowing management to evaluate fees earned upon each transaction. There are no estimates, assumptions, or limitations specific to the number of policy originations.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Number of Policy Originations	141	135	4%	253	259	(2)%

Liquidity and Capital Resources

We have financed operations since our inception primarily through customer payments and net proceeds from equity financings in the form of capital contributions from our members. Our principal (uses) of cash and cash equivalents in recent periods have been funding our operations. As of June 30, 2023 and June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and restricted cash totaling $808,226 and $1,439,522, respectively, and we had retained earnings of $509,953 and $2,251,914, respectively. During the three months ended June 30, 2023, we had a net (loss) of $(318.098), and net cash provided by operations of $20,655. During the six months ended June 30, 2023, we had a net (loss) of $(974,901), and net cash (used) by operations of $24,292. We believe our existing cash, cash equivalents, restricted cash, proceeds from equity financings will be sufficient to fund anticipated cash requirements for the next twelve months.

Our future capital requirements will depend on many factors, including our revenue growth rate, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. We may be required to seek additional equity or debt financing. The additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

Cash Flows

Cash Flows for the Six Months Ended June 30, 2023 and 2022:

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash (used) in operating activities	(24,292)	(452,367)
Net cash (used) in investing activities	(182,528)	(35,687)
Net cash (used) in financing activities	(443,694)	(671,726)

Operating Activities

During the six months ended June 30, 2023, our operating activities (used) $(24,292) of net cash as compared to net cash (used) in operating activities of $(452,367) during the six months ended June 30, 2022. The decrease in net cash from operating activities during six months ended June 30, 2023, compared to six months ended June 30, 2022, was primarily due to decreases in contract liabilities. The timing of revenue recognition, customer billing, and cash collection can result in billed accounts receivable, unbilled revenue (contract assets), and deferred revenues (contract liabilities). This decrease in contract liabilities was partially offset by decreases in net income and certificate of deposit.

Investing Activities

During the six months ended June 30, 2023, investing activities (used) $(182,528) of net cash as compared to net cash (used) in investing activities of $(35,687) during the six months ended June 30, 2022. The change in cash (used) in investing activities was primarily attributable to the purchases of property, plant, and equipment for $108,394. Net cash (used) in investing activities also increased due to an increase in accounts receivable for expenses related to the Merger and payments to members / affiliates as a result of payroll true up with the LMA entity for shared employees.

Financing Activities

During the six months ended June 30, 2023, financing activities (used) $(443,694) of net cash as compared to $(671,726) during the six months ended June 30, 2022. Net cash (used) in financing activities during the six months ended June 30, 2023, was primarily related to the distribution to members of $442,283. Net cash (used) in financing activities for the six months ended June 30, 2022, was primarily related to a distribution to members of $659,869, offset by a $11,857 change in due from members and affiliates.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2023, which are included as liabilities on our balance sheet, include operating lease obligations of $190,521 with $177,873 due in less than one year and $12,648 due within one to three years, which are comprised of the minimum commitments for our office space.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP. Our significant accounting policies are described in more detail in Note 2 to our financial statements included in this quarterly filing statement. While our preparation of these financial statements requires us to make estimates, assumptions and judgments from time to time that may affect the reported amounts of assets, liabilities and related disclosures, as of the date of these financial statements, we have not identified any estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty which have had or are reasonably likely to have a material impact on the financial condition or results of operations.

Related Party Receivables

Related party receivables include fees to be reimbursed to Abacus from life expectancy reports, assisted physician services and escrow services incurred on policies that related party financing entities purchase as part of the origination agreement with Abacus. Related party receivables are stated at their net realizable value. All of the outstanding receivables of $5,710 as of June 30, 2023 were collected in July, 2023 and 55% of these fees as of June 30, 2022 were collected in July, 2022. Abacus provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is remote. There is no allowance for doubtful accounts as of, June 30, 2023, or June 30, 2022.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization, and consist of capitalized costs incurred for the development of internal use software. The costs incurred exclusively consist of fees incurred from an external consulting firm during the development stage of the project and are subject to capitalization under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years. Abacus reviews definite-lived intangible assets and other long-lived assets for impairment at least annually or whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the three months ending June 30, 2023, and 2022 or for the six months ending June 30, 2023, and 2022.

Revenue Recognition

Abacus recognizes revenue from origination activities by acting as a provider of life settlements and viatical settlements representing investors that are interested in purchasing life settlements on the secondary or tertiary market. Revenue from origination services consists of fees negotiated for each purchase and sale of a policy to an investor, which also include any agent and broker commissions received and the reimbursement of transaction costs.

Abacus’ revenue-generating arrangements are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Abacus originates life settlements policies with third parties that include settlement brokers, life insurance agents, and direct consumers or policyholders. Abacus then provides the administration services needed to initiate the transfer of the life settlement policies to investors in exchange for an origination fee. Such transactions are entirely performed through an escrow agent. In these arrangements, the customer is the investor, and Abacus has a single performance obligation to originate a life settlement policy for the investor. The consideration transferred upon each policy is negotiated directly with the investor by Abacus and is dependent upon the policy death benefits held by each life settlement policy. The revenue is recognized when the performance obligation under the terms of the contracts with customers are satisfied. Abacus recognizes revenue from life settlement transactions when the closing has occurred and any right of rescission under applicable state law has expired (i.e., the customer obtains control over the policy and has the right to use and obtain the benefits from the policy). While rescission periods may vary by state, most states grant the owner the right to rescind the contract before the earlier of 30 calendar days after the execution date of the contract or 15 calendar days after life settlement proceeds have been sent to the owner. Purchase and sale of the policies generally occurs simultaneously, and only the fees received, including any agent and broker commissions and transaction costs reimbursed, are recorded as gross revenue.

For agent and broker commissions received and transaction costs reimbursed, Abacus has determined that they are acting as the principal in the relationship as they maintain control of the services being performed as part of performance obligation prior to facilitating the transfer of the life settlement policy to the investor.

While the origination fees are fixed amounts based on the face value of the policy death benefit, there is variable consideration present due to the owners rescission right. When variable consideration is present in a contract, Abacus estimates the amount of variable consideration to which it expects to be entitled at contract inception and again at each reporting period until the amount is known. Abacus applies the variable consideration constraint so that variable consideration is included in the transaction price only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal. While origination fees are variable due to the rescission periods, given the that the rescission periods are relatively short in nature, Abacus has concluded that such fees are fully constrained until the rescission period lapses and thus records revenue at a fixed amount based on the face value of the policy death benefit after the rescission period is over.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

JOBS Act Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

Abacus Settlement, LLC. has irrevocably elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Abacus Settlement, LLC., as an emerging growth company, will adopt the new or revised standard at the time public companies adopt the new or revised standard. As a result, following the consummation of the Business Combination, Abacus Life, Inc. will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Item 4. Controls and Procedures

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

Part II Other Information
Item 1. Legal Proceedings

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2023.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 18, 2023. As of the date of this Report, other than material weakness related to financial instruments and accounting for accruals, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.
Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Abacus Life, Inc., incorporated by reference from the Company’s 8-K filed July 6, 2023.
3.2	Amended and Restated Bylaws of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.3
Warrant Agreement, dated July 23, 2020 between East Resources Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.

4.4	Unsecured Promissory Note, dated as of June 30, 2023, issued to Sponsor, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.5	Amended and Restated Unsecured Promissory Note, dated as of July 5, 2023, issued to East Asset Management, LLC, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.6
Credit Agreement, dated as of July 5, 2023, among Abacus Life, Inc., as borrower, the several lenders from time to time party thereto, Owl Rock Capital Corporation, as administrative agent and collateral agent, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

4.7
Asset Purchase Agreement, dated as of July 5, 2023, between Abacus Investment SPV, LLC, as seller, and Abacus Life, Inc., as purchaser, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

4.8
SPV Investment Facility, dated July 5, 2023, between Abacus Life, Inc., as borrower, and Abacus Investment SPV, LLC, as lender, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

4.9
Unsecured Promissory Note for funds drawn under the SPV Investment Facility, dated as of July 5, 2023, issued to Abacus Investment SPV, LLC, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

4.1
Unsecured Promissory Note for value of polices received under the SPV Investment Facility, dated as of July 5, 2023, issued to Abacus Investment SPV, LLC, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

10.1	Warrant Forfeiture Agreement, dated as of June 30, 2023, by and among East Resources Acquisition Company and Sponsor incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.2
Amended and Restated Registration Rights Agreement, dated as of June 30, 2023, by and among the Company, Sponsor, certain equityholders of East Resources Acquisition Company named therein and certain equityholders of the LMA and Legacy Abacus named therein, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

10.3	Letter Agreement, dated as of July 23, 2020, among the Company, its officers and directors and the Sponsor, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.
10.4	Form of Indemnification Agreement, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.5	Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.6	Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.7	Form of Option Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.8	Form of Employment Agreement, incorporated by reference from the Company’s Form S-1 filed July 25, 2023.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
21.1	Subsidiaries of the Company, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13A-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jay Jackson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abacus Life, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 14, 2023

/s/ Jay Jackson
Jay Jackson
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13A-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, William McCauley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abacus Life, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 14, 2023

/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Abacus Life, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the Securities and Exchange Commission (the “Report”), I, Jay Jackson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.
To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Dated: August 14, 2023

/s/ Jay Jackson
Jay Jackson
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Abacus Life, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the Securities and Exchange Commission (the “Report”), I, William McCauley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.
To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Dated: August 14, 2023

/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Signatures