Form 10-Q
period 2023-09-30
Abacus Life, Inc.
filed 2023-11-13
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 63,349,823 shares of common stock, $0.0001 par value per share, outstanding as of November 13, 2023.

ABACUS LIFE, INC.

Part I - Financial Information

ABACUS LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,649,190	$30,052,823
Accounts receivable	960,720	10,448
Accounts receivable, related party	174,875	198,364
Due from affiliates	772,545	2,904,646
Prepaid expenses and other current assets	961,427	116,646
Total current assets	39,518,757	33,282,927
Property and equipment, net	261,882	18,617
Intangible assets, net	31,217,917	—
Goodwill	140,287,000	—
Operating right-of-use assets	171,295	77,011
Life settlement policies, at cost	4,116,499	8,716,111
Life settlement policies, at fair value	83,585,374	13,809,352
Available-for-sale securities, at fair value	1,000,000	1,000,000
Other investments, at cost	1,650,000	1,300,000
Other assets	998,469	—
Equity securities, at fair value	1,494,744	890,829
TOTAL ASSETS	$304,301,937	$59,094,847

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$636,788	$—
Accounts payable	2,000	40,014
Operating lease liability, current	173,799	48,127
Due to affiliates	5,236	263,785
Due to owners	1,159,712	—
Contract liabilities - deposits on pending settlements	348,836	—
Accrued transaction costs	—	908,256
Other current liabilities	3,050,731	42,227
Income taxes payable	80,573	—
Total current liabilities	5,457,675	1,302,409

ABACUS LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (CONT.)

	September 30, 2023 (unaudited)	December 31, 2022

Long-term debt- Related party	36,535,778	—
Long-term debt	82,278,050	28,249,653
Operating lease liability, noncurrent	—	29,268
Deferred tax liability	10,558,687	1,363,820
Warrant liability	3,382,000	—
TOTAL LIABILITIES	138,212,190	30,945,150
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Class A common stock, 0.0001 par value; 200,000,000 authorized shares; 63,349,823 and 50,369,350 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6,335	5,037
Additional paid-in capital	194,197,741	704,963
(Accumulated deficit) retained earnings	(28,503,752)	25,487,323
Accumulated other comprehensive income	100,175	1,052,836
Non-controlling interest	289,248	899,538
Total shareholders' equity	166,089,747	28,149,697
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$304,301,937	$59,094,847
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Portfolio servicing revenue
Related party service revenue	$168,899	$132,220	$711,975	$752,379
Portfolio servicing	55,670	250,025	102,651	620,194
Total portfolio servicing revenue	224,569	382,245	814,626	1,372,573
Active management revenue
Investment Income from life insurance policies held using investment method	1,817,764	10,629,978	18,473,597	24,610,444
Change in fair value of life insurance policies (policies held using fair value method)	17,108,380	495,525	21,447,464	3,801,031
Total active management revenue	18,926,144	11,125,503	39,921,061	28,411,475
Originations revenue
Related Party origination revenue	254,517	—	254,517	—
Origination revenue	1,715,700	—	1,715,700	—
Total origination revenue	1,970,217	—	1,970,217	—
Total revenues	21,120,930	11,507,748	42,705,904	29,784,048
COST OF REVENUES (excluding depreciation and amortization stated below)
Total cost of revenue	3,364,957	1,754,894	4,827,907	3,840,969
Gross Profit	17,755,973	9,752,854	37,877,997	25,943,079
OPERATING EXPENSES:
Sales and marketing	1,704,154	14,905	3,116,999	1,664,403
General and administrative (including stock based compensation of $4,583,632)	9,838,951	59,816	11,113,382	706,523
(Gain) loss on change in fair value of debt	(2,088,797)	(1,235,032)	309,865	(859,519)
Unrealized loss (gain) on investments	306,800	246,846	(491,356)	1,301,821
Depreciation and amortization expense	1,694,853	1,071	1,696,994	3,211
Total operating expenses	11,455,961	(912,394)	15,745,884	2,816,439
Operating Income	$6,300,012	$10,665,248	$22,132,113	$23,126,640

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OTHER INCOME (EXPENSE)
Loss on change in fair value of warrant liability	(943,400)	—	(943,400)	—
Interest (expense)	(2,679,237)	—	(3,620,695)	—
Interest income	63,826	—	71,283	—
Other income (expense)	20,086	42,289	(1,565)	(199,958)
Total other income (expense)	(3,538,725)	42,289	(4,494,377)	(199,958)
Net income before provision for income taxes	2,761,287	10,707,537	17,637,736	22,926,682
Income tax expense	1,710,315	352,081	2,238,419	648,887
NET INCOME	1,050,972	10,355,456	15,399,317	22,277,795
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	147,611	363,452	(339,692)	770,093
NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$903,361	$9,992,004	$15,739,009	$21,507,702
EARNINGS PER SHARE:
Earnings per share - basic and diluted	0.01	0.20	0.29	0.43
Weighted-average units outstanding—basic and diluted	63,349,823	50,369,350	54,632,826	50,369,350

NET INCOME	1,050,972	10,355,456	15,399,317	22,277,795
Other comprehensive income, net of tax:
Change in fair value of debt (risk adjusted)	(1,016,034)	(523,083)	(1,248,010)	1,494,476
Comprehensive income before non-controlling interests	34,938	9,832,373	14,151,307	23,772,271
Net and comprehensive income (loss) attributable to non-controlling interests	(91,292)	124,677	(635,041)	1,136,586
Comprehensive income attributable to Abacus Life, Inc.	$126,230	$9,707,696	$14,786,348	$22,635,685
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Class A Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount

BALANCE AS OF JUNE 30, 2022 (1)	50,369,350	$5,037	$704,963	$9,320,746	$1,412,291	$863,754	$12,306,791
Other comprehensive income	—	—	—	—	(284,308)	(238,775)	(523,083)
Net Income	—	—	—	9,992,004	—	363,452	10,355,456
BALANCE AS OF SEPTEMBER 30, 2022 (1)	50,369,350	$5,037	$704,963	$19,312,750	$1,127,983	$988,431	$22,139,164

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2023 (1)	62,961,688	$6,296	$188,641,886	$(29,382,362)	$877,306	$355,789	$160,498,915
Merger with East Resources Acquisition Company	388,135	39	(39)	-	—	—	-
Proceeds received from SPAC trust	—	—	972,262	—	—	—	972,262
Stock based compensation	—	—	4,583,632	—	—	—	4,583,632
Transfer of non-controlling interest	—	—	—	(24,751)	—	24,751	—
Other Comprehensive Income	—	—	—	—	(777,131)	(238,903)	(1,016,034)
Net Income	—	—	—	903,361	—	147,611	1,050,972
BALANCE AS OF SEPTEMBER 30, 2023	63,349,823	$6,335	$194,197,741	$(28,503,752)	$100,175	$289,248	$166,089,747
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (CONT.)

	Class A Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021(1)	50,369,350	$5,037	$704,963	$205,048	$—	$(148,155)	$766,893
Distributions	—	—	—	(2,400,000)	—	—	(2,400,000)
Other Comprehensive Income	—	—	—	—	1,127,983	366,493	1,494,476
Net Income	—	—	—	21,507,702	—	770,093	22,277,795
BALANCE AS OF SEPTEMBER 30, 2022(1)	50,369,350	$5,037	$704,963	$19,312,750	$1,127,983	$988,431	22,139,164

	Class A Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022 (1)	50,369,350	$5,037	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Distributions	—	—	—	(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	(10,841,551)	—	—	(10,841,551)
Public warrants	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,980,473	1,298	17,849,052	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	165,361,332	—	—	—	165,361,332
Proceeds received from SPAC trust	—	—	972,262	—	—	—	972,262
Stock based compensation			4,583,632	—	—	—	4,583,632
Transfer of non-controlling interest	—	—	—	(24,751)	—	24,751	—
Other Comprehensive Income	—	—	—	—	(952,661)	(295,349)	(1,248,010)
Net Income	—	—	—	15,739,009	—	(339,692)	15,399,317
BALANCE AS OF SEPTEMBER 30, 2023	63,349,823	$6,335	$194,197,741	$(28,503,752)	$100,175	$289,248	$166,089,747
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life Inc. as a result of the successful Business Combination.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (CONT.)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,399,317	$22,277,795
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,696,994	3,211
Stock based compensation	4,583,632	—
Deferred financing fees	133,211	—
Unrealized (gain) loss on investments	(491,356)	1,301,821
Unrealized (gain) on policies	(14,259,665)	(3,957,809)
(Gain) loss on change in fair value of debt	309,865	(859,519)
Deferred income taxes	1,743,079	648,887
Non-cash interest expense	1,064,130	—
Non-cash lease expense	(721)	192
Changes in operating assets and liabilities:
Accounts receivable	(929,020)	—
Accounts receivable, related party	29,199	(364,931)
Prepaid expenses and other current assets	(325,294)	(1,920,015)
Other noncurrent assets	(634,409)	—
Accounts payable	(38,014)	44,103,901
Accrued expenses	112,388	—
Accrued transaction costs	(908,256)	—
Contract liabilities - deposits on pending settlement	(632,381)	—
Other current liabilities	3,089,077	1,352,878
Life settlement policies, at fair value	(55,516,357)	(7,105,000)
Life settlement policies, at cost	(5,601,493)	(61,876,742)
Net cash used in operating activities	(51,176,074)	(6,395,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(350,000)	(250,000)
Purchase of property and equipment	(96,721)	—
Due from affiliates	3,016,158	(1,682,664)
Net cash provided (used) in investing activities	2,569,437	(1,932,664)

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (CONT.)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to owners	442,283	2,500,000
Issuance of debt certificates	87,478,232	12,900,291
Issuance of private warrants	943,400	—
Transaction costs	(10,841,551)	—
Capital distribution to members	(23,533,073)	(2,400,000)
Proceeds received from SPAC trust	972,262	—
Due to affiliates	(258,549)	(930,630)
Net cash provided by financing activities	55,203,004	12,069,661

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,596,367	3,741,666

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,052,823	102,421

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$36,649,190	$3,844,087
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ABACUS LIFE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS
Organization and Merger
Abacus Life, Inc. (the “Company”) was formerly known as East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. Abacus Life, Inc. conducts its business through its wholly-owned, consolidated subsidiaries, primarily Abacus Settlements, LLC (“Abacus Settlements”, or “Abacus”) and Longevity Market Assets, LLC (“LMA”), which are Delaware limited liability companies (collectively, the “Companies”). On June 30, 2023, (the “Closing Date”), ERES, LMA and Abacus Settlements, LLC consummated the combining of the Companies as contemplated by the Merger Agreement dated as of August 30, 2022 (as amended on October 14, 2022 and April 20, 2023) with LMA Merger Sub, LLC, a wholly owned subsidiary of ERES (“LMA Merger Sub”), Abacus Merger Sub, LLC, a wholly owned subsidiary of ERES (“Abacus Merger Sub”), LMA and Abacus (together with LMA, the “Legacy Companies”). Pursuant to the Merger Agreement, on June 30, 2023, (i) LMA Merger Sub merged with and into LMA, with LMA surviving such merger (the “LMA Merger”) and (ii) Abacus Merger Sub merged with and into Abacus, with Abacus surviving such merger (the “Abacus Merger” and, together with the LMA Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and the Legacy Companies became direct wholly owned subsidiaries of Abacus and ERES changed its name to Abacus Life, Inc.
The condensed consolidated assets, liabilities and statements of operations and comprehensive income prior to the Business Combination are those of legacy LMA. The shares of common stock and corresponding capital amounts and income per share, prior to the Business Combination, have been retroactively restated based on share reflecting the exchange ratio established in the Business Combination.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to legacy LMA’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and income per share related to legacy LMA common stock prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 0.8 established in the Business Combination.
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
The Abacus Merger has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Abacus were recorded at the fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill.
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

Unaudited Condensed Consolidated Financial Statements—The condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2023 and 2022, respectively, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, respectively. The condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for Abacus for the year ended December 31, 2022, and the financial statements and notes for LMA for the year ended December 31, 2022. All references to financial information as of and for the periods ended September 30, 2023, and 2022 in the notes to condensed consolidated financial statements are unaudited.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) requires the Company to separately disclose on its condensed consolidated balance sheets the assets of consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company. As of September 30, 2023, total assets and liabilities of consolidated VIEs were $62,831,856 and $56,775,736, respectively. As of December 31, 2022, total assets and liabilities of consolidated VIEs were $30,073,972 and $27,116,762, respectively.
On January 1, 2021, the Company entered into an option agreement with two commonly owned full-service origination, servicing, and investment providers (the “Providers”), in which the Company agreed to fund certain capital needs with an option to purchase the outstanding equity ownership of the Providers (the “Option Agreement”).
The Company accounted for its investment in the call options under the Option Agreement as an equity security, pursuant to ASC 321, Investments—Equity Securities. In arriving at this accounting conclusion, the Company first considered whether the call options met the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and concluded that the options do not provide for net settlement and accordingly are not a derivative. The Company also concluded that the call options do not provide the Company with a controlling financial interest in the legal entity pursuant to ASC 810. The call options include material contingencies prior to exercisability that the Company does not anticipate will be resolved; additionally, the call options are in a legal entity for which the share price has no readily determinable fair value. The Company’s basis in the call options, pursuant to ASC 321, is zero and accordingly the call options are not reflected in the statement of financial position.

The Company provided $0 and $40,800 of funding for the three months ended September 30, 2023 and September 30, 2022, respectively, and provided $29,721 and $283,047 of funding for the nine months ended September 30, 2023 and September 30, 2022, respectively, which is included in other (expense) income on the condensed consolidated statements of operations and comprehensive income. Refer to Note 11 for further details.
For the period ended September 30, 2023, and for the year ended December 31, 2022, the Providers were considered to be VIEs, but were not consolidated in the Company’s condensed consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion. As of September 30, 2023, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $824,375 and liabilities of $191,632. As of December 31, 2022, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $987,964 and liabilities of $358,586.
On October 4, 2021, the Company entered into an operating agreement with LMX Series, LLC (“LMX”) and three other unaffiliated investors to obtain a 70% ownership interest in LMX, which was newly formed in August 2021. LMX had no operating activity prior to the operating agreement being signed. LMX has a wholly owned subsidiary, LMATT Series 2024, Inc., a Delaware C corporation. While the Company and three other investors each contributed $100 to LMX, the Company directs the most significant activities by managing the investment offerings, and sponsoring and creating structured investment grade insurance liabilities, and thus was provided a 70% ownership interest. LMX is a VIE and the Company is the primary beneficiary of LMX. The Company has included the results of LMX and its subsidiaries in its condensed consolidated financial statements for the period ended September 30, 2023.
On November 30, 2022, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series, GP, LLC. Subsequent to that, LMA Income Series, GP, LLC formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its condensed consolidated financial statements for the nine months ended September 30, 2023.
On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its condensed consolidated financial statements for the nine months ended September 30, 2023.
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
Life Insurance Settlement Policies—The Company accounts for its holdings of life insurance settlement policies in accordance with ASC 325-30, Investments in Insurance Contracts. For all policies purchased after June 30, 2023, the Company accounts for these under the fair value method. For policies purchased before June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
The Company follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies held at fair value. ASC 820 defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level, fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s valuation of life settlements is considered to be Level 3, as there is currently no active market where we are able to observe quoted prices for identical assets. The Company’s valuation model incorporates significant inputs that are not observable. Refer to Note 10 for further details. For policies held at fair value, changes in fair value are reflected in the unaudited condensed consolidated statement of operations and comprehensive income under active management revenue in the period the change is calculated.
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

Goodwill and Intangible Assets—Goodwill and intangible assets are recorded as a result of a business combination. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company amortizes identifiable intangible assets with a finite useful life over the period that the intangible asset is expected to contribute directly or indirectly to its future cash flows; however, it does not amortize indefinite lived intangible assets. The Company evaluates goodwill and identifiable intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable.

To test for impairment, a qualitative assessment is performed to determine if it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, including goodwill. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly traded and acquisitions of similar companies, if available. If the more likely-than-not threshold is met, a quantitative impairment test is performed by comparing the estimated fair value with the carrying value. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company’s reporting units are at the operating segment level; each operating segment represents a business and discrete financial information is available and reviewed regularly by management. Determining the fair value of its reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates.

The Company determines the fair value of its reporting units based on an income approach and market approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows associated with the reporting unit. The assumptions about estimated cash flows include factors such as future premiums, loss and expenses, general and administrative expenses and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis.

The Company considers other valuation methods if the facts and circumstances indicate these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates. As of September 30, 2023, there were no events or changes in circumstances that indicated that a carrying amount of goodwill or intangible asset may not be recoverable. Refer Note 6, Goodwill and Other Intangible Assets, for additional information on goodwill and intangible assets.

Cost of Revenues (excluding Depreciation and Amortization)—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers, primarily policy servicing fees, commissions expense, escrow fees, servicing and active management payroll costs, and active management consulting expenses.

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
Two related party customers accounted for 5% and 5% of the total balance of accounts receivable and related party receivables as of September 30, 2023, respectively, and two related party customers accounted for 75% and 16% of the total accounts receivable and related party receivables as of December 31, 2022, respectively. The largest receivables balances are from related parties where the exposed credit risk is estimated to be low. As such, there is no allowance for doubtful accounts as of September 30, 2023, and December 31, 2022.
One customer accounted for 13% of active management revenue for the three months ended September 30, 2023. Two related party customers each accounted for 39% and 39% of the portfolio servicing revenue for the three months ended September 30, 2023.

One customer accounted for 22% of active management revenue, while 9% of revenue related to 2 policies that matured that were accounted for under the investment method and 1 policy that matured that was accounted for under the fair-value method for the nine months ended September 30, 2023. Two related party customers each accounted for 36% and 37% of the portfolio servicing revenue for the nine months ended September 30, 2023. Two customers accounted for 44% and 29% of the total revenues for the nine months ended September 30, 2022.

Warrants—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Stock-Based Compensation—We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires that we measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, stock-based awards granted to our employees vest ratably over a three-year period. For stock-based awards with service only vesting conditions, we record compensation expense on a straight-line basis over the requisite service period. We account for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification dates, if applicable) at fair value, using appropriate valuation techniques. For stock-based awards granted to non-employee directors, we recognize compensation expense on the grant date based on the fair value of the awards as of that date.

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
The preliminary purchase price was allocated among the identified assets to be acquired. The primary area of the acquisition accounting that is not yet finalized is our estimate of the impact of acquisition accounting on deferred income taxes. An estimate of deferred income taxes has been recorded in the Company’s books based on information available as of September 30, 2023. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ when final information becomes available. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary values of deferred taxes recorded. We will continue to evaluate this item until it is satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period, as defined by ASC Topic 805, Business Combinations, (“ASC 805”). Transaction costs incurred as a result of the Business Combination were recognized within retained earnings / (accumulated deficit) on the condensed consolidated balance sheet ending September 30, 2023.

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
Useful lives for customer relationships were developed using attrition data for agents and financing entities which resulted in a useful life of 5 years and 8 years, respectively. Estimates over the useful lives of internally developed and used technology contemplates the period in which the Company expects to utilize the technology and the length of time the technology is expected to maintain recognition and value in the market without significant investment. Non-compete agreements have a useful life commensurate with the executed non-compete agreements in place as a result of the Business Combination.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proforma revenue	$21,120,930	$17,538,734	$55,890,580	$48,830,191
Proforma net income	1,050,972	10,232,457	14,424,416	22,427,585

4.LIFE INSURANCE SETTLEMENT POLICIES
As of September 30, 2023, the Company holds 240 life settlement policies, of which 228 are accounted for under the fair value method and 12 are accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value is $303,605,030 as of September 30, 2023, with a corresponding fair value of $83,585,374. The aggregate face value of policies accounted for using the investment method is $37,300,000 as of September 30, 2023, with a corresponding carrying value of $4,116,499.
As of December 31, 2022, the Company held 53 life settlement policies, of which 35 were accounted for under the fair value method and 18 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was 40,092,154 as of December 31, 2022, with a corresponding fair value of 13,809,352. The aggregate face value of policies accounted for using the investment method was 42,330,000 as of December 31, 2022, with a corresponding carrying value of 8,716,111.
At September 30, 2023, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 11, Long-Term Debt, for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of September 30, 2023:
Policies Carried at Fair Value—

Remaining Life Expectancy (Years)	Policies	Face Value	Fair Value

0-1	0	$—	$—
1-2	8	10,639,000	8,018,927
2-3	13	26,725,000	8,912,395
3-4	36	69,378,938	28,670,576
4-5	26	22,391,998	8,115,654
Thereafter	145	174,470,094	29,867,822
	228	$303,605,030	$83,585,374

Policies accounted for using the investment method—

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Carrying Value

0-1	0	$—	$—
1-2	1	500,000	329,714
2-3	2	1,500,000	437,775
3-4	1	8,000,000	82,869
4-5	2	500,000	320,110
Thereafter	6	26,800,000	2,946,031
	12	$37,300,000	$4,116,499
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of September 30, 2023, are as follows:

2023 remaining	$59,184
2024	411,445
2025	403,224
2026	97,789
2027	71,775
Thereafter	654,558
Total	$1,697,975
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
5.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	September 30, 2023	December 31, 2022
Computer equipment	$240,922	$—
Furniture and fixtures	28,144	19,444
Leasehold improvements	7,726	5,902

Property and equipment—gross	276,792	25,346

Less: accumulated depreciation	(14,911)	(6,729)
Property and equipment—net	$261,882	$18,617

Depreciation expense for the three months ended September 30, 2023 and 2022, was $12,770 and $1,070, respectively and depreciation expense for the nine months ended September 30, 2023, and 2022, was $14,911 and $3,211, respectively.
6.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $140,287,000 was recognized as a result of the Business Combination, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Abacus. This was considered appropriate based on the determination that the Abacus Merger would be accounted for as a business acquisition under ASC 805. The estimates of fair value are based upon preliminary valuation assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Refer to Note 3, Business Combination, for further details.

The changes in the carrying amount of goodwill by reportable segments were as follows:

	Portfolio Servicing	Active Management	Originations
Goodwill at January 1, 2023	$—	$—	$—
Additions	—	—	140,287,000
Goodwill at September 30, 2023	$—	$—	$140,287,000
Intangible Assets Acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Agents	$12,600,000	5 years	Multi-period excess-earnings method
Customer Relationships - Financial Relationships	11,000,000	8 years	Multi-period excess-earnings method
Internally Developed and Used Technology—APA	1,600,000	2 years	Relief from Royalty Method
Internally Developed and Used Technology—Market Place	100,000	3 years	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Non-Compete Agreements	4,000,000	2 years	With or Without Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
	$32,900,000
Intangible assets and related accumulated amortization as of September 30, 2023 and December 31,2022 are as follows:

	September 30, 2023
Definite Lived Intangible Assets:	Gross Value	Accumulated Amortization	Net Book Value
Customer Relationships - Agents	$12,600,000	$630,000	$11,970,000
Customer Relationships - Financial Relationships	11,000,000	343,750	10,656,250
Internally Developed and Used Technology—APA	1,600,000	200,000	1,400,000
Internally Developed and Used Technology—Market Place	100,000	8,333	91,667
Non-Compete Agreements	4,000,000	500,000	3,500,000
Balance at September 30, 2023	$29,300,000	$1,682,083	$27,617,917

Indefinite Lived Intangible Assets:
Trade Name	900,000	—	900,000
State Insurance Licenses	2,700,000	—	2,700,000
Total Intangible Asset Balance at September 30, 2023	$32,900,000	$1,682,083	$31,217,917
Substantially all intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite lived intangible assets was $1,682,083 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $1,682,083 and $0 for the nine months ended September 30, 2023 and 2022, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

Remainder of 2023	$1,682,083
2024	6,728,333
2025	5,328,333
2026	3,911,667
2027	3,895,000
Thereafter	6,072,501
Total	$27,617,917
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
The Company applies the available-for-sale method of accounting for its investment in the Convertible Promissory Note, which is a debt investment. The Convertible Promissory Note does not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Note as a long-term investment. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of December 31, 2022 and September 30, 2023, the Company evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,000,000 and there was no unrealized gain or loss recorded.
8.OTHER INVESTMENTS AND OTHER NONCURRENT ASSETS
Other Investments:
Convertible Preferred Stock Ownership—The Company owns convertible preferred stock in two entities, further described below.
On July 22, 2020, the Company purchased 224,551 units of an unrelated insurance technology company’s Series Seed Preferred units for $750,000 (“Seed Units”). During December 2022, the Company agreed to purchase 119,760 Series Seed Preferred Units for $400,000 in cash consideration by way of eight monthly payments of $50,000 starting December 15, 2022, resulting in a total of $950,000 investment as of March 31, 2023, $1,100,000 investment as of June 30, 2023 and $1,150,000 investment at September 30, 2023. Upon conversion, the Seed Units held by the Company would represent 8.6% control in the technology company.
On December 21, 2020, the Company purchased 207,476 shares of a separate unrelated insurance technology company’s Series B-1 preferred stock for $500,000 (“Preferred Shares”). The Preferred Shares are convertible into voting common stock of insured consent at the option of the Company. Upon conversion, the Preferred Shares would represent less than 1% control in the technology company.
The Company applies the measurement alternative for its investments in the Seed Units and Preferred Shares because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Shares. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s condensed consolidated statements of operations and comprehensive income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three and nine months ended September 30, 2023 and 2022.

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
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the nine months ended September 30, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $62,831,856 and liabilities of $56,775,736. For the year ended December 31, 2022, the Company’s consolidated VIEs, LMATT Series 2024, Inc., Longevity Market Advisors, Regional Investment Services and LMA Income Series, LP, had total assets and liabilities of $30,073,972 and $27,116,762, respectively. The Company did not deconsolidate any entities during the period ended September 30, 2023, or during the year ended December 31, 2022.
As of September 30, 2023, the Company held total assets of $824,375 and liabilities of $191,632, in unconsolidated VIEs. As of December 31, 2022, the Company held total assets of $987,964 and liabilities of $358,586 in unconsolidated VIEs.

10.SEGMENT REPORTING
Segment Information—The Business Combination that took place on June 30, 2023, where ERES, LMA and Abacus Settlements consummated the combining of the Companies, triggered a re-organization of Abacus Life Inc., where the legacy Abacus Settlements business and legacy LMA business would both operate under Abacus Life, Inc. subsequent to the Business Combination date. Abacus Settlement’s historically had one operating segment one reportable segment, Originations. LMA historically had two operating segments, (1) Portfolio Servicing and (2) Active Management. As the Business Combination did not occur until the last day of the second quarter, income activity related to Abacus Settlements had not yet been reported by Abacus Life, Inc. as the businesses did not begin operating as a combined Company until July 1, 2023. As such, beginning in the third quarter, the Company now organizes its business into three reportable segments (1) Portfolio Servicing, (2) Active Management and (3) Originations, which all generate revenue and incur expenses in different manners.

This segment structure reflects the financial information and reports used by the Company’s management, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s CODM is the President and Chief Executive Officer. The Company’s reportable segments are not aggregated.
The Portfolio Servicing segment generates revenues by providing policy services to customers on a contract basis.
The Active Management segment generates revenues by buying, selling, and trading policies and maintaining policies until receipt of death benefits.
The Originations segment generates revenue by originating life insurance policy settlements between investors or buyers, and the sellers, who is often the original policy owner. The policies are purchased from owners or other providers through advisors, brokers or directly through the owner.

The Company’s method for measuring profitability on a reportable segment basis is gross profit. The CODM does not review asset information related to investments nor expenditures incurred for long-lived assets given the Company’s investments are recognized using the measurement alternative, and the Company’s long-lived assets are immaterial to the condensed consolidated financial statements.
Revenue related to the Company’s reporting segments for the three-month and nine-month periods ended September 30, 2023, and September 30, 2022, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Portfolio servicing	$224,569	$382,245	$814,626	$1,372,573
Active management	18,926,144	11,125,503	39,921,061	28,411,475
Originations	10,214,489	—	10,214,489	—
Segment revenue (including inter-segment)	29,365,202	11,507,748	50,950,176	29,784,048
Inter-segment elimination	(8,244,272)	—	(8,244,272)	—
Total revenue	$21,120,930	$11,507,748	$42,705,904	$29,784,048

Information related to the Company’s reporting segments for the three-month and nine-month periods ended September 30, 2023 and September 30, 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Portfolio servicing	$(626,045)	$(106,817)	$(792,173)	$561,935
Active management	13,856,637	9,859,671	34,144,789	25,381,144
Originations	4,525,381	—	4,525,381	—
Total gross profit	17,755,973	9,752,854	37,877,997	25,943,079

Sales and marketing	(1,704,154)	(14,905)	(3,116,999)	(1,664,403)
General and administrative (including stock based compensation of $4,583,632)	(9,838,951)	(59,816)	(11,113,382)	(706,523)
Depreciation and amortization expense	(1,694,853)	(1,071)	(1,696,994)	(3,211)
Other (expense) income	20,086	42,289	(1,565)	(199,958)
Loss on change in fair value of warrant liability	(943,400)	—	(943,400)	—
Interest expense	(2,679,237)	—	(3,620,695)	—
Interest income	63,826	—	71,283	—
Gain (Loss) on change in fair value of debt	2,088,797	1,235,032	(309,865)	859,519
Unrealized (loss) gain on investments	(306,800)	(246,846)	491,356	(1,301,821)
Provision for income taxes	(1,710,315)	(352,081)	(2,238,419)	(648,887)
Less: Net gain (loss) attributable to non-controlling interests	(147,611)	(363,452)	339,692	(770,093)
Net income attributable to Abacus Life, Inc.	$903,361	$9,992,004	$15,739,009	$21,507,702
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
As of September 30, 2023 and 2022, our operations are confined to the United States. Therefore, we have not generated significant revenues or made significant capital expenditures in any geographic areas outside of the United States.
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
Commitment—The Company has entered into a Strategic Services and Expenses Support Agreement (“SSES” or “Expense Support Agreement”) with the Providers in exchange for an option to purchase the outstanding equity ownership of the providers (the “Providers”). Pursuant to the Expense Support Agreement, Abacus Life, Inc. provides financial support and advice for the expenses of the Providers incurred in connection with their life settlement transactions businesses and the Providers are required to hire a life settlement transactions operations employee of an affiliate of Abacus Life, Inc. No later than December 1 of each calendar year, Abacus Life, Inc. provides a budget for the Providers, in which Abacus Life, Inc. commits to extend financial support for all operating expenses up to the budgeted amount. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Providers incurred in the ordinary course of business, excluding the premiums paid for the Providers insurance coverages that are allocable to the insurance coverage provided to Institutional Life Holdings, LLC (“ILS”), which owns all the outstanding membership interests of the Providers if unrelated to the Providers settlement business.
For the three months ended September 30, 2023, Abacus Life, Inc. did not incur expenses related to the Expense Support Agreement. For the nine months ended September 30, 2023, Abacus Life, Inc. incurred $29,721 of expenses, related to the Expense Support Agreement, which is included in the Other (expense) line of the condensed consolidated statements of operations and comprehensive income and have not been reimbursed by the Providers.
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

	Fair Value Hierarchy
As of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$83,585,374	$83,585,374
Available-for-sale securities, at fair value	—	—	1,000,000	1,000,000
Other investments	—	—	1,650,000	1,650,000
S&P 500 options	1,494,744	—	—	1,494,744
Other assets	998,469	—	—	998,469

Total assets held at fair value	$2,493,213	$—	$86,235,374	$88,728,587

Liabilities:
Long-term debt	$—	$—	$59,544,907	$59,544,907
Private placement warrants	—	—	3,382,000	3,382,000

Total liabilities held at fair value:	$—	$—	$62,926,907	$62,926,907

	Fair Value Hierarchy
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$13,809,352	$13,809,352
Available-for-sale securities, at fair value	—	—	1,000,000	1,000,000
Other investments	—	—	1,300,000	1,300,000
S&P 500 options	890,829	—	—	890,829

Total assets held at fair value	$890,829	$—	$16,109,352	$17,000,181

Liabilities:
Long-term debt	$—	$—	$28,249,653	$28,249,653

Total liabilities held at fair value:	$—	$—	$28,249,653	$28,249,653
Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policy using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.

For policies carried at fair value, the Company utilizes valuation services of a third-party actuarial firm, who values the contracts using Level 3 unobservable inputs, including actuarial assumptions, such as life expectancies and cash flow discount rates. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a discount rate of 18% for the policies with face values under $2 million and a discount rate of 24% for the policies with face values of $2 million and over at September 30, 2023 and 12% for all policies at December 31, 2022, respectively, for policy valuation, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. The determination to use a higher discount rate at September 30, 2023 for policies with face values over $2 million is due to the inherent risk in larger face value policies during the three months ended September 30, 2023.
Discount Rate Sensitivity—22% was determined to be the weighted average discount rate used to estimate the fair value of policies held by LMA and its investment funds. If the discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2023, would be as follows:

As of September 30, 2023	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$78,288,612	$(5,296,762)
No change	83,585,374
-2%	89,102,871	5,517,497
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of September 30, 2023:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
American General Life Insurance Company	11.0%	13.0%	A+
Transamerica	14.0%	16.0%	A
The following table provides a roll forward of the fair value of life insurance policies for the nine months-ended September 30, 2023:

Fair value at December 31, 2022	$13,809,352

Policies purchased	116,053,728

Realized gain (loss) on matured/sold policies	9,688,422
Premiums paid	(2,500,623)
Unrealized gain(loss) on held policies	14,259,665
Change in estimated fair value	21,447,464

Matured/sold policies	(70,225,793)
Premiums paid	2,500,623

Fair value at September 30, 2023	$83,585,374

Long-Term Debt—See Note 13 for background information on the market-indexed debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.

The total change in fair value of the debt resulted in a loss of $760,457. This loss is comprised of $777,131, net of tax, which is included within accumulated other comprehensive income and $238,902 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a gain of $2,088,797 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within (Gain)/loss on change in fair value of debt within the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2023.
The total change in fair value of the debt resulted in a gain of $1,945,461. This gain is comprised of $952,661, net of tax, which is included within accumulated other comprehensive income and $295,348 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a loss of $309,865 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within (Gain) loss on change in fair value of debt within the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2023.
The following table provides a roll forward of the fair value of the issued notes for the nine months ended September 30, 2023:

Fair value at December 31, 2022	$28,249,653

Debt issued to third parties	88,618,714

Unrealized loss on change in fair value (risk-free)	309,865
Unrealized loss on change in fair value (credit-adjusted) included in OCI	1,635,596

Change in estimated fair value resulted into gain	1,945,461

Fair value at September 30, 2023	$118,813,828
Private Placement Warrants—Simultaneously with the closing of the Initial Public Offering, ERES consummated the sale of 8,900,000.00 warrants (the “Private Placement Warrants”) to East Sponsor, LLC (the “Sponsor”), which included the sale of an additional 900,000.00 Private Placement Warrants in connection with the full exercise by the underwriters of their over-allotment option on August 25, 2020, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of 8,900,000.00. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

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

Available-for-Sale Investment—The Convertible Promissory Note is classified as an available-for-sale security. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. The Company initially purchased a $250,000 convertible promissory note from the issuer in 2021 and then on January 7, 2022, the Company purchased an additional $250,000 convertible promissory note from the same issuer and then an additional $500,000 in October 2022. As of September 30, 2023 and December 31, 2022, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $1,000,000 and $1,000,000, respectively.

Other Investments—The Company determines fair value using Level 3 inputs under the measurement alternative. These investments are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively. As of September 30, 2023, and December 31, 2022, the Company did not identify any impairment indicators and determined that the carrying value of $1,650,000 and $1,300,000 is the fair value for these equity investments in privately held companies, given that there have been no observable price changes.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, and due to affiliates approximates fair value due to the short-term nature of their maturities.
13.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	September 30, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATT Series 2024, Inc.	$9,866,900	$9,311,800	$9,866,900	$8,067,291
LMATT Series 2.2024, Inc.	2,333,391	3,027,681	2,333,391	2,354,013
LMATT Growth & Income Series 1.2026, Inc	400,000	427,284	400,000	400,000
Secured borrowing:
LMA Income Series, LP	21,889,444	22,242,291	17,428,349	17,428,349
LMA Income Series II, LP	24,535,851	24,535,851	—	—
Unsecured borrowing:
Owl Rock Credit Facility	25,000,000	25,000,000	—	—
SPV Purchase and Sale Note	25,750,000	25,750,000	—	—
Sponsor PIK Note	10,785,778	10,785,778	—	—
Deferred Financing Cost	(2,266,858)	(2,266,858)	—	—
Total long-term debt	$118,294,506	$118,813,827	$30,028,640	$28,249,653
Owl Rock Credit Facility
On July 5, 2023 (the “Owl Rock Closing Date”), the Company entered into that certain Credit Agreement (the “Owl Rock Credit Facility”), among the Company, as borrower, the several banks and other persons from time to time party thereto (the “Owl Rock Lenders”), and Owl Rock Capital Corporation, as

administrative and collateral agent for the Owl Rock Lenders thereunder. The Owl Rock Credit Facility provides credit extensions for (i) an initial term loan in an aggregate principal amount of $25.00 million upon the closing of the Owl Rock Credit Facility and (ii) optional delayed draw term loans in an aggregate principal amount of up to $25.00 million available for 180 days after the Owl Rock Closing Date, subject to the requirement that on each delayed draw date, the proceeds may be used for working capital and the business requirements of the enterprise, and to fund acquisitions, investments and other transactions permitted by the loan documentation. It provides a delayed draw commitment fee rate of 0.50% per annum applicable to undrawn commitments during the Delayed Draw Term Loan Availability Period and matures on July 5, 2028, the date that is five years after the closing of the Owl Rock Credit Facility.
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
•provides for interest to accrue on the loans drawn under the Owl Rock Credit Facility at the election of the Company, by reference to either (i) an alternative base rate (such loans, “ABR Loans”) or (ii) an adjusted term Secured Overnight Financing Rate (SOFR) rate (such loans, “SOFR Loans”) plus an applicable margin. The adjusted term SOFR rate is determined by the applicable term SOFR for a relevant interest period plus a credit spread adjustment of 0.10%, 0.15% and 0.25% per annum for interest periods of one, three and six months, respectively. The applicable margin for each type of loan is (i) 6.25% per annum for any ABR Loans and (ii) 7.25% per annum for any SOFR Loans, with interest periods for SOFR Loans of one, three or six months (or other periods if agreed by all lenders);
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
Sponsor PIK Note
On the June 30, 2023, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12% per annum compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of September 30, 2023, $314,130 in non-cash interest expense was added to the outstanding principal balance. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of September 30, 2023, $9,866,900 of the principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2023, the fair value of the LMATT Series 2024, Inc. notes was $9,311,800.

The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 options, and life settlement policies totaling $10,358,537 as of September 30, 2023. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMATT Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. As of September 30, 2023, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $3,027,681.
The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $2,983,754 as of September 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
Additionally, on September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes 4% dividend feature that will be paid annually. As of September 30, 2023, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $427,284.
The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $369,253 as of September 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.

See additional fair value considerations within Note 12.
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2023.
The private placement offerings proceeds will be used to acquire an actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2023, the fair value of the secured borrowing was $22,242,291.
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2023.

The private placement offerings proceeds will be used to acquire an actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2023, the fair value of the secured borrowing was $24,535,851.

SPV Purchase and Sale Note

On July 5, 2023, the Company entered into an Asset Purchase Agreement (the “Policy APA”) to acquire certain insurance policies with an aggregate fair market value of $10.0 million from Abacus Investment SPV, LLC, a Delaware limited liability company (“SPV”), in exchange for a payable obligation owed by the Company to SPV (such acquisition transaction under the Policy APA, the “SPV Purchase and Sale”).
The payable obligation owed by the Company to SPV in connection with the SPV Purchase and Sale is evidenced by a note issued by the Company to SPV in connection with the SPV Investment Facility, as defined below, (the “SPV Purchase and Sale Note”) in an original principal amount equal to the aggregate fair market value of the acquired insurance policies. The SPV Purchase and Sale Note has the same material terms and conditions as the other credit extensions under the SPV Investment Facility.
SPV Investment Facility
On July 5, 2023, the Company entered into a credit agreement between the Company, as borrower, and the SPV, as lender (the “SPV Investment Facility”) whereby the Company is able to borrow additional funds from SPV.
The SPV Investment Facility provides, among other things, for the following:
•requires that certain subsidiaries of the Company guarantee the credit extensions provided under the SPV Investment Facility pursuant to separate documentation;
•is unsecured without collateral security provided in favor of SPV and subordinated in right of payment to the Company’s obligations under the Owl Rock Credit Facility, subject to limited specified exceptions and circumstances for permitting early payment;
•provides for certain credit extensions in an aggregate principal amount of $25.0 million recorded in the SPV purchase and sale note line item on the condensed consolidated balance sheets, which includes: (i) an initial credit extension in an original principal amount of $15.0 million that was funded upon the closing of the SPV Investment Facility, and (ii) the SPV Purchase and Sale Note for the original principal amount of $10.0 million to finance the purchase of the insurance policies under the Policy APA;
•provides for proceeds to be used for payment of certain transaction expenses, general corporate purposes and any other purposes not prohibited by the agreement or applicable law;

•matures on July 5, 2026, three years after the closing of the SPV Investment Facility, subject to two automatic extensions of one year each without any amendment of the relevant documentation, but also subject to applicable subordination restrictions in relation to the Owl Rock Credit Facility;
•provides for interest to accrue on the SPV Investment Facility at a rate of 12% per annum, payable quarterly, all of which is to be paid in-kind by the Company by increasing the principal amount of the SPV Investment Facility owing to the SPV on each interest payment date. As of September 30, 2023, $750,000 in non-cash interest expense was added to the outstanding principal balance;
•provides a default rate that will accrue at 2.00% per annum (subject to applicable subordination restrictions) over the rate otherwise applicable. If cash payment is not permitted due to applicable subordination restrictions or otherwise, such default interest shall be paid in-kind;
•provides that no principal payments shall be required prior to maturity;
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
The Company paid $0 interest expense during the nine month ended September 30, 2023 and 2022.
14.SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2023, there were 63,349,823 shares of common stock issued and outstanding. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the shareholders after payment of all liabilities.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, 0.0001 par value per share, issued to legacy LMA’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to legacy LMA common stock prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 0.8 established in the Business Combination. As of December 31, 2022, this resulted in 50,369,350 shares of common stock issued and outstanding.

Public Warrants

As of September 30, 2023, the Company has 17,249,984 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. The Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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
Upon the Business Combination, the Company accounted for the Public Warrants issued with the IPO as equity instruments. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants upon the Business Combination is approximately $4.73 million, or $0.274 per Public Warrant, using the binomial lattice model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) risk-free interest rate of 4.09%, (2) term to expiration of 5.00 years, (3) exercise price of $11.50 and (4) stock price of $10.03.

15.STOCK- BASED COMPENSATION
CEO Restriction Agreement:

Effective upon Business Combination close, the Chief Executive Officer (“CEO”) entered into a Restriction Agreement with Abacus Life, Inc. that provides terms for the CEO’s ownership interest grant that were assigned to him from the three original founders of Abacus Settlements. As of the Closing Date as provided in the Merger Agreement amended on April 21, 2023, the CEO shall receive 4,569,922 shares of Restricted Stock.

Vesting Conditions. The Company shall issue the shares of Restricted Stock either (a) in certificate form or (b) in book entry form, registered in the CEO’s name, referring to the terms, conditions and restrictions applicable to the shares as outlined below. The CEO’s Ownership Interest Grant (“Restricted Stock”) shall vest as follows:

i. 50% of the shares on the 25th month following the Effective Date,
ii. 50% of the shares on the 30th month following the Effective Date,
iii. Additionally, the Restricted Stock will become fully vested upon the first to occur of one of the following events: (i) separation from service due to disability, (ii) death, (iii) separation from service without cause; or (iv) separation from service for good reason.

CEO Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$4,583,632	$—	$4,583,632	$—

Restricted Stock activity relative to the CEO for the nine months ended September 30, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	4,569,922	10.03
Forfeited	—	—
Settled	—	—
Outstanding at September 30, 2023	4,569,922	$10.03
As of September 30, 2023, unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO was $41,252,686 with a remaining contractual life of 2.3 years.
16.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. For the year ended December 31, 2022, the Company elected to match 50% of employee contributions up to a maximum of 4% of eligible employee compensation. For the three months ended September 30, 2023 and 2022, the Company recognized expenses related to the 401(k) Plan amounting to $61,586 and $4,511, respectively and for the nine months ended September 30, 2023 and 2022, the Company recognized expenses related to the 401(k) Plan amounting to $86,901 and $12,559, respectively.
17.INCOME TAXES
Before June 30, 2023, the Company elected to file as an S corporation for Federal and state income tax purposes, as such, the Company incurred no Federal or state income taxes, except for income taxes related to their consolidated variable interest entities and subsidiaries which are taxable C corporations. These VIE’s and subsidiaries include LMATT Series 2024, Inc., the wholly owned subsidiary of LMX, which is consolidated into LMA as a VIE, as well as LMATT Growth Series 2.2024, Inc., a wholly owned subsidiary of LMATT Growth Series, Inc., and LMATTS Growth and Income Series 1.2026, Inc., a wholly owned subsidiary of LMATT Growth and Income Series, Inc., all of which are 100% owned subsidiaries and fully consolidated. Accordingly, the provision for income taxes was attributable to amounts for LMATT Series 2024, Inc, LMATT Growth Series, Inc. and LMATT Growth and Income Series, Inc.

For the three months ended September 30, 2023 and 2022, the Company recorded provision for income taxes of $1,710,315 and $352,081, respectively. The effective tax rate is 61.9% for the three months ended September 30, 2023 primarily driven by non-deductible equity compensation expense and the impact of non-taxable flow-through entities. The effective rate for the three months ended September 30, 2022 was 3.3% due to the impact of state income taxes and the release of the Company’s valuation allowance, as there was sufficient evidence of the Company’s ability to generate future taxable income at September 30, 2022.

For the nine months ended September 30, 2023 and 2022, the Company recorded provision for income taxes of $2,238,419 and $648,887, respectively. The effective tax rate is 12.7% for the nine months ended September 30, 2023. The existence of non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to vary from the statutory rate. The effective rate for the nine months ended September 30, 2022 was 2.8% due to the impact of state income taxes and the release of the Company’s valuation allowance, as there was sufficient evidence of the Company’s ability to generate future taxable income at September 30, 2022.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions as of September 30, 2023, and December 31, 2022, and did not recognize any interest or penalties related to uncertain tax positions as of September 30, 2023, and December 31, 2022.

18.RELATED-PARTY TRANSACTIONS
As of September 30, 2023 and December 31, 2022, $5,236 and $263,785, respectively, were due to members and affiliates primarily for reimbursable transaction costs as well as distributions to owners of $717,429 as a part of the Business Combination as of September 30, 2023. As of September 30, 2023 and December 31, 2022, $772,545 and $2,904,646, respectively, was due from affiliates, respectively. Additionally, the SPV Purchase and Sale Note for $25,000,000 was also recorded as a related party transaction given the transfer of cash and policies between the Company and the SPV. Also, the sponsor PIK Note is also recorded as a related party transaction given the relationship between the Sponsor and the Company. Refer to Note 13, Long-Term Debt, for more information.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company also earns service revenue related to policy and administrative services on behalf of Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $168,899 and $132,220 in service revenue related to Nova Funds for the three months ended September 30, 2023 and 2022, respectively, and earned $711,975 and $752,379 in service revenue related to Nova Funds for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, and December 31, 2022, there were $174,875 and $196,289, respectively owed from the Nova Funds, which are included as related-party receivables in the accompanying condensed consolidated balance sheets.
The Company also originates policies for the Nova Funds. For the three months ended September 30, 2023, the Company originated 7 policies for the Nova Funds with a total value of $46,650,000. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. In addition to the Nova Funds, the Company also has other affiliated investors that provide origination services. For the three and nine months ended September 30, 2022, the Company did not earn any related party origination revenue for the Nova Funds.

For the three and nine months ended September 30, 2023, revenue earned, and contracts originated are below.

Three and Nine Months Ended September 30, 2023
Origination fee revenue	$254,517
Transaction reimbursement revenue	—
Total	$254,517

Cost	$7,981
Face value	46,650,000
Total policies	7
Average Age	70

19.LEASES
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts as of September 30, 2023 and December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Assets:
Operating lease right-of-use assets	$171,295	$77,011

Liabilities:
Operating lease liability, current	173,799	48,127
Operating lease liability, non-current	—	29,268
Total lease liability	$173,799	$77,395
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s condensed consolidated statements of operations and comprehensive income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$69,904	$12,471	$94,846	$36,313
Variable lease cost	20,540	1,221	29,465	2,444
Total lease cost	$90,444	$13,692	$124,311	$38,757

The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of the lease liability
Operating cash flows from operating leases	$96,891	$36,121
ROU assets obtained in exchange for new lease liabilities	—	—
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022

Weighted-average remaining lease term (in years)	0.80	1.58
Weighted-average discount rate	3.42%	3.36%

Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at September 30, 2023 are as follows:

Operating leases
Remaining of 2023	$117,527
2024	118,058
2025	—
2026	—
2027	—
Thereafter	—
Total operating lease payments (undiscounted)	235,585
Less: Imputed interest	(61,786)
Lease liability as of September 30, 2023	$173,799

20. EARNINGS PER SHARE
Basic earnings per share (“EPS”) represents income available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding during the reported period. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public and Private Placement Warrants to purchase an aggregate of 26,150,000 shares in the calculation of diluted income per ordinary share, since the average market price of the Company’s Class A common shares for the three and nine months ended September 30, 2023 was below the warrants’ $11.50 exercise price. As a result, diluted income per share is the same as basic net income per share for the period presented.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income attributable to Longevity Market Assets	$903,361	$9,992,004	$15,739,009	$21,507,702
Weighted-average shares used in computing net income per share, basic and diluted	63,349,823	50,369,350	54,632,826	50,369,350
Basic and diluted earnings per share:	$0.01	$0.20	$0.29	$0.43

21. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the condensed consolidated balance sheet date through the date at which the condensed consolidated financial statements were issued.
Fixed Rate Senior Unsecured Notes

On November 6, 2023, the Company filed a prospectus on Form S-1 to issue and sell fixed rate senior unsecured notes up to $40,000,000 aggregate principal amount of the Company’s senior unsecured promissory notes (“Fixed Unsecured Notes”) which closed on November 10, 2023. The net proceeds after related debt issue costs, were used by the Company to repay the Owl Rock Credit Facility, with the remaining to be used for general corporate purposes. This loan is based on a fixed interest rate of 9.875%, provides for quarterly interest payments beginning on February 15, 2024, and has a term of five years with a maturity date of November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.

Long-term Incentive Plan

In October of 2023, the Compensation Committee approved the issuance of 2,468,500 restricted stock units (“RSU’s”) to executives, employees and directors as part of the Company’s 2023 Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan”) This plan provides for equity-based awards, including restricted stock units, performance stock units (“PSU”), stock options and unrestricted shares of common stock, may be granted to officers, key employees and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Equity Plan. After the issuance, 621,500 shares of common stock remained available for issuance of the 3,090,000 shares that are authorized for issuance under the Long-term Incentive Plan. The expense associated with the awards will be based on the fair value of the shares as of the grant date, where the Company will elect to straight line recognition over the vesting period, which is three years.

Each RSU entitles the unit holder to one share of common stock when the restriction expires. RSUs have service conditions associated with them that range from one to three years. In our plan, subject to continuous employment, 10% of the Initial Annual Award will vest at 12 months following the date of grant and 90% of the Initial Annual Award will vest at 36 months following the date of the grant. A minimum of 10% of the Initial Annual Award will vest if termination by the Employer without cause or by the executive for good reason occurs within the first 12 months of the grant. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of Class A common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur.

*****

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Three Months Ended June 30	Three Months Ended September 30	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022	2023	2022
Origination revenue	$1,689,088	$1,766,853	$3,252,738	$4,951,921
Related party revenue	5,195,602	4,264,628	9,931,938	14,094,223
Total revenue	6,884,690	6,031,481	13,184,676	19,046,144
Cost of revenue	1,505,333	933,089	2,734,949	4,198,402
Related party cost of revenue	3,392,647	2,930,990	6,558,354	8,453,302
Total cost of revenue	4,897,980	3,864,079	9,293,303	12,651,704
Gross Profit	1,986,710	2,167,402	3,891,373	6,394,440

OPERATING EXPENSES:
General and administrative expenses	2,297,577	2,284,061	4,848,580	6,232,419
Depreciation	2,561	3,161	5,597	9,149
Total operating expenses	2,300,138	2,287,222	4,854,177	6,241,568

Income (Loss) from operations	(313,428)	(119,820)	(962,804)	152,872

OTHER INCOME (EXPENSE)
Interest income	1,193	358	1,917	1,505
Interest (expense)	(5,863)	(2,954)	(11,725)	(2,954)
Other income	-	-	-	273
Total other income (expense)	(4,670)	(2,596)	(9,808)	(1,176)
Income (Loss) before provision for income taxes	(318,098)	(122,417)	(972,612)	151,696
Provision for income taxes	-	582	2,289	1,907
NET INCOME (LOSS) AND COMPREHENSIVE	$(318,098)	(122,999)	$(974,901)	149,789

WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER UNIT:
Basic	400	400	400	400
Diluted	400	400	400	400

NET INCOME/(LOSS) PER UNIT:
Basic earnings per unit	$(795.25)	$(307.50)	$(2,437.25)	$374.47
Diluted earnings per unit	$(795.25)	$(307.50)	$(2,437.25)	$374.47
See accompanying notes to interim condensed consolidated financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—June 30, 2022	400	$4,000	$80,000	$2,251,914	$2,335,914
Net income	-	-	-	(122,999)	(122,999)
Distributions	-	-	-	(1,439)	(1,439)
BALANCE—September 30, 2022	400	$4,000	$80,000	$2,127,476	$2,211,476

	Common Units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2021	400	$4,000	$80,000	$2,638,995	2,722,995
Net income	-	-	-	149,789	149,789
Distributions	-	-	-	(661,308)	(661,308)
BALANCE—September 30, 2022	400	$4,000	$80,000	$2,127,476	$2,211,476
See accompanying notes to interim condensed financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(974,901)	$149,789
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	19,157	17,807
Amortization expense	40,278	60,000
Amortization of deferred financing fees	11,725	1,954
Non-cash lease expense	1,210	815
Changes in operating assets and liabilities:
Related party receivables	397,039	—
Other receivables	101,203	(641,951)
Prepaid expenses	(198,643)	(33,192)
Other current assets	(26,211)	(2,561)
Certificate of deposit	—	656,250
Accrued payroll and other expenses	(17,466)	41,934
Contract liability—deposits on pending settlements	659,067	(1,096,041)
Accounts payable	(36,750)	(30,696)

Net cash used in operating activities	(24,292)	(875,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,394)	(57,546)
Purchase of intangible asset	—	(15,000)
Due from members and affiliates	(74,134)	(58,275)

Net cash used in investing activities	(182,528)	(130,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)	(11,857)
Distributions to members	(442,283)	(661,308)

Net cash used in financing activities	(443,694)	(673,165)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(650,514)	(1,679,878)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,458,740	2,599,302

End of period	$808,226	$919,424
See accompanying notes to interim condensed financial statements.

ABACUS SETTLEMENTS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS
Abacus Settlements, LLC d/b/a Abacus Life (“Abacus”) was formed in 2004 in the state of New York. In 2016, the Company obtained its licensure in Florida and re-domesticated to that state. On June 13, 2023, the Company re-domesticated to Delaware.
Abacus acts as a purchaser of outstanding life insurance policies (“Provider”) on behalf of investors (“Financing Entities”) by locating policies and screening them for eligibility for a life settlement, including verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates, also known as origination services. When the sale of a policy is completed, this is deemed “settled” and the policy is then referred to as either a “life settlement” in which the insured’s life expectancy is greater than two years or “viatical settlement,” in which the insured’s life expectancy is less than two years.
Abacus is not an insurance company, and therefore Abacus does not underwrite insurable risks for its own account. On August 30, 2022, Abacus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East Resources Acquisition Company (“ERES”), which was subsequently amended on October 14, 2022. As part of the Merger Agreement, the holders of Abacus’ common units together with the holders of Longevity Markets Assets, LLC (“LMA”), a commonly owned affiliate, will receive aggregate consideration of $531,750,000, payable in a number of newly issued shares of ERES Class A common stock, par value $0.0001 per share (“ERES Class A common stock”), with a value ascribed to each share of ERES Class A common stock of $10.00 and, to the extent the aggregate transaction proceeds exceed $200.0 million, at the election of Abacus’ and LMA’s members, up to $20.0 million of the aggregate consideration will be payable in cash to the Abacus’ and LMA’s members. The transaction closed on June 30, 2023 upon shareholder approval and customary closing conditions.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed balance sheet as of June 30, 2023, was derived from amounts included in Abacus’ annual financial statements for the year ended December 31, 2022. Such amounts are included within the condensed consolidated financial statements of Abacus Life, Inc. (the “Company”). Capitalized terms used herein without definition have the meanings ascribed to them in Abacus’ financial statements for the year ended December 31, 2022. Refer to this note in the annual financial statements for the full list of the Company’s significant accounting policies. The details in those notes have not changed except as discussed below and as a result of normal adjustments in the interim periods.
Basis of Presentation—The accompanying condensed financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).
Unaudited Condensed Financial Statements—The condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of Abacus’ financial position as of June 30, 2023, and the condensed results of its operations and comprehensive income/(loss) and cash flows for the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2022. The condensed results of operations and comprehensive income/(loss) and cash flows for the period January 1, 2023 to June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period.

Use of Estimates—The preparation of US GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities at the date of financial statements and the reports amounts of revenue and expenses during the reporting periods. Abacus’ estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from the estimates. Estimates are used when accounting for revenue recognition and related costs, the selection of useful lives of property and equipment, impairment testing, valuation of other receivables from clients, income taxes, and legal reserves.
Going Concern—Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Abacus’ ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about Abacus’ ability to continue as a going concern within one year after the date these financial statements were issued.
Other receivables—Other receivables include origination fees for policies in which the rescission period has ended, but the funds have not been received yet from financing entities. These fees were collected in the subsequent month.
Abacus provides an allowance for credit losses equal to the estimated collection losses that will be incurred in collection of all receivables. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is deemed remote. Abacus does not have any material allowance for credit losses as of June 30, 2023 or December 31, 2022.
If the financial condition of Abacus’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Abacus did not record material allowance for credit losses as of June 30, 2023, and December 31, 2022, respectively.
Concentrations—All of Abacus’ revenues are derived from life settlement transactions in which Abacus represents Financing Entities that purchased existing life insurance policies. One financing entity, a company in which the Abacus’ members own interests, represented 23% and 63% of Abacus’ revenues in six months ended June 30, 2023 and nine months ended September 30, 2022, respectively. Abacus originates policies through three different channels: Direct to Consumer, Agent, and Broker. Two brokers represented the sellers for over 10% of Abacus’ life settlement commission expense during the period six months ended June 30, 2023. No single broker represented the sellers for over 10% of Abacus’ life settlement commission expense during the period nine months ended September 30, 2022. Abacus maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. Abacus periodically assesses the financial condition of the institution and believes that the risk of loss is minimal.
Advertising—All advertising expenditures incurred by Abacus are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying condensed statements of operations and comprehensive income/(loss). Advertising expense totaled $367,418 and $421,088 for three months ended June 30, 2023 and September 30, 2022, respectively. Advertising expense totaled $741,789 and $975,890 for six months ended June 30, 2023 and nine months ended September 30, 2022, respectively.

3.SEGMENT REPORTING
Operating as a centrally led life insurance policy intermediary, Abacus’ president and chief executive officer is the chief operating decision maker who allocates resources and assesses financial performance based on financial information presented for Abacus as a whole. As a result of this management approach, Abacus is organized as a single operating segment.
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of Abacus’ revenue by major sources for three months ended June 30, 2023 and 2022, and for six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2022	2023	2022

Agent	$3,334,402	$2,982,371	$7,143,016	$8,673,072
Broker	2,809,499	2,128,912	4,675,973	7,856,882
Client direct	740,789	920,197	1,365,687	2,516,190

Total	$6,884,690	$6,031,480	$13,184,676	$19,046,144
5.INCOME TAXES
Since Abacus elected to file as an S corporation for federal and State income tax purposes, Abacus incurred no federal or state income taxes. Accordingly, provision for income taxes is attributable to minimum state tax payments that are due regardless of their S corporation status and income position.
For the three months ended June 30, 2023, Abacus did not record provision for income taxes. For the three months ended September 30, 2022, Abacus recorded provision for income taxes of $582. For the six months ended June 30, 2023 and nine months ended September 30, 2022, Abacus recorded provision for income taxes of $2,289 and $1,907, respectively, which consist of state minimum taxes for state taxes that have been paid and settled during the period. The effective tax rate was approximately (0.24%) for the six months ended June 30, 2023, compared to 1.26% for the nine months ended September 30, 2022.
Given Abacus' S Corporation status, temporary book and tax differences do not create a deferred tax asset or liability on the balance sheets. Accordingly, an assessment of realizability of any deferred tax asset balances is not relevant.
6.RETIREMENT PLAN
Abacus provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus are eligible to receive employer-matching contributions. Abacus may match contributions to the Plan, up to 4% of compensation. For the three months ended June 30, 2023 and September 30, 2022, and for six months ended June 30, 2023 and nine months ended September 30, 2022, Abacus made no discretionary contribution to the Plan.

7.RELATED-PARTY TRANSACTIONS
Abacus has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova Funds. For the three months ended June 30, 2023 and September 30, 2022, Abacus originated 38 and 82 policies, respectively, for the Nova Funds with a total value of $56,688,680 and $93,605,072, respectively. For the six months ended June 30, 2023 and nine months ended September 30, 2022, Abacus originated 72 and 265 policies, respectively, for the Nova Funds with a total value of $96,674,080 and $376,409,910, respectively. For its origination services to the Nova Funds, Abacus earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and nine months ended September 30, 2022, revenue earned, and contracts originated are as follows:

	Three Months Ended June 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2022	2023	2022

Origination fee revenue	$1,504,532	$8,008,816	$2,952,837	$8,008,816
Transaction reimbursement revenue	75,332	235,455	140,960	235,455

Total	$1,579,864	$8,244,271	$3,093,797	$8,244,271

Cost	$5,290,504	$4,511,346	$11,656,637	$4,511,346
Face value	56,688,680	93,605,072	96,674,080	376,409,910
Total policies	38	82	72	265
Average Age	76	75	75	75
In addition to the Nova Funds, Abacus also has another affiliated investor that they provide origination services for. Total revenue earned related to the other affiliated investor was $3,615,738 and $1,155,000, of which $3,615,739 and $955,000 related to LMA for the three months ended June 30, 2023 and September 30, 2022, respectively. Total cost of sales related to the other affiliated investor was $2,623,201 and $1,055,000, of which $2,623,201 and $875,000 related to LMA for three months ended June 30, 2023 and September 30, 2022, respectively.

Total revenue earned related to the other affiliated investor was $6,838,141 and $2,066,700, of which $6,794,641 and $1,425,200 related to LMA, for the six months ended June 30, 2023 and nine months ended September 30, 2022, respectively. Total cost of sales related to the other affiliated investor was $5,020,603 and $1,667,700, of which $5,012,103 and $1,201,200 related to LMA for the six months ended June 30, 2023 and the nine months ended September 30, 2022, respectively. In addition, there is a related party receivable due from LMA related to transaction expenses of $19,246 and $190,805 as of June 30, 2023 and September 30, 2022, respectively, which is included as due from members and affiliates in the accompanying condensed balance sheets.

8. SUBSEQUENT EVENT

On June 30, 2023, Abacus consummated the merger with LMA. Abacus has evaluated its subsequent events through August 14, 2023, the date that the financial statements were issued and determined that there were no events that occurred that required disclosure.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ABACUS LIFE, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Abacus Life, Inc.’s financial condition and results of operations. This discussion should be read in conjunction with Abacus Life, Inc.’s financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Life, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Life, Inc..

Overview
Abacus Life, Inc. (“Company”) was formerly known as East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. Abacus Life, Inc. conducts its business through its wholly-owned, consolidated subsidiaries, primarily Abacus Settlements LLC (“ Abacus Settlements” or “Abacus”) and Longevity Market Assets, LLC (“LMA”), which are Delaware limited liability companies and headquartered in Orlando, Florida.

The Company, through its LMA subsidiary, directly acquires life insurance policies in a mutual beneficial transaction for both us and the underlying insured. With meaningful support from our proprietary risk rating heat map, we consistently evaluate policies (at origination and throughout the lifecycle) to generate essentially uncorrelated risk adjusted returns. Additionally, we provide a range of services for owners of life settlement assets.

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

Additionally, the Company, through its LMA subsidiary, provides a wide range of services to owners and purchasers of life settlements assets (i.e., acquired policies). More specifically, Abacus Life, Inc. provides consulting, valuation, actuarial services, and perform administrative work involved in keeping a policy in force and at the premium level most advantageous to the owner. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for large institutional life settlement funds. We generate revenue on these services by charging a base servicing fee of approximately 0.5% of total asset value of the portfolio or flat rate per policy. We categorize this revenue as “Servicing” or “Portfolio servicing revenue.”

The Company, through its Abacus Settlements subsidiary, originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors (“Financing Entities”) and for the Company to invest in the life settlement asset class. Specifically, the Company originates policies through three primary origination channels (Agents/Financial Advisors, Direct-to-Consumers, Life Settlement Brokers) and Third-Party Intermediaries, screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of face value (“Origination Revenue”).

Our Business Model

As mentioned in the above Overview section, Abacus Life, Inc. generates revenue in three main ways. The first channel is through our active portfolio management strategy (“Active management revenue”), whereby we can (i) generate a spread on traded policies, (ii) hold policies on our balance sheet (paying premiums over time and receiving the payout/claim), or (iii) generate unrealized gains or losses on policies purchased by our Structured Note Offerings (LMATT Series 2024, Inc., LMATT Growth Series 2.2024, Inc., and LMATT Growth and Income Series 1.2026, Inc.) and Income Funds (LMA Income Series, LP, and the LMA Income Series II, LP). The second channel is from portfolio and policy servicing activities (“Portfolio servicing revenue”), whereby we provide a range of services to life settlement asset owners. The third channel is from origination services rendered by serving as a life settlement provider when purchasing outstanding life insurance policies.

Active management revenue derives from buying and selling policies; and the receipt of death benefits proceeds on policies we hold where the insured dies. Of the purchased policies, some are purchased with the intent to hold to maturity, while others are held for trading to be sold for a gain. We historically elected to account for each investment in life settlement contracts using either the investment method or the fair value method. Once the accounting method is elected for each policy, it cannot be changed. The Company accounts for life settlement policies purchased through the structured note and fund offerings on a fair value basis, and investment method basis at cost plus premiums paid. For all policies purchased after June 30, 2023, the Company accounts for these under the fair value method. For policies purchased before June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.

For the life settlement policies accounted for under the fair value method, these policies are part of the collateral consideration for the market linked structured notes issued under LMX Series, LLC and LMA Series, LLC subsidiaries where quarterly valuations are a condition of the private placement memorandum. Given that there is a valuation requirement stipulated in the notes, management has elected to use the fair value method for these policies as the information is readily available and also captures the change in fair value within the income statement when those changes occur as opposed to when the policies are sold or mature. For policies held at fair value, changes in fair value are reflected in operations in the period the change is calculated. Under the investment method, investments in contracts are recorded at investment price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. Gains/losses on sales of such are recorded at the time of sale or maturity. Under the fair value method, we record the initial investment of the transaction price and remeasure the investment at fair value at each subsequent reporting period. Changes in fair value are reported in revenue when they occur, including those related to life insurance proceeds (policy maturities) and premium payments. Upon sale of a life settlement contract, we record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract.

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

Portfolio servicing revenue also consists of revenue related to consulting engagements. We provide consulting services for the owners of life settlement contracts who are often customers of the servicing business line, or customers of the origination channel. These consulting engagements are comprised of valuation, actuarial services, and overall policy assessments related to life settlement contracts and are short-term in nature. The performance obligations are typically identified as separate services with a specific deliverable or a group of deliverables to be provided in tandem, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer.

As a life settlement provider, the Company serves as a purchaser of outstanding life insurance policies. When serving as a purchaser, the Company’s primary purpose in the transaction is to connect buyers and sellers through an origination process. The origination process is core to the Company’s business and drives its economics. The Company averages approximately 2% of face value in origination fees on policies and has developed three high quality origination channels which include agents and Financial Advisors, direct to consumer and Life Settlements Brokers. The Company also originates policies with Third-Party Intermediaries. Generally, diversification across multiple origination channels lowers average policy acquisition costs and increases estimated returns. The Company finds sellers through its origination channels using strategic marketing practices in its core markets, with the purpose of finding policy owners who want to capitalize on their investments prior to death by extracting value from their policies through the sale of such policies to Financing Entities.

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
Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Portfolio servicing revenue
Related party service revenue	$168,899	$132,220	$711,975	$752,379
Portfolio servicing	55,670	250,025	102,651	620,194
Total portfolio servicing revenue	224,569	382,245	814,626	1,372,573
Active management revenue
Investment Income from life insurance policies held using investment method	1,817,764	10,629,978	18,473,597	24,610,444
Change in fair value of life insurance policies (policies held using fair value method)	17,108,380	495,525	21,447,464	3,801,031
Total active management revenue	18,926,144	11,125,503	39,921,061	28,411,475
Origination revenue
Related Party origination revenue	254,517	—	254,517	—
Origination Revenue	1,715,700	0	1,715,700	—
Total origination revenue	1,970,217	0	1,970,217	—
Total revenues	21,120,930	11,507,748	42,705,904	29,784,048

Cost of revenue (excluding depreciation and amortization stated below)
Total cost of revenue	3,364,957	1,754,894	4,827,907	3,840,969
Gross Profit	17,755,973	9,752,854	37,877,997	25,943,079
Operating expenses
Sales and marketing	1,704,154	14,905	3,116,999	1,664,403
General and administrative (including stock based compensation of $4,538,632)	9,838,951	59,816	11,113,382	706,523
Unrealized loss (gain) on investments	306,800	246,846	(491,356)	1,301,821
(Gain) loss on change in fair value of debt	(2,088,797)	(1,235,032)	309,865	(859,519)
Depreciation and amortization expense	1,694,853	1,071	1,696,994	3,211

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating expenses	11,455,961	(912,394)	15,745,884	2,816,439
Operating Income	6,300,012	10,665,248	22,132,113	23,126,640
Other income (expense)
Loss on change in fair value of warrant liability	(943,400)	—	(943,400)	—
Other income (expense)	20,086	42,289	(1,565)	(199,958)
Interest (expense)	(2,679,237)	—	(3,620,695)	—
Interest income	63,826	—	71,283	—
Net income before provision for income taxes	2,761,287	10,707,537	17,637,736	22,926,682
Income tax expense	1,710,315	352,081	2,238,419	648,887
Net income	1,050,972	10,355,456	15,399,317	22,277,795
Less: Net income (loss) attributable to noncontrolling interest	147,611	363,452	(339,692)	770,093
Net income attributable to Abacus Life, Inc.	$903,361	$9,992,004	15,739,009	$21,507,702

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

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Related party servicing revenue	$168,899	$132,220	$36,679	27.7%

Related party servicing revenue increased by $36,679, or 27.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in related party servicing revenue is primarily due to servicing more policies owned by the joint venture for the three months at September 30, 2023.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Related party servicing revenue	$711,975	$752,379	$(40,404)	(5.4)%

Related party servicing revenue decreased by $40,404, or 5.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in related party servicing revenue is primarily due to servicing less policies for the Nova Portfolio at September 30, 2023. Total policy count for the Nova Portfolio was 320 and 400 for the periods ended September 30, 2023 and September 30, 2022, respectively. This translated to total invested dollars of $144,635,789 and $153,272,988 as of September 30, 2023 and September 30, 2022, respectively.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Portfolio servicing revenue	$55,670	$250,025	$(194,355)	(77.7)%

Portfolio servicing revenue decreased by $194,355 or 77.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to a reduction in the non-recurring consulting projects during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. There were no new non-recurring consulting projects initiated during the third quarter 2023 to servicing more external funds.
mor3.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Portfolio servicing revenue	$102,651	$620,194	$(517,543)	(83.4)%

Portfolio servicing revenue decreased by $517,543, or 83.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to a reduction in the non-recurring consulting projects in 2023.

Active management revenue

Active management revenue is generated by buying, selling, and trading policies and maintaining policies through to receipt of maturity or death benefits. Policies are accounted for under both the investment method and fair value method. We have elected on an instrument-by-instrument basis to account for these policies under the investment method, pursuant to ASC 323-30-25-2. Abacus Life, Inc. engages in direct buying and selling of life settlement policies whereby each potential policy is independently researched to determine if it would be a profitable investment. Newly acquired policies purchased are measured under the fair value method and will either be sold or held until the policies mature. Upon sale of a life settlement contract, the company will record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Active management revenue
Policies accounted for under the investment method	$1,817,764	$10,629,978	$(8,812,214)	(82.9)%
Policies accounted for under the fair value method	17,108,380	495,525	16,612,855	3,352.6%
Total active management revenue	$18,926,144	$11,125,503	$7,800,641	70.1%

Total active management revenue increased by $7,800,641, or 70.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in active management revenue was primarily attributable to an increase in active management services. As of September 30, 2023, Abacus Life, Inc. holds 240 policies, of which 228 are accounted for under the fair value method and 12 are accounted for using the investment method (cost, plus premiums paid). Policies recorded under the investment method resulted in a revenue decrease of $8,812,214 or 82.9%, which is due to the Company electing to use the fair value method for all policies purchased subsequent to June 30, 2023. The aggregate face value of policies accounted for using the investment method is $37,300,000 as of September 30, 2023, with a corresponding carrying value of $4,116,499. Additional information regarding policies accounted for under the investment method is as follows:

	Three Months Ended September 30,
	2023	2022
Investment method:
Policies bought	0	10
Policies sold	34	4
Policies matured	0	1
Average realized gain (loss) on policies sold	29.2%	13.5%
Number of external counter parties that purchased policies	5	4

Policies accounted for under the fair value method, resulted in a revenue increase of $16,612,855 driven primarily by a realized gain on the sale of 78 policies of $7,789,464 for the three months ended September 30, 2023. In the three months period ended September 30, 2023, an unrealized gain of $10,940,077 was recorded on 149 policies purchased. For the policies held at fair value, the unrealized gain on policies of $10,940,077 represents a change in fair value of the aforementioned policies. The Company realized a gain of $7,789,464 for the three months ended September 30, 2023 for 78 policies that sold that were included in the change in fair value of life insurance policies held using the fair value method and made premium payments of $1,621,161, which were also included in the same line item. Additional information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended September 30,
	2023	2022
Fair value method:
Policies bought	149	0
Policies sold	78	0
Policies matured	0	1
Average realized gain (loss) on policies sold	12.7%	0
Number of external counter parties that purchased policies	10	0

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Active management revenue
Policies accounted for under the investment method	$18,473,597	$24,610,444	$(6,136,847)	(24.9)%
Policies accounted for under the fair value method	21,447,464	3,801,031	17,646,433	464.3%
Total active management revenue	$39,921,061	$28,411,475	$11,509,586	40.5%

Total active management revenue increased by $11,509,586, or 40.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in active management revenue was primarily attributable to an increase in policy purchase and sale activity. Policies recorded under the fair value method resulted in an increase of $17,646,433, or 464.3%. Aggregate face value of policies accounted for using the investment method is $14,575,000 as of September 30, 2023, with a corresponding carrying value of $9,889,610. Additional information regarding policies accounted for under the investment method is as follows:

	Nine Months Ended September 30,
	2023	2022
Investment method:
Policies bought	165	90
Policies sold	161	52
Policies matured	2	1
Average realized gain (loss) on policies sold	19.0%	13.5%
Number of external counter parties that purchased policies	15	8

Policies accounted for under the fair value method resulted in an increase in revenue of $17,646,433 driven primarily by a realized gain on life settlement policies of $9,688,422 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Aggregate face value of policies held at fair value is $303,605,030 as of September 30, 2023, with a corresponding fair value of $83,585,374. For the policies held at fair value, the unrealized gain recorded on 218 purchased policies as of $14,259,665 represents a change in fair value of the aforementioned policies. The Company realized a gain of $9,688,422 for the nine months ended September 30, 2023 for 89 sold policies that were included in the change in fair value of life insurance policies held using the fair value method and made premium payments of $2,500,623, which were also included in the same line item. Additional information regarding policies accounted for under the fair value method is as follows:

	Nine Months Ended September 30,
	2023	2022
Fair value method:
Policies bought	218	32
Policies sold	89	0
Policies matured	1	1
Average realized gain (loss) on policies sold	12.5%	—%
Number of external counter parties that purchased policies	10	0

Origination Revenue

Through the origination segment, the Company originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors interested in investing in the life settlement asset class. Specifically, Company originates policies through three primary origination channels (agents/financial advisors, direct-to-consumers, life settlement brokers and third-party intermediaries), screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. The Company has a related party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of the Company jointly own 11% of the Nova Funds. The pricing for origination fees is governed by origination contracts that have been negotiated by both parties and are considered to be arms-length and consistent with origination fees charged to third party customers. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Related Party origination revenue	$254,517	$—	$254,517	100%

Related party origination revenue increased to $254,517 from $0, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Revenue from originations arose due to Business Combination of LMA and Abacus Settlements on June 30, 2023 as this stream of revenue comes from Abacus Settlements LLC business.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Origination Revenue	$1,715,700	$—	$1,715,700	100%

Origination Revenue increased to $1,715,700 from $0, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Origination Revenue occurred due to Business Combination of LMA and Abacus Settlements on June 30, 2023 as this stream of revenue comes from the Abacus Settlements business.

Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenues (excluding depreciation and amortization) primarily consists of servicing fees, escrow fees, payroll costs for employees who service and actively managed policies, and consulting expenses for discretionary commissions directly related to active management trading revenue. Also, it includes the stock-based compensation expense and the third-party commissions, which includes third-party sales and marketing commission fees, as well as transaction costs that are reimbursed as part of the origination activity. The payroll costs related to policy servicing are for recurring and non-recurring projects where the time incurred for servicing policies is measurable and directly correlates to revenue earned. Similarly, consulting expenses are for discretionary commissions earned directly related to revenue generated as part of the Active management revenue stream.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$3,364,957	$1,754,894	$1,610,063	91.7%

Cost of revenues (excluding depreciation and amortization) increased by $1,610,063, or 91.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in cost of revenues is primarily due to an increased cost of revenue for Abacus Settlement primarily for third party commissions for origination activity, increase of payroll expenses related to increased headcount, changes to various benefit packages, and the expansion of active management services in 2023.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$4,827,907	$3,840,969	$986,938	25.7%

Cost of revenues (excluding depreciation and amortization) increased by $986,938, or 25.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in cost of revenues is primarily due to an increase of payroll expenses related to increased headcount, changes to various benefit packages, cost of revenue for Abacus Settlement primarily for third party commissions for origination activity, the issuance of stock-based compensation expense and expansion of active management services in 2023. Related party cost of revenue of $7,981 is associated with third party commission expense for related party origination activity, which is now included within the consolidated financial statements for the Company subsequent to the Business Combination that took place on June 30, 2023.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$17,755,973	$9,752,854	$8,003,119	82.1%

Gross profit increased by $8,003,119, or 82.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in gross profit is primarily due to an increase in active management services and origination revenue, offset by an increase in cost of revenues.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$37,877,997	$25,943,079	$11,934,918	46.0%

Gross profit increased by $11,934,918, or 46.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in gross profit is primarily due to an increase in active management services, offset by an increase in cost of revenues.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising and marketing related expenses.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Sales and marketing expenses	$1,704,154	$14,905	$1,689,249	11,333.4%

Sales and marketing expenses increased by $1,689,249 or 11,333.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in sales and marketing expense was attributable to an increase in television advertising costs.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Sales and marketing expenses	$3,116,999	$1,664,403	$1,452,596	87.3%

Sales and marketing expenses increased by $1,452,596, or 87.3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in sales and marketing expense was attributable to an increase in television advertising costs in the last nine months of 2023.

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

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
General and administrative (including stock based compensation of $4,583,632)	$9,838,951	$59,816	$9,779,135	16,348.7%

General, administrative, and other increased by $9,779,135, or 16,348.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is related to various expenses, included but not limited to increases in stock based compensation of $4,583,632, payroll expenses of $2,197,564, legal consulting fees of $682,273 in connection with the Merger Agreement, Life Expectancy report fees of $515,903, medical record consulting fees of $279,591, Directors and Officers insurance of $185,377, financing charges related to debt issuance of $133,211, due to expansion of active management services. The remaining difference is attributable to other various consolidated entities pertaining to policy servicing and administrator expenses, and accounting fees in connection with the Business Combination.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
General and administrative (including stock based compensation of $4,583,632)	$11,113,382	$706,523	$10,406,859	1,473.0%

General, administrative, and other increased by $10,406,859, or 1,473.0%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is relates to various expenses, including but not limited to increases in the stock based compensation of $4,583,632, payroll expense of $2,197,564, legal consulting fees of $729,076 in connection with the Merger Agreement, Life Expectancy report fees of $515,903, medical record consulting fees of $412,279, bank fee of $231,570, Directors and Officers insurance of $185,377, financing charges related to debt issuances of $133,211, and Errors and Omissions insurance of $116,343 due to expansion of active management services. The remaining difference is attributable to other various consolidated entities pertaining to policy servicing and administrator expenses, and accounting fees in connection with the Business Combination.

Depreciation and amortization expense

Depreciation and amortization expense consists primarily of depreciation on property and equipment purchased and leasehold improvements and amortization of intangible assets. The property at the Company currently consists of furniture, fixtures and leasehold improvements for the office and are not directly used to support the servicing or trading of life settlement policies. The intangible assets at the Company consist of customer relationships, internally developed and used technology, and non-compete agreements.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Depreciation and amortization	$1,694,853	$1,071	$1,693,782	158,149.6%

The increase of $1,693,782, or 158,149.6%, in depreciation and amortization expense is related to $1,682,083 amortization of intangible assets related to the customer relationships, internally developed and used technology, trade name, non-compete agreements and licensing, and current depreciation of $12,770. The increase of $11,699 in depreciation expense is related to the purchase of additional computers by the Company in the third quarter of 2023. There was no amortization recorded in the third quarter of September 30, 2022.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Depreciation and amortization	$1,696,994	$3,211	$1,693,783	52,749.4%

The increase of $1,693,783, or 52,749.4%, in depreciation and amortization expense is related to $1,682,083 amortization of intangible assets related to the customer relationships, internally developed and used technology, trade name, non-compete agreements and licensing, and depreciation of $14,911. The increase of $11,700 in depreciation expense related to purchase of additional computers by the Company in the third quarter of 2023. There was no amortization expense recorded during the nine month ended September 30, 2022.

Unrealized Loss (Gain) on Investments

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Unrealized gain on investments	$306,800	$246,846	$59,954	24.3%

Unrealized gain on investments increased by $59,954 or 24.3% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The primary cause of this increase is driven by changes in fair value of purchased put and call options. During the three months ended September 30, 2023, the unrealized gain was $195,521, $105,038 and $2,766 for LMATT Series 2024, Inc., LMATT Growth Series, Inc., and LMATT Growth and Income Series Inc, respectively, which represents a change in fair value of those options and is classified as an unrealized loss on investments within the results of operations.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Unrealized loss (gain) on investments	$(491,356)	$1,301,821	$(1,793,177)	(137.7)%

Unrealized loss (gain) on investments decreased by $1,793,177 or 137.7% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. During the first and third quarters of 2022, the Company, through three subsidiaries, LMATT Series 2024, Inc., LMATT Growth Series, Inc., LMATT Growth and Income Series, Inc. purchased S&P 500 call options and sold S&P 500 put options through a broker as an economic hedge related to the market-indexed instruments described below. The primary cause of this decrease pertains to $345,297, $125,194 and $20,865, respectively, which represents a change in fair value of those options and is classified as an unrealized loss on investments within the results of operations.

(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
(Gain) loss on change in fair value of debt	$(2,088,797)	$(1,235,032)	$(853,765)	69.1%

Change in gain on fair value of debt increased by $853,765, or 69.1% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily attributable to changes in the risk-free fair value of LMATT Series 2024, Inc., LMATT Growth Series, Inc., LMATT Growth and Income Series, Inc. related debt.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
(Gain) loss on change in fair value of debt	$309,865	$(859,519)	$1,169,384	(136.1)%

Change in gain on fair value of debt decreased by $1,169,384, or 136.1% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease is primarily attributable to changes in the risk-free fair value of LMATT Series 2024, Inc., LMATT Growth Series, Inc., LMATT Growth and Income Series, Inc. related debt.
On March 31, 2022, LMATT Series 2024, Inc., a 70% owned subsidiary which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of September 30, 2023, $9,866,900 of the principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2023, the fair value of the LMATT Series 2024, Inc. notes were $9,311,800. The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 options, and life settlement policies totaling $10,358,535 as of September 30, 2023. The note’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.

On September 16, 2022, LMATTS Growth Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. As of September 30, 2023, the entire principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $3,027,681. The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $2,983,754 as of September 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.

Additionally, on September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes a 4% dividend feature that will be paid annually. As of September 30, 2023, the entire principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $427,284. The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $369,253 as of September 30, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply. See additional fair value considerations within Note 12 of the Company’s interim financial statements.

Other Income (Expense)

Other income (expense) consists of working capital support that the Company provides to two life settlement Providers through the SSES further discussed in Note 11 of the Company’s interim financial statement. The Company entered into the SSES with the Providers and simultaneously acquired an option to purchase the outstanding equity ownership of the Providers, upon the achievement by the Providers of certain financial targets. For the years ended December 31, 2022 and December 31, 2021, the Providers were considered to be VIEs, but were not consolidated in our interim condensed consolidated financial statements as we do not hold a controlling financial interest in the Providers.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Other income (expense)	$20,086	$42,289	$(22,203)	(52.5)%
Interest (expense)	(2,679,237)	—	(2,679,237)	100%
Interest income	63,826	—	63,826	100%
Loss on change in fair value of warrant liability	(943,400)	—	(943,400)	100%

Other income (expense) decreased by $22,203, or 52.5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in other income is driven by a reduction in expense support provided to the Providers.

Interest expense was $2,679,237 for the three months ended September 30, 2023, compared to $0 the three months ended September 30, 2022. Interest expense increase is driven by the Owl Rock Credit Facility, the SPV Purchase and Sale Note, and the Sponsor PIK Note. Refer to Note 13 of the Company’s interim financial statements for additional information. The remaining increase is attributable to interest expense related to LMATT Growth & Income Series, Inc. and the dividend required to be paid out by the LMA Income Series, LP and LMA Income Series II, LP to its limited partner investors.

Interest income was $63,826, for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022. The increase in interest income is due to money market sweeps that LMA and its subsidiaries participated in during the third quarter of 2023.

Loss on change in fair value of warrant liability was $943,400 for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022. The loss is primarily attributable to the increase in the price for the public warrants from June 30, 2023 to September 30, 2023, which is a determining factor for measuring the fair value of the private warrants.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Other income (expense)	$(1,565)	$(199,958)	$198,393	(99.2)%
Interest (expense)	(3,620,695)	—	(3,620,695)	100%
Interest income	71,283	—	71,283	100%
Loss on change in fair value of warrant liability	(943,400)	—	(943,400)	100%

Other expense decreased by $198,393, or 99.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in other expense is driven by reduction of excess return expense. The remaining difference is attributable to dividend income at LMA Income Series GP and other income at Regional Investment Services for the nine months ended September 30, 2023.

Interest expense was $3,620,695 for the nine months ended September 30, 2023, compared to $0 for the nine months ended September 30, 2022. Interest expense increase is related to the Owl Rock Credit Facility, the SPV Purchase and Sale Note, and the Sponsor PIK Note, and the launch of two Income funds, LMA Income Series, LP and LMA Income Series II, LP for the nine months ended September 2023.

Interest income was $71,283, for the nine months ended September 30, 2023, compared to $0 the nine months ended September 30, 2022. The increase of $63,825 in interest income is due to money market sweeps that LMA and its subsidiaries participated in the third quarter of 2023. The remaining difference is attributable to interest on proceeds from policies that matured in the first three months of 2023.

Loss on change in fair value of warrant liability was $943,400, for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022. The loss is primarily attributable to the increase in the price for the public warrants from June 30, 2023 to September 30, 2023, which is a determining factor for measuring the fair value of the private warrants.

Income Tax Expense

Prior to the Business Combination, the Company elected to file as an S corporation for federal and Florida state income tax purposes. As such, the Company incurred no federal or Florida state income taxes, except for income taxes recorded related to LMATT Series 2024, Inc., a Delaware C corporation and wholly owned subsidiary of LMX Series, LLC, which are consolidated by the Company. Accordingly, the income tax expense has historically been attributable to income tax expense for LMATT Series 2024, Inc. However, the Business Combination resulted in changes to the tax status of certain entities which impacted the provision for income taxes by $1,383,692.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Income tax expense	$1,710,315	$352,081	$1,358,234	385.8%

Income tax expense increased by $1,358,234, or 385.8% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Our effective income tax rate for the three months ended September 30, 2023 and three months September 30, 2022, was 61.9% and 3.3%, respectively. The Company's effective tax rate as of September 30, 2022 differed from the statutory rate of 21.0% due to state taxes and the release of the valuation allowance. The income tax expense for the three months ended September 30, 2023 is mainly related to the unfavorable adjustment related to restricted stock award deductions limited by IRC 162(m).

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Income tax expense	$2,238,419	$648,887	$1,589,532	245.0%

Income tax expense increased by $1,589,532, or 245.0% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our effective income tax rate for the nine months ended September 30, 2023 and nine months ended September 30, 2022, was 12.7% and 2.8%, respectively. The Company's effective tax rate as of September 30, 2022 differed from the statutory rate of 21.0% due to the impact of state income taxes and valuation allowance released, as there was sufficient evidence of the Company’s ability to generate future taxable income at September 30, 2022. The existence of non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to be significantly lower than the statutory rate for the nine months ended September 30, 2023. The income tax expense for the nine months ended September 30, 2023 is mainly related to the unfavorable adjustment related to restricted stock award deductions limited by IRC 162(m).

Results of Operations—Segment Results

The Company organizes its business into three reportable segments (i) portfolio servicing, (ii) active management, and (iii) originations, which generate revenue in different manners. During 2021, we primarily focused on the Portfolio Servicing business. At the end of June 2021, we underwent a change in our business to focus on active management services in addition to portfolio servicing. Finally, the Company originates life insurance policies as a result of the Business Combination.

This segment structure reflects the financial information and reports used by the Company's management, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocations and performance assessments as well as the current operating focus in accordance with ASC 280, Segment Reporting. The Company's CODM is the Chief Executive Officer of the Company.

The portfolio servicing segment generates revenues by providing policy services to customers on a contract basis. The active management segment generates revenues by buying, selling and trading policies and maintaining policies through to death benefit. The origination segment generates revenue by originating life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors interested in investing in the life settlement asset class. The Company's reportable segments are not aggregated.

The following tables provides supplemental information of revenue and profitability by operating segment:

Portfolio Servicing

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Total revenue	$224,569	$382,246	$(157,677)	(41.3)%
Gross profit (Loss)	(626,045)	(106,817)	(519,228)	486.1%

Total revenue for the portfolio servicing segment decreased by $157,677, or 41.3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to a decrease in the non-recurring consulting projects in Portfolio servicing revenue. Gross profit from our portfolio servicing segment decreased by $519,228 or 486.1%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in gross margin is primarily due to increases in total cost of revenue of $361,552 or 74.0% and the reduction of revenue by $157,677, or 41.3%.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Total revenue	$814,626	$1,372,573	(557,947)	(40.6)%
Gross profit (Loss)	(792,173)	561,935	(1,354,108)	(241.0)%

Total revenue for the portfolio servicing segment decreased by $557,947 or 40.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in portfolio servicing revenue is primarily attributable to a decrease in the non-recurring consulting projects in Portfolio servicing revenue. Gross profit from our portfolio servicing segment decreased by $1,354,108, or 241.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in gross margin is primarily due to increases in total cost of revenue of $796,161, or 98.2% and the reduction of revenue by $557,947, or 40.6%.

Active Management

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Total revenue	$18,926,144	$11,125,503	7,800,641	70.1%
Gross profit	13,856,637	9,859,672	3,996,965	40.5%

Total revenue for the active management segment increased by $7,800,641, or 70.1% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Gross profit from our active management segment increased by $3,996,965, or 40.5% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in active management revenue and gross profit was primarily attributable to the increase in revenue of $7,800,641 or 70.1%, offset by the increase in cost of revenue of $102,750, or 8.1%.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Total revenue	$39,921,061	$28,411,475	11,509,586	40.5%
Gross profit	34,144,789	25,381,144	8,763,645	34.5%

Total revenue for the active management segment increased by $11,509,586, or 40.5% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Gross profit from our active management segment increased $8,763,645, or 34.5% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in Active management revenue and gross profit was primarily attributable to the increase in revenue of $11,509,586, or 40.5%, and decrease in cost of revenue from 11.0% of revenue in 2022 to 5.0% of revenue in 2023. The decrease in cost of revenue of approximately $954,984, or 31.5% was related to the decrease in discretionary commissions for individuals directly related to active management trading revenue.

Originations

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Total revenue	$10,214,489	$—	$10,214,489	100.0%
Gross profit	4,525,381	—	4,525,381	100%

Total revenue for the originations segment increased by $10,214,489 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Among the total originations revenue, the majority of the balance is related to the eliminated intercompany activity of $8,244,272 that is related to policies that Abacus originated for LMA. No originations revenue was recorded prior the Business Combination in June 2023.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Total revenue	$10,214,489	$—	$10,214,489	100.0%
Gross profit	4,525,381	—	4,525,381	100%

Total revenue for the originations segment increased by $10,214,489 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Among the total originations revenue, the majority of the balance is related to the eliminated intercompany activity of $8,244,272 that is related to policies that Abacus originated for LMA. No originations revenue was recorded prior the Business Combination in June 2023.

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

Non-GAAP Measure	Comparable GAAP Measure
Adjusted Net Income, Adjusted EPS	Net Income attributable to Abacus Life, Inc. and EPS
Adjusted EBITDA	Net Income

Adjusted Net Income, Adjusted EPS, Adjusted EBITDA and Adjusted EBITDA Margin, are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin), net income (loss) attributable to Abacus Life, Inc. (for Adjusted Net Income) or earnings (loss) per share (for Adjusted EPS), which are considered to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing Company’s operating performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for net income (loss), net income (loss) attributable to Abacus Life, Inc., earnings (loss) per share or other consolidated statements of operations and comprehensive income data prepared in accordance with GAAP.

Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as net income (loss) attributable to Abacus Life, Inc. adjusted for non-controlling interest income, amortization, change in fair value of warrants and non-cash stock-based compensation and the related tax effect of those adjustments. Management believes that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance.

Adjusted EPS measures our per share earnings and is calculated as Adjusted Net Income divided by adjusted weighted-average shares outstanding. We believe Adjusted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods and management believes that Adjusted EPS is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance.

Adjusted Net Income and Adjusted EPS

The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to Abacus Life, Inc. and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Abacus Life, Inc.	$903,361	$9,992,004	$15,739,009	$21,507,702
Net income attributable to non-controlling interests	147,611	363,452	(339,692)	770,093
Amortization expense	1,682,083	—	1,682,083	—
Stock based compensation	4,583,632	—	4,583,632	—
Loss on change in fair value of warrant liability	943,400	—	943,400	—
Tax impact [1]	908,271	—	908,271	—
Adjusted Net Income	$9,168,357	$10,355,456	$23,516,703	$22,277,795
Weighted-average shares of Class A common stock outstanding	63,349,823	50,369,350	54,632,826	50,369,350
Adjusted EPS	$0.14	$0.21	$0.43	$0.44
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to the CEO due to IRC 162(m) limitations.

Adjusted Net income for the three months ended September 30, 2023 was $9,168,357 compared to adjusted net income of $10,355,456 for the three months ended September 30, 2022. The decrease of $1,187,099, or 11.5%, in adjusted Net Income is primarily due to the decrease of $9,088,643, or 91.0%, in net income. Adjusted EPS for the three months ended September 30, 2023 was $0.14 compared to $0.21 for the three months ended September 30, 2022.

Adjusted Net Income for the nine months ended September 30, 2023 was $23,516,703 compared to $22,277,795 for the nine months ended September 30, 2022. The decrease of $1,238,908, or 5.6%, in adjusted Net Income is primarily due to a decrease of $6,878,478, or 30.9%, in net income. Adjusted EPS for the nine months ended September 30, 2023 was $0.43 compared to $0.44 for the nine months ended September 30, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax and other non-cash and non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within Abacus Life, Inc.'s control. These items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, S&P 500 put and call options that were entered into as an economic hedge related to the debt (described as the unrealized loss on investments), non-cash stock based compensation, and other non-recurring items. Management plans to terminate the agreement for the expense support commitment within the next twelve months. As such, management has deemed this to be a non-recurring item. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$1,050,972	$10,355,456	$15,399,317	$22,277,795
Depreciation and amortization expense	1,694,853	1,071	1,696,994	3,211
Income Tax	1,710,315	352,081	2,238,419	648,887
Interest (Expense)	2,679,237	—	3,620,695	—
Other Income (Expenses)	(20,086)	(42,289)	1,565	199,958
Interest Income	(63,826)	—	(71,283)	—
Loss on change in fair value of warrant liability	943,400	—	943,400	—
Stock based compensation	4,583,632	—	4,583,632	—
Expense support agreement	—	283,047	—	283,047
Unrealized loss (gain) on investments	306,800	246,846	(491,356)	1,301,821
(Gain) loss on change in fair value of debt	(2,088,797)	(1,235,032)	309,865	(859,519)
Adjusted EBITDA	$10,796,499	$9,961,180	$28,231,248	$23,855,200
Adjusted EBITDA Margin	51.1%	86.6%	66.1%	80.1%
Net Income Margin	5.0%	90.0%	36.1%	74.8%

Adjusted EBITDA for the three months ended September 30, 2023 was $10,796,499 compared to $9,961,180 for the three months ended September 30, 2022. The increase of $835,319, or 8.4% in adjusted EBITDA is primarily due to stock-based compensation of $4,583,632, $2,679,237 in interest expense, $943,400 loss on change in fair value of warrant liability, an increase in depreciation and amortization expense of $1,693,782, or 158149.6%, and the increase of $59,954, or 24.3%, in unrealized gain on investments. There is an offset by a decrease of $9,304,484, or 89.9%, in net and comprehensive income and a decrease in fair value of debt of $853,765, or 69.1%.

Adjusted EBITDA for the nine months ended September 30, 2023 was $28,231,248 compared to $23,855,200 for the nine months ended September 30, 2022. The increase of $4,376,046, or 18.3%, in adjusted EBITDA is primarily due to stock-based compensation of $4,583,632, $3,620,695 in interest expense, $943,400 loss on change in fair value of warrant liability, an increase in depreciation and amortization expense of $1,693,783, or 52749.4%, and an increase of $1,169,384, or 136.1%, in gain on change in fair value of debt. There is an offset by a decrease of $6,878,478, or 30.9%, in net and comprehensive income and an increase in unrealized loss on investments of $1,793,177, or 137.7%.

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

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Key business metric
Number of policies serviced	904	437	467	106.9%
Value of policies serviced ($)	943,913,658	630,312,740	313,600,918	49.8%
Total invested dollars ($)	233,180,176	163,731,777	69,448,399	42.4%

Non-GAAP Measure	Comparable GAAP Measure
Proforma Adjusted Net Income, Proforma Adjusted EPS	Net Income attributable to Abacus Life, Inc. and Net Income for Abacus Settlements, LLC and EPS for Abacus Life, Inc.
Proforma Adjusted EBITDA	Net Income for Abacus Life, Inc. and Net Income for Abacus Settlements, LLC

Proforma adjusted Net Income and Proforma Adjusted EPS

Proforma Adjusted Net Income, Proforma Adjusted EPS, Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin, are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, net income (loss) for Abacus Life Inc. and Abacus Settlements, LLC (for Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin), net income (loss) attributable to Abacus Life, Inc. and net income for Abacus Settlements, LLC (for Proforma Adjusted Net Income) or earnings (loss) per share (for Proforma Adjusted EPS), which are considered to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing Company’s operating performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for net income (loss) for Abacus Life, Inc. and Abacus Settlements, LLC, net income (loss) attributable to Abacus Life, Inc. and Abacus Settlements, LLC, earnings (loss) per share or other consolidated statements of operations and comprehensive income data prepared in accordance with GAAP.

Proforma Adjusted Net Income is presented for the purpose of calculating Proforma Adjusted EPS. The Company defines Proforma Adjusted Net Income as net income (loss) attributable to Abacus Life, Inc. plus historical net income for Abacus Settlements, LLC prior to the Business Combination adjusted for non-controlling interest, amortization, stock based compensation, change in fair value of warrants, and the related tax effect of those adjustments. Management believes that Proforma Adjusted Net Income is an appropriate measure of operating performance because it represents the combined results for the two legacy operating companies, Abacus Settlements, LLC and Longevity Market Assets, LLC year-over-year as if the business combination had occurred at the beginning of the years shown and eliminates the impact of expenses that do not relate to business performance.

The following table presents a reconciliation of Proforma Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to Abacus Life, Inc. and net income for Abacus Life, Inc. and Proforma Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023		2022
Net income attributable to Abacus Life, Inc.	903,361	9,992,003		15,739,009		21,507,702
Net income for Abacus Settlements, LLC	—	(122,998)		(974,901)		149,790
Net income attributable to Abacus Life, Inc.	903,361	9,869,005	[1]	14,764,108	[2]	21,657,492	[3]
Net income attributable to non-controlling interests	147,611	363,452		(339,692)		770,093
Amortization expense	1,682,083	—		1,682,083		—
Stock compensation expense	4,583,632	—		4,583,632		—
Loss on change in fair value of warrant liability	943,400	—		943,400		—
Tax impact [4]	908,271	—		908,271		—
Proforma Adjusted Net Income	9,168,358	10,232,457		22,541,802		22,427,585

Weighted-average shares of Class A common stock outstanding	62,961,688	50,369,350		54,612,922		50,369,350
Proforma Adjusted EPS	0.15	0.20		0.41		0.45
[1] Includes historical net income attributable to Abacus, Life, Inc. for the three months ended September 30, 2022 of $9,992,003and a net loss of ($122,998) for Abacus Settlements, LLC.
[2] Includes year-to-date net income attributable to Abacus Life, Inc. as of September 30, 2023 of $15,739,009 plus net loss for the six month period ended on June 30, 2023 for Abacus Settlements, LLC of ($974,901).
[3] Includes historical net income attributable to Abacus Life, Inc. for the nine months ended September 30, 2022 of $21,507,702 and $149,790 for Abacus Settlements, LLC.
[4] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to the CEO due to IRC 162(m) limitations.

Proforma Adjusted Net income for the three months ended September 30, 2023 was $9,168,358 compared to proforma adjusted net income of $10,232,457 for the three months ended September 30, 2022. The decrease of $1,064,099, or (10.4)%, in proforma adjusted Net Income is primarily due to the decrease of $8,965,644, or (90.8)%, in proforma net income attributable to Abacus Life Inc., which is partially offset by the adjustments amounting to $8,264,997. When adjusting for the impact of those items, the main driver is the increase in interest expense related to the credit facilities that were entered into at the end of the second quarter. Proforma Adjusted EPS for the three months ended September 30, 2023 was $0.15 compared to $0.20 for the three months ended September 30, 2022.

Proforma Adjusted Net Income for the nine months ended September 30, 2023 was $22,541,802 compared to $22,427,585 for the nine months ended September 30, 2022. The increase of $114,217, or 0.5%, in Proforma adjusted Net Income is primarily due to the increase in proforma revenue attributable to Abacus Life Inc. Proforma Adjusted EPS for the nine months ended September 30, 2023 was $0.41 compared to $0.45 for the nine months ended September 30, 2022.

Proforma Adjusted EBITDA

Proforma Adjusted EBITDA is net income for Abacus Life, Inc. plus historical net income for Abacus Settlements, LLC prior to the Business Combination and adjusted for depreciation expense, amortization expense, interest expense, income tax and other non-cash and non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within Abacus Life, Inc.'s control. These unusual items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, S&P 500 put and call options that were entered into as an economic hedge related to the debt (described as the unrealized loss on investments), non-cash stock based compensation, and other non-recurring items. Management plans to terminate the agreement for the expense support commitment within the next twelve months. As such, management has deemed this to be a non-recurring item. Proforma Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.

Management believes the use of Proforma Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods and represents the combined results for the two legacy operating companies, Abacus Settlements, LLC and Longevity Market Assets, LLC year-over-year as if the business combination had occurred at the beginning of the years shown. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other non-recurring charges that are highly variable from year to year, Proforma Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Proforma Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.

The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss) for Abacus Life Inc. and net income (loss) for Abacus Settlements, LLC, on a historical basis for the periods indicated below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023		2022
Net Income for Abacus Life Inc.	$1,050,972	$10,355,455		$15,399,317		$22,277,795
Net Income for Abacus Settlements, LLC	—	(122,998)		(974,901)		149,790
Proforma Net Income	1,050,972	10,232,457	[1]	14,424,416	[2]	22,427,585	[3]
Depreciation	12,770	4,219		20,508		12,360
Amortization	1,682,083	—		1,682,083		—
Interest expense	2,679,237	2,449		3,632,420		1,449
Interest income	(63,826)	—		(73,200)		—
Income Tax	1,710,315	(948,600)		2,240,708		(650,794)
Stock compensation	4,583,632	—		4,583,632		—
Other (Income) / Expenses	(20,086)	(42,289)		1,565		199,958
Loss on change in fair value of warrant liability	943,400	—		943,400		—
Expense support agreement	—	283,047		—		283,047
(Gain) loss on change in fair value of debt	(2,088,797)	(1,235,032)		309,865		(859,519)
Unrealized loss / (gain) on investments	306,800	246,846		(491,356)		1,301,821
Proforma Adjusted EBITDA	$10,796,500	$8,543,097		$27,274,041		$22,715,907

Revenue	21,120,930	17,538,734		55,890,580		48,830,191

Proforma Adjusted EBITDA Margin	51.12%	48.71%		48.80%		46.52%
Proforma Net Income Margin	4.98%	58.34%		25.81%		45.93%
[1] Includes historical net income for the three months ended September 30, 2022 of $10,355,455 for Abacus Life, Inc. and a loss of ($122,998) for Abacus Settlements, LLC.
[2] Includes year-to-date net income as of September 30, 2023 of $15,399,317 plus net loss for the six month period ended on June 30, 2023 for Abacus Settlements, LLC of ($974,901).
[3] Includes historical net income for the nine months ended September 30, 2022 of $22,277,795 for Abacus Life, Inc. and $149,790 for Abacus Settlements, LLC.

Proforma Adjusted EBITDA for the three months ended September 30, 2023 was $10,796,500 compared to $8,543,097 for the three months ended September 30, 2022. The increase of $2,253,403, or 26.4% in proforma adjusted EBITDA is primarily due to an increase in proforma revenue. While expenses also increased, many of these increases in expenses are being reflected in the non-recurring and non-cash adjustments shown herein as a result of the Business Combination.

Proforma Adjusted EBITDA for the nine months ended September 30, 2023 was $27,274,041 compared to $22,715,907 for the nine months ended September 30, 2022. The increase of $4,558,134 or 20.1%, in proforma adjusted EBITDA is primarily due to the increase in proforma revenue. While expenses also increased, many of these increases in expenses are being reflected in the non-recurring and non-cash adjustments shown herein as a result of the Business Combination.

Proforma Segment revenue

Proforma Segment Revenue is not a measure of financial performance under GAAP and should not be considered substitutes for GAAP measures, segment revenue for Abacus Life Inc. and Abacus Settlements, LLC, which are considered to be the most directly comparable GAAP measures. This non-GAAP financial measure has limitations as analytical tools, and when assessing Company’s operating performance, this non-GAAP financial measures should not be considered in isolation or as substitutes for segment revenue for Abacus Life Inc. and Abacus Settlements, LLC, or other consolidated statements of operations and comprehensive income data prepared in accordance with GAAP.

The Company defines Proforma Segment Revenue as segment revenue for Abacus Life, Inc. plus historical revenue for Abacus Settlements, LLC prior to the Business Combination adjusted for inter-segment activity for policies that Abacus Settlements, LLC has originated on behalf of Longevity Market Assets, LLC. Management believes that Proforma Segment Revenue is an appropriate measure of operating performance because it represents the combined results for the two legacy operating companies, Abacus Settlements, LLC and Longevity Market Assets, LLC year-over-year as if the business combination had occurred at the beginning of the years shown and eliminates inter-segment revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Portfolio Servicing	$224,569	$382,245	$814,626	$1,372,573
Proforma Active Management	18,926,144	12,080,008	46,715,702	29,836,674
Proforma Originations	10,214,489	6,031,481	23,399,165	19,046,144
Total Proforma Revenue (including intersegment)	29,365,202	18,493,734	70,929,493	50,255,391
Intersegment elimination	(8,244,272)	(955,000)	(15,038,913)	(1,425,200)
Total Proforma Revenue	21,120,930	17,538,734	55,890,580	48,830,191

Proforma Segment Revenue for the three months ended September 30, 2023 was $21,120,930 compared to $17,538,734 for the three months ended September 30, 2022. The increase of $3,582,196, or 20.4%, in Proforma Segment revenue is primarily due to an increase in Active Management revenue and Originations revenue, prior to the inter-segment elimination.

Proforma Segment Revenue for the nine months ended September 30, 2023 was $55,890,580 compared to $48,830,191 for the nine months ended September 30, 2022. The increase of $7,060,389 or 14.5% in Proforma Segment revenue is primarily due to an increase in Active Management revenue and Originations revenue, prior to the inter-segment elimination.

Liquidity and Capital Resources

The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing policies while also effectively utilizing cash and other sources of liquidity to purchase additional policies. As of September 30, 2023, our principal source of liquidity was cash totaling $36,649,190. During the nine months ended September 30, 2023, the Company had a net income attributable to Abacus Life, Inc. of $15,739,009 and during the nine months ended September 30, 2022, the Company had net income attributable to Abacus Life, Inc. of $21,507,702. During the nine months ended September 30, 2023, and 2022, the Company had used $51,176,074 and $6,395,331 in cash for operations, respectively.

The Company is obligated to provide financial support to the Providers as described in Note 2 and Note 11 of the Company’s financial statements. Since inception of the SSES on January 1, 2021 through December 31, 2021, the Company had incurred $120,000 related to initial funding of operations, and $0 related to expenses. For the three month and nine month ended September 30, 2023, the Company incurred expense of $0 and $29,721, respectively, to fund the Providers’ deficits. In 2022, the Providers reimbursed the Company for the initial funding of $120,000. For the three months and nine months ended September 30, 2023, the Providers were considered to be VIEs, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion.

Our future capital requirements will depend on many factors, including our revenue growth rate and the expansion of our active management and portfolio activities. Abacus Life, Inc. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. Abacus Life, Inc. may be required to seek additional equity or debt financing.

Cash Flows from our operations

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(51,176,074)	$(6,395,331)
Net cash provided/(used) in investing activities	2,569,437	(1,932,664)
Net cash provided by financing activities	55,203,004	12,069,661
Operating Activities

During the nine months ended September 30, 2023, our operating activities used $51,176,074 of net cash as compared to $6,395,331 of net cash used from operating activities during the nine months ended September 30, 2022. The increase in net cash used from operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily due to $55,516,357 net cash used to purchase life settlement policies accounted for at fair value and $5,601,493 net cash used to purchase life settlement policies accounted for at cost during the nine months ended September 30, 2023, partially offset by $3,163,451 in higher operational expense accruals and $4,583,632 of non-cash stock-based compensation, compared to purchases of $7,105,000 life settlement polices accounted for at fair value and $61,876,742 life settlement polices accounted for at cost, partially offset by $45,456,779 in higher operational expense accruals and receipts from active management services, during the nine months ended in September 30, 2022.

Investing Activities

During the nine months ended September 30, 2023, investing activities provided $2,569,437 of net cash as compared to $1,932,664 net cash used during the nine months ended September 30, 2022. $2,569,437 of net cash provided in investing activities during the nine months ended September 30, 2023, was related to receipts of $3,016,158 from affiliates, $350,000 used to purchase other investments, and $96,721 used to purchase equipment. $1,932,664 of net cash used in investing activities during the nine months ended September 30, 2022, $1,682,664 was used to repay affiliates and $250,000 was used to purchase other investments.

Financing Activities

During the nine months ended September 30, 2023, financing activities generated $55,203,004 of net cash as compared to $12,069,661 of net cash generated during the nine months ended September 30, 2022. The increase of $43,133,343 in net cash generated in financing activities during the nine months ended September 30, 2023 compared to September 30, 2022, was mainly related to the proceeds of $87,478,232 from the issuance of debt certificates, offset by $23,533,073 of capital distributions to members and $10,841,551 in transaction costs during September 30, 2023.

Contractual Obligations and Commitments

Our significant contractual obligations as of September 30, 2023, include three notes, LMATTSTM 2024, LMATTSTM 2.2024, and LMATTSTM 1.2026. The $10,166,900 LMATTSTM 2024 notes are a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes. The notes do not pay interest to the holders. As of September 30, 2023, $9,866,900 of the principal amount remained outstanding.

The $2,333,391 LMATTSTM 2.2024 notes are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 20%. Any subsequent losses below the 20% threshold will reduce the notes. The notes do not pay interest to the holders. As of September 30, 2023, the $2,333,391 principal amount remained outstanding.

The $400,000 LMATTSTM 1.2026 notes are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 10%. Any subsequent losses below the 10% threshold will reduce the notes. The notes pay annual interest of 4% on invested capital to the holders. As of September 30, 2023, the $400,000 principal amount remained outstanding.

Additionally, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5%paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2022, and interim condensed consolidated financial statements for the three and nine months ended September 30, 2023.

During the three months ended March 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners will receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.8%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2023.

The private placement offerings proceeds for both LMA Income Series, LP and LMA Income Series II, LP will be used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc. elected to account for the secured borrowings at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2023, the fair value of the LMA Income Series, LP secured borrowing was $22,242,291. As of September 30, 2023, the fair value of the LMA Income Series II, LP secured borrowing was $24,535,851.

Additionally, Abacus Life, Inc. has operating lease obligations, which are included as liabilities on our balance sheet, for our office space. As of September 30, 2023, operating lease obligations were $173,799 with $173,799 due in less than one year and $0 due within one to three years, which are comprised of the minimum commitments for our office space.

Critical Accounting Policies and Estimates

The Company prepared its consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates our estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company believes the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Longevity Market Assets Target-Term Series (LMATTSTM) Note

On March 31, 2022, LMATT Series 2024, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The notes, LMATTSTM 2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes. The notes do not pay interest to the holders. As of September 30, 2023, $9,866,900 of the principal amount remained outstanding.

On September 16, 2022, LMATT Growth Series, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued $2,333,391 in market-indexed private placement notes. The notes, LMATTSTM 2.2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 20%. Any subsequent losses below the 20% threshold will reduce the notes. The notes do not pay interest to the holders. As of September 30, 2023, the entire $2,333,391 principal amount remained outstanding.

On September 16, 2022, LMATT Growth and Income Series, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued $400,000 in market-indexed private placement notes. The notes, LMATTSTM 1.2026, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 10%. Any subsequent losses below the 10% threshold will reduce the notes. The notes pay an annual 4% interest rate on invested capital to the holders. As of September 30, 2023, the entire $400,000 principal amount remained outstanding.

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

For the three months ended September 30, 2023, Abacus Life, Inc. has recognized a gain of $1,293,945 and a loss of $ 753,978 for the LMATTSTM 2024, Inc. notes and LMATTSTM Growth Series, Inc. notes respectively on the change in fair value fair value of the debt resulting from risk-free valuation scenarios, which is included within (gain) loss on change in fair value of debt within the interim Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2023, Abacus Life, Inc. has recognized a loss of $11,349 and a loss of $279,838 for the LMATTSTM 2024, Inc. notes and LMATTSTM Growth Series, Inc. notes, respectively on the change in fair value fair value of the debt resulting from risk-free valuation scenarios, which is included within (gain) loss on change in fair value of debt within the interim Condensed Consolidated Statement of Operations.

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

The private placement offerings proceeds were used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc., through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, Abacus Life, Inc. has the unilateral ability to acquire and dispose of any of the above investments. Abacus Life, Inc. elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2023, the fair value of the secured borrowing, not including the $250,000 committed from the general partner, was $22,242,292 and there was no gain or loss recognized.

Longevity Market Assets Income Series II, LP

On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three months ended June 30, 2023. The limited partners will receive annual dividends equal to the preferred return amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.8%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.

The private placement offerings proceeds were used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc., through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, Abacus Life, Inc. has the unilateral ability to acquire and dispose of any of the above investments. Abacus Life, Inc. elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2023, the fair value of the secured borrowing, not including the commitment from the general partner, was $24,535,851 and there was no gain or loss recognized.

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

The aggregate face value of policies held at fair value is $303,605,030 as of September 30, 2023, with a corresponding fair value of $83,585,374. The aggregate face value of policies accounted for using the investment method is $37,300,000 as of September 30, 2023, with a corresponding carrying value of $4,116,499.

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

In addition, Abacus Life, Inc. monitors these investments to determine if impairment charges are required based primarily on the financial condition and near-term prospects of these companies. As of September 30, 2023, Abacus Life, Inc. did not identify any impairment indicators and determined that the carrying value of $1,650,000 is the fair value for these equity investments in privately held companies, given that there have been no observable price changes.

Available-For-Sale Securities

Abacus Life, Inc. has investments in securities that are classified as available-for-sale securities, and which are reflected on the Consolidated Balance Sheets at fair value. These securities solely consist of a convertible promissory note in a private company that was entered into an arms-length. Abacus Life, Inc. determines the fair value using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. Abacus Life, Inc. classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. Abacus Life, Inc. monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. As of September 30, 2023, Abacus Life, Inc. evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,000,000, and no unrealized gains and losses were recorded.

ABACUS SETTLEMENTS, LLC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of Abacus Settlements, LLC’s financial condition and results of operations. This discussion should be read in conjunction with Abacus Settlements, LLC’s financial statements and related notes thereto that appear elsewhere in this Quarterly Report.

In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Settlements, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Abacus” are intended to mean the business and operations of Abacus Settlements, LLC..

Overview

Abacus originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors (“Financing Entities”) interested in investing in the life settlement asset class. Specifically, Abacus originates policies through three primary origination channels (Agents/Financial Advisors, Direct-to-Consumers, Life Settlement Brokers) and Third-Party Intermediaries. Abacus screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of face value (“Origination Revenue”).

Our Business Model

As a life settlement provider, Abacus serves as a purchaser of outstanding life insurance policies. When serving as a purchaser, Abacus’ primary purpose in the transaction is to connect buyers and sellers through an origination process. The origination process is core to Abacus’ business and drives its economics. Abacus averages approximately 2% of face value in origination fees on policies and has developed three high quality origination channels which include agents and Financial Advisors, direct to consumer and Life Settlements Brokers. Abacus also originates policies with Third-Party Intermediaries. Generally, diversification across multiple origination channels lowers average policy acquisition costs and increases estimated returns. Abacus finds sellers through its origination channels using strategic marketing practices in its core markets, with the purpose of finding policy owners who want to capitalize on their investments prior to death by extracting value from their policies through the sale of such policies to Financing Entities.

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

The following tables set forth our historical results for the periods indicated, and the changes between periods:

	Three Months Ended June 30	Three Months Ended September 30	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022	2023	2022
Origination revenue	$1,689,088	$1,766,853	$3,252,738	$4,951,921
Related-party revenue	5,195,602	4,264,628	9,931,938	14,094,223
Total revenue	6,884,690	6,031,481	13,184,676	19,046,144
Cost of revenue	1,505,333	933,089	2,734,949	4,198,402
Related party cost of revenue	3,392,647	2,930,990	6,558,354	8,453,302
Gross profit	1,986,710	2,167,401	3,891,373	6,394,440
Operating expenses
General and administrative expenses	2,297,577	2,284,061	4,848,580	6,232,419
Depreciation expense	2,561	3,161	5,597	9,149
Total operating expenses	2,300,138	2,287,222	4,854,177	6,241,568
Income (loss) from operations	(313,428)	(119,820)	(962,804)	152,872
Other income (expense)
Interest income	1,193	358	1,917	1,505
Interest (expense)	(5,863)	(2,954)	(11,725)	(2,954)
Other income	—	—	—	273
Total other (expense)	(4,670)	(2,596)	(9,808)	(1,176)
Income (loss) before income taxes	(318,098)	(122,417)	(972,612)	151,696
Provision for income taxes	—	582	2,289	1,907
Net income (loss) and comprehensive income	$(318,098)	$(122,999)	$(974,901)	$149,789
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

	Three Months Ended June 30	Three Months Ended September 30
	2023	2022
Origination revenue	$1,689,088	$1,766,853

Revenue for the three months ended June 30, 2023 and September 30, 2022 was $1,689,088 and $1,766,853, respectively, and is comprised of sales commission, origination fees revenue, services revenue, and transaction fees reimbursements.

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
Origination revenue	$3,252,738	$4,951,921

Revenue for the six months ended June 30, 2023 and nine months ended September 30, 2022 was $3,252,738 and $4,951,921, respectively, and is comprised of revenue in broker channel based on face values on the policies originated with consistent third party customers, origination fees, services revenue, and transaction fees reimbursements.

Related Party Revenue

Abacus has a related party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and, collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova Funds. The pricing for origination fees is governed by origination contracts that have been negotiated by both parties and are considered to be arms-length and consistent with origination fees charged to third party customers. For its origination services to the Nova Funds, Abacus earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000.

	Three Months Ended June 30	Three Months Ended September 30
	2023	2022
Related Party Revenue	$5,195,602	$4,264,628

Related Party Revenue for the three months ended June 30, 2023 and September 30, 2022 was $5,195,602 and $4,264,628, respectively. For the three months ended June 30, 2023 and September 30, 2022, Abacus had originated 38 and 77 policies for the Nova funds with a total value of $56,688,680 and $15,719,830, respectively, and is comprised of origination services to LMA and transaction fees reimbursed by the related party. Further, Abacus had originated 69 policies for LMA with a total value of $114,999,768 for the three months ended June 30, 2023.

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
Related Party Revenue	$9,931,938	$14,094,223

Related party revenue for the six months ended June 30, 2023 was $9,931,938 and $14,094,223, respectively. For six months ended June 30, 2023 and nine months ended September 30, 2022, Abacus had originated 72 and 265 policies for the Nova Funds with a total value of $96,674,080 and $67,019,830, respectively, and is comprised of origination services to LMA and transaction fees reimbursed by the related party. Further, for the six months ended June 30, 2023, Abacus had originated 103 policies, for LMA with a total value of $192,685,578.

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

	Three Months Ended June 30	Three Months Ended September 30
	2023	2022
Cost of revenue	$1,505,333	$933,089
Related party cost of revenue	3,392,647	2,930,990
Gross Profit	1,986,710	2,167,402
Gross Margin	29%	36%

Cost of revenue for the three months ended June 30, 2023 and September 30, 2023 was $1,505,333 and $933,089, respectively, and is comprised of sales agent commission, professional and consulting fees.

Related party cost of revenue for the three months ended June 30, 2023 and September 30, 2022 was $3,392,647 and $2,930,990, respectively, and is comprised of LMA agent commission expenses and originations of policies sold to Nova.

Gross profit for the three months ended June 30, 2023 and for the three months ended September 30, 2022 was $1,986,710 and $2,167,402, respectively. Gross margin for the three months ended June 30, 2023 and for the three months ended September 30, 2022 was 29% and 36%, respectively.

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
Cost of revenue	$2,734,949	$4,198,402
Related party cost of revenue	6,558,354	8,453,302
Gross Profit	3,891,373	6,394,440
Gross Margin	30%	34%

Cost of revenue for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $2,734,949 and $4,198,402 and is comprised of sales agents commission, professional and consulting fees.

Related party cost of revenue for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $6,558,354 and $8,453,302 and is comprised of LMA agent commission expenses, originations of policies sold to the Nova Funds, and transaction fees reimbursements.

Gross profit for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $3,891,373 and $6,394,440, respectively. Gross margin for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was 30% and 34%, respectively.

Operating Expenses

Operating expenses are comprised of general and administrative expenses as well as depreciation expense.

General and administrative expenses include compensation, payroll, advertising, marketing, rent, insurance, recruitment, trade shows, telephone & internet, licenses, and other professional fees.

Depreciation expense consists of depreciation of property and equipment assets, which are computer equipment, office furniture and lease improvement.

	Three Months Ended June 30	Three Months Ended September 30
	2023	2022
General and administrative expenses	$2,297,577	$2,284,061
Depreciation expense	2,561	3,161

General and administrative expenses for the three months ended June 30, 2023 and September 30, 2022 was $2,297,577 and $2,284,061, respectively, and is comprised of payroll expenses for administration support and for sales departments, marketing expenses, sponsorship costs, rent costs, office expenses, escrow fees, professional fees, and legal fees.

Depreciation expense for the three months ended June 30, 2023 and for the three months ended September 30, 2022 was $2,561 and $3,161, respectively. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
General and administrative expenses	$4,848,580	$6,232,419
Depreciation expense	5,597	9,149

General and administrative expenses for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $4,848,580 and $6,232,419, respectively, and is comprised of payroll expenses for administration support, sales department, marketing expenses, sponsorships, rent and office expenses.

Depreciation expense for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $5,597 and $9,149, respectively. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).

Other income (expense)

Other income (expense) includes interest income, consulting income, and other income. Interest income represents the interest earned on Abacus’ certificates of deposits. Consulting income represents income earned on various origination consulting services performed. Other income comprises of income from credit card cash rewards.

	Three Months Ended June 30	Three Months Ended September 30
	2023	2022
Interest income	$1,193	$358
Interest (expense)	(5,863)	(2,954)

Interest income for the three months ended June 30, 2023 and for the three months ended September 30, 2022 was $1,193 and $358, respectively. The interest income for both the periods represents interest earned on Abacus certificate of deposit.

Interest expense for the three months ended June 30, 2023 and September 30, 2022 was $5,863 and 2,954, respectively, and is comprised of amortization of the deferred financing fees and certificate of deposit fees.

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
Interest income	$1,917	$1,505
Interest (expense)	(11,725)	(2,954)
Other income	—	273

Interest income for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $1,917 and $1,505, respectively. The interest income for both the periods represents interest earned on Abacus certificate of deposit.

Interest expense for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $11,725 and $2,954, respectively, and is comprised of amortization of deferred financing fees.

Other Income for the nine months ended September 30, 2022 was $273.

Provision for Income Taxes

	Three Months Ended June 30	Three Months Ended September 30
	2023	2022
Provision for income taxes	$—	$582

Provision for income taxes for the three months ended June 30, 2023 was $0. Provision for income taxes for the three months ended September 30, 2022 was $582. This amount is primarily attributable to annual report filing fees with various states.

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
Provision for income taxes	$2,289	$1,907

Provision for income taxes for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $2,289 and $1,907, respectively. The amounts for both the periods are primarily annual report filing fees with various states.

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

The following table illustrates the reconciliations from net income to adjusted EBITDA for the three months ended June 30, 2023, and the three months ended September 30, 2022 and for the six months ended June 30, 2023, and the nine months ended September 30, 2022:

	Three Months Ended June 30	Three Months Ended September 30	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022	2023	2022
Net income (loss) and comprehensive income	$(318,098)	$(122,999)	$(974,901)	$149,789
Depreciation expense	2,561	3,161	5,597	9,149
Provision for income taxes	—	582	2,289	1,907
Interest income	(1,193)	(358)	(1,917)	(273)
Interest expense	5,863	2,954	11,725	1,449
Adjusted EBITDA	$(310,867)	$(116,660)	$(957,207)	$162,021

Adjusted EBITDA for the three months ended June 30, 2023 and September 30, 2022 was $(310,867) and $(116,660), respectively.

Adjusted EBITDA for the six months ended June 30, 2023, was $(957,207) and for the nine months ended September 30, 2022 was $162,021.

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

	Three Months Ended June 30	Three Months Ended September 30	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022	2023	2022
Number of Policy Originations	141	112	253	371

Liquidity and Capital Resources

We have financed operations since our inception primarily through customer payments and net proceeds from equity financing in the form of capital contributions from our members. Our principal uses of cash and cash equivalents in recent periods have been funding our operations. As of June 30, 2023 and September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $808,226 and $919,424 and retained earnings of $509,953 and $2,127,476, respectively. During the three months ended June 30, 2023, we had a net loss of $(318,098) and net cash provided by operations of $20,655. During the six months ended June 30, 2023, we had a net loss of $(974,901) and net cash used by operations of ($24,292). We believe our existing cash and cash equivalents as well as proceeds from equity financing will be sufficient to fund anticipated cash requirements for the next twelve months.

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

Cash Flows

Cash Flows for the Six Months Ended June 30, 2023 and Nine Months Ended September 30, 2022:

The following table summarizes our cash flows for the six months ended June 30, 2023 and nine months ended September 30, 2022:

	Six Months Ended June 30	Nine Months Ended September 30
	2023	2022
Net cash used in operating activities	$(24,292)	$(875,892)
Net cash used in investing activities	(182,528)	(130,821)
Net cash used in financing activities	(443,694)	(673,165)

Operating Activities

During the six months ended June 30, 2023 and the nine month ended September 30, 2022, our operating activities used $24,292 and $875,892 of net cash used in operating activities, respectively.

Investing Activities

During the six months ended June 30, 2023 and the nine months ended September 30, 2022, our investing activities used $182,528 and $130,821, respectively.

Financing Activities

During the six months ended June 30, 2023 and the nine months ended September 30, 2022, our financial activities used $443,694 and $673,165, respectively.

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

Related Party Receivables

Related party receivables include fees to be reimbursed to Abacus from life expectancy reports, assisted physician services and escrow services incurred on policies that related party financing entities purchase as part of the origination agreement with Abacus. Related party receivables are stated at their net realizable value. All of the outstanding receivables of $5,710 as of June 30, 2023 were collected in July, 2023. About 36% of fees due or $386,724 as of September 30, 2022, were collected in October 2022. Abacus provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is remote. There is no allowance for doubtful accounts as of June 30, 2023 or September 30, 2022.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization, and consist of capitalized costs incurred for the development of internal use software. The costs incurred exclusively consist of fees incurred from an external consulting firm during the development stage of the project and are subject to capitalization under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years. Abacus reviews definite-lived intangible assets and other long-lived assets for impairment at least annually or whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the three months ended June 30, 2023 and September 30, 2022 or for the six months ended June 30, 2023 and nine months ended September 30, 2022.

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

While the origination fees are fixed amounts based on the face value of the policy death benefit, there is variable consideration present due to the owner’s rescission right. When variable consideration is present in a contract, Abacus estimates the amount of variable consideration to which it expects to be entitled at contract inception and again at each reporting period until the amount is known. Abacus applies the variable consideration constraint so that variable consideration is included in the transaction price only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal. While origination fees are variable due to the rescission periods, given the that the rescission periods are relatively short in nature, Abacus has concluded that such fees are fully constrained until the rescission period lapses and thus records revenue at a fixed amount based on the face value of the policy death benefit after the rescission period is over.
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

Signatures