Form 10-K
period 2023-12-31
Abacus Life, Inc.
filed 2024-03-21
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
Commission file number 001-39403

Abacus Life, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1210472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Park Center Drive, Suite 200 Orlando Florida	32835
(Address of Principal Executive Offices)	(Zip Code)
(800) 561-4148
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABL	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	ABLLW	The NASDAQ Stock Market LLC
9.875% Fixed Rate Senior Notes due 2028	ABLLL	The NASDAQ Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such
shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2023, was $11,651,731.

The registrant had 63,694,758 shares of common stock, $0.0001 par value per share, outstanding as of March 20, 2024.

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ABACUS LIFE, INC.

Part I

Item 1. Business

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this document and in our other public filings with the United States Securities and Exchange Commission (the “SEC”).
Our Mission

Abacus Life Inc.’s (“Abacus” or the “Company”) mission is to educate all life insurance policy owners that their life insurance policy is personal property and to educate investors about alternatives to traditional investments using lifespan based products as a core strategy.

Abacus Overview

Abacus is a leading vertically integrated alternative asset manager and market maker, specializing in longevity and actuarial technology. The company is democratizing the life insurance space through groundbreaking new channels: ABL Tech, ABL Wealth, and ABL Longevity Growth and Income Funds. Since 2004, Abacus has purchased life insurance policies from consumers seeking liquidity and has actively managed those policies over time (via trading, holding, and/or servicing). With over $5 billion in face value of policies purchased, Abacus has helped thousands of clients maximize the value of life insurance.

Over the past 20 years, the company has built an institutionalized origination and portfolio management process that is supported by a 100+ person team, long-term relationships with 78 institutional partners and 30,000 financial advisors, and the ability to operate in 49 states. The Company complies with applicable HIPAA and privacy laws to maintain and protect confidentiality of financial, health and medical information. Abacus is also proud to be a BBB Accredited Business with an A+ rating.

Underwriting

Abacus’ origination guidelines focus on the age, gender and health of the insured, the duration, mortality risk and face value of the underlying life insurance policy, the projected internal rate of return of the investment in the underlying life insurance policy after taking into account the cost of making continued premium payments, and the ultimate amount and timing of the death benefit. These guidelines are designed to allow the Company to target the life insurance policies that it believes will generate attractive risk-adjusted returns. The Company invests primarily in non-variable universal life insurance policies.

Origination

Our proven policy origination process, known as “origination services” first locates policies and screens them for eligibility for a life settlement. This process includes verifying that the policy is in force, obtaining consent forms, and making disclosures to, policy owners, and obtaining or generating life expectancy estimates.

We generate fees on the policies we originate, which are sourced from three channels: (i) a network of approximately 30,000 financial advisors and agents, (ii) direct-to-consumer and (iii) a number of traditional life settlements intermediaries that submit policies to us on behalf of a financial advisor, agent or other client.

Portfolio Management

Once identified, we utilize our proprietary “heat-map” technology platform to determine the initial risk and viability of policies. Thereafter, a purchased policy is “actively managed,” whereby we consistently monitor the policy risk to optimize revenue by choosing to either (x) trade the policy to a third-party institutional investor (i.e., receive a trade spread) or (y) hold the policy over time (i.e., pay premiums and receive payout). Additionally, we service policies on behalf of third parties for which we receive fee-based revenue based on a percentage of policy value. Our multi-faceted and dynamic revenue model is made possible by the fact that we sit at the heart of the entire life settlements industry.

Our revenue generation platform and economic model is best summarized below:

    1. Origination Fees (paid as a percentage of face value of acquired policies)
    2. Active Management (spreads for traded policies and realized returns for held policies)
    3. Third Party Portfolio Servicing (paid as a percentage of total asset value)

We are currently a leader in the life settlements industry, with approximately 20% market share based on our 2021 capital invested/total industry capital invested and data compiled in a 2021 report by The Deal and Life Settlements Report, a U.S. life settlements industry news source. Data for the report was aggregated from each state based on 2021 annual reporting. We have a proven track record of growth and strong asset returns. We are currently operational in 49 states, which is a key differentiator in an industry with high barriers to entry given the significant regulatory requirements. Our business is supported by a total of approximately 106 employees and an innovative leadership team, with an average of over 20 years of experience in the industry.

We operate through our two principle subsidiaries, Abacus Settlements, LLC, which was formed as a New York limited liability company in 2004 and LMA Group, LLC, which was formed in 2017 as a Florida limited liability company. In 2016, Abacus Settlements was licensed in Florida as a life settlement broker and became a Florida limited liability company. We are not an insurance company, are not licensed or regulated as an insurance company and therefore do not underwrite insurable risks for our own account.

Our Industry

Large Addressable Market with Meaningful Growth Potential

We operate within a large, growing and currently under penetrated market. The face value of all in force U.S. life insurance industry policies is approximately $13 trillion. Historically, more than 90% of life insurance policies in force did not pay a claim. Based on industry forecasts, approximately 75% of policyholders over the age of 65 will either cancel their policies or allow their coverage to lapse, forfeiting the right to ever receive a full payout. The life settlements industry helps solve this problem by allowing policyholders the opportunity to monetize their policies.

The combination of the large U.S. life insurance market and the high percentage of policies that never pay a claim creates a considerable opportunity for Abacus and the broader life settlements industry. Specifically, the scale of the life settlements market opportunity is $233 billion each year. However, in 2021, the life settlements industry only captured $4 billion, or approximately 2% of the annual market of lapsed life insurance policies. We believe there is a significant opportunity to increase this market penetration, primarily by driving awareness and education regarding the ability to monetize life insurance policies by utilizing our services.

Life insurance is often a senior citizen’s largest asset and one that can be used to alleviate retirement challenges, but it is rarely treated in this way. This can be partially attributed to the fact that almost half of all financial advisors are not aware that selling a life insurance policy is an option for their clients. We help financial advisors and their clients understand that a life insurance policy is personal property and selling it for a fair market value is a legitimate, safe and viable choice that creates more investment options for the client. While less than 1% of financial advisors and agents transact in the life settlements market, based on research conducted by the Life Insurance Settlement Association, the primary industry trade association for the U.S. life settlements industry, we believe approximately 90% of senior citizens who let their life insurance policies lapse or surrendered their policies, would have considered this alternative if they had been made aware of it before lapsing or surrendering their policies. The reference to this study can be found at the Life Insurance Settlement Association—https://www.lisa.org/life-settlements-industry-will-grow-as-more-seniors-are-informed-of-their-options-say-experts-at-lisa-conference/.

Selling a life insurance policy is a valuable transaction and for those consumers who transact, the benefits can be substantial. On average, life settlements companies pay sellers nearly eight times more than the current cash value of a policy. Selling a life insurance policy not only alleviates the requirement for a policyholder to pay premiums but creates a meaningful and immediate monetization event. Sellers use these proceeds in a variety of ways, including to support their retirement, transfer wealth and pay medical bills.

Generally Uncorrelated Alternative Asset Class with Institutional Investment Grade Counterparts

While selling life insurance policies at a fair market value can have significantly positive impacts on a person’s life, it is a mutually beneficial transaction. The underlying life insurance policy is a highly attractive asset that has minimal payout risk and generally uncorrelated returns. The counterparties to these transactions are generally high-quality investment grade insurance companies. In fact, greater than 90% of our carriers have an “A Rating” or better. Additionally, these life insurance policies are cash backed by the carriers, which means they are required to pay policy claims ahead of any other contractual obligation, including senior debt.

In addition to counterparty quality, this is a largely acyclical asset class. A life insurance policy is sometimes described as a “mortality-driven zero-coupon bond” because its underlying value will appreciate over time as it approaches maturity (i.e., as the policyholder ages). This is best demonstrated when comparing our historical risk-adjusted returns relative to other benchmark asset classes.

We are at the Heart of the Life Settlements Industry

Abacus’ Origination Model

Our “Origination Process” is core to our entire business and drives our economics. We’re paid a percentage of face value in origination fees on policies and have spent the last 20 years developing three high quality origination channels (financial advisors or agents, direct to consumer and life settlements brokers).

An example of our target market includes policyholders over 75 years old whose insurance need for life insurance is outweighed by the benefit of immediate cash. We then focus our origination process on these targeted individuals, developing processes and procedures for identifying and screening policies that have attractive potential returns.

We have three distinct origination channels to reach this target market.

    1. Financial Advisor or Agent—Our largest origination channel involves working directly with financial advisors to facilitate the sale of client policies. Since our founding, we have been at the forefront of developing this market and are now ingrained in a network of over 30,000 financial advisors. We are currently on multiple national financial advisory platforms, we present at conferences, and we develop marketing tools to help advisors efficiently present the benefits of life insurance settlements to their clients. As we highlighted earlier, just under half of financial advisors are unaware this financial option exists and less than 1% have completed a life settlement transaction. This origination channel has driven our significant growth over the last five years, and we believe it will continue to be a priority for our future growth.

    2. Direct to Consumer—We have been building this channel for several years beginning in 202_ and have focused heavily on increasing broad consumer awareness and education regarding life insurance settlements. We have been active in a variety of common direct-to-consumer advertisement channels, including radio and television advertisements in particular. In addition, we have created a unique online “Policy Value Calculator” so that individuals can receive an instant valuation on their life insurance policies. The direct-to-consumer channel has historically driven origination on smaller face value policies than through our financial advisor or agent channel, thereby expanding the scope of policies we are able to value and acquire.

    3. Traditional Life Settlements Intermediaries—Within this channel, we engage with life settlements intermediaries or “brokers” who submit policies to us on behalf of an advisor or client, for which the life settlement intermediary earns a commission. We intend to slowly reduce our reliance on these intermediaries over time and focus our efforts on building out the technology required to educate and gain access to both the financial advisor and direct-to-consumer channels.

Abacus has a dedicated 90 person origination team with 20 sales members assigned by channel. We intend to continue to fuel origination growth by expanding our team and outreach. In order to drive awareness across all origination channels, we plan to expand our marketing and launch national television advertising campaigns.

Abacus’ Policy Acquisition Process

A life settlement transaction is the process by which a third-party intermediary acquires an existing life insurance policy for an amount greater than its current cash surrender value. Upon closing of the life settlement transaction, the insured receives an immediate cash payment, and the third-party intermediary receives ownership of the policy. Thus, the third-party intermediary becomes the beneficiary of the insured’s claim payout but is now solely responsible for all future premium payments. Our company functions as this third-party intermediary.

The process of acquiring a policy is highly regulated and policyholder friendly. Unique licenses are mandatory to operate and significant disclosures are required to be made available to consumers. We originate these policies through three distinct channels (i.e., financial advisors / agents, direct-to-consumer and traditional life settlements intermediaries). We first screen each policy to ensure it is eligible for a life settlement, including verifying the policy is in force, obtaining appropriate consents, providing disclosures, and submitting cases for medical underwriting and life expectancy estimates. In connection with this process, we use our proprietary analytics and risk-rating systems to determine an estimated market value for each individual policy.

The Company has established policies and guidelines with respect to its purchase of life insurance policies. These guidelines focus on the age of the insured, the sex of the insured, the duration of the underlying life insurance policy, the expected mortality risk of the underlying life insurance policy, the projected internal rate of return of the investment in the underlying life insurance policy and the amount of the death benefit of the underlying life insurance policy. The Company excludes making investments in life insurance policies based on certain types of the primary health impairment associated with the underlying insured to ensure that all policies are purchased in accordance with established industry standards and state law requirements.

Following the origination, underwriting and valuation processes, we formally present our proposed purchase price to the policyholder or advisor. If agreed upon, the settlement closing process begins. Appropriate closing documents are reviewed by our in-house counsel, and we send funds to an independent escrow agent. Simultaneously, change of ownership and beneficiary documentation is sent to the underlying insurance carrier. Once the changes are confirmed by the carrier, the escrow agent sends the proceeds to the appropriate party, and we become responsible for the underlying insurance policy (i.e., paying premiums and receiving claim). The proceeds from the escrow agent will also include the commission(s) we owe to the broker and / or agent as well as our fee for completing the origination services.

While the transaction is deemed closed, it is important to note that the policy owner may generally rescind the life settlement contract within 30 days from execution of the agreement or 15 days from the receipt of cash proceeds by the owner. As such, revenue is not recorded until this rescission process is over.

Once the transaction is closed, the policy enters our active portfolio management whereby we determine whether a policy should be sold to a third-party institutional investor or held on our balance sheet. In certain cases, we identify a purchaser prior to the close of a transaction, in which case the policy is transferred directly to the purchaser at closing.

Proprietary Technology Platforms Support Our Business

We have and continue to develop a comprehensive suite of technology products that helps drive origination, underwriting and trading. Specifically, we have created:

    1. Risk Rating Heat Map—Using the large amount of data we have gathered over time, we have developed a proprietary risk-rating platform that measures the risk of life insurance contracts on a range from 1–5 (low–high risk, respectively). This risk score is calculated on a wide range of factors, including (i) duration and extension risk, (ii) policy face value and purchase type, (iii) policy type, (iv) carrier rating, (v) life expectancy (“LE”) and LE extension ratios, (vi) age and age on LE date and (vii) survival probability. We believe this platform is a key differentiating factor relative to our competitors as it gives us a meaningful advantage when valuing and purchasing life insurance policies.

    2. Policy Value Creator—Our “Policy Value Calculator” drives origination by using proprietary data to instantly value policies for both individuals and financial advisors. This easy-to-use online tool only requires four pieces of information: (i) gender, (ii) age, (iii) face value and (iv) policy type. These data points then generate a valuation range that advisors and individuals can use to quickly assess the current value of their policy. This product helps educate consumers and bridges the gap between our specific offering and the $233 billion annual market of lapsed policies.

3. Innovations in “InsurTech”—More recently, we have begun developing “Abacusmarketplace.com”, which is a blockchain tertiary trading, servicing and valuation platform. Given we will be able to see a large suite of data gathered by this website, we believe it will help us maintain our leading market position and keep us at the heart of the life settlements industry. We added the ability for investors to directly purchase policies in the third quarter of 2023. Abacusmarketplace.com is still in the early stages of development and we do not currently expect that Abacusmarketplace.com will have a material impact on the Company’s future financial results.

Active Portfolio Management Strategy

With meaningful support from our proprietary risk rating heat map, we consistently evaluate policies (at origination and throughout the lifecycle) to generate essentially uncorrelated risk adjusted returns. Upon acquiring a policy, we have the option to either (i) trade that policy to a third-party institutional investor (i.e., generating a spread on each trade) or (ii) hold that policy on our balance sheet until maturity (i.e., paying the premiums over time and receiving the final claim / payout). This process is predicated on driving the best economics for Abacus.

    1. Traded Portfolio—Our traded portfolio returns are driven by (i) the spread we generate by selling policies to third-party institutional investors and (ii) our ability to quickly recycle capital. Our trade spreads average 20% and we have historically recycled capital 3.6 times per year. These two metrics are driven by our ability to effectively originate new policies (supply) and the underlying market interest for the policies (demand).

    2. Hold Portfolio—Relative to our traded portfolio, our hold portfolio has the potential to generate a higher estimated annual return than our traded portfolio but requires approximately a 3 to 4 times greater capital investment, which is driven by the need to hold policies, rather than recycle the policies in trading, and to fund premium payments during the holding period for a policy. To the extent that we are not able to commit the required capital, we then focus efforts more on our traded portfolio. Our origination platform and proprietary risk rating heat map has allowed us to hold only what we determine to be the highest quality policies which have our lowest risk ratings.

Policy Servicing

In addition to generating economics on the polices we directly originate and actively manage, we have a dynamic platform to service bundles of policies for a variety of third-party institutions. We generate revenue by charging a base servicing fee of approximately 0.5% of total asset value of the portfolio. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for KKR and Apollo. Beyond our fees, servicing policies at scale supports our data analytics and keeps us at the heart of the life settlements industry. We have a sophisticated team of professionals solely focused on servicing these policies.

Prospects for Future Growth

Continued Maturation of the Life Settlements Industry

As described above, there is approximately $200 billion in policy value that lapses on an annual basis. However, the life settlements industry captured only approximately 2% of the potential market in 2021, which leaves significant runway for future growth for industry participants. The total face value of life insurance policies is expected to grow from approximately $6 billion in 2022 to approximately $8 billion in 2028, which is a 5% compounded annual growth rate. Given our position at the heart of the life settlements industry, we believe that we are well positioned to capitalize on this anticipated market growth.

Focus on Growing our Origination Process

Our ability to originate policies is essential to scale our business over time. In order to support this expected growth, we continue to invest in our technology and marketing infrastructure. In general, we expect our efforts will continue to focus on driving education and awareness of life settlements. In order to meet this growing demand, we have increased our total employee headcount.

Continued Innovation in Technology

Using technology to improve our analytics, market liquidity and velocity of capital use is a key priority. Certain key technology elements are:

    1. Analytics (Abacus Analytics)—the standard pricing and valuation platform for policy valuation and portfolio assessment that we believe will allow us to obtain visibility into every transaction in the industry.

    2. Liquidity (Abacusmarketplace.com)—tertiary trading, servicing and valuation platform (added direct purchase in 2023). Abacusmarketplace.com is a proprietary technology platform that has been designed in order to facilitate tertiary trading, servicing and valuation for the life settlement industry. This platform is intended to increase the trading volume for the entire industry by removing intermediaries and improving the efficiency and security of the transactions. The Company expects to realize future revenue through licensing agreements with Abacusmarketplace.com. However, Abacusmarketplace.com is still in the early stages of development, and we do not currently expect that Abacusmarketplace.com will have a material impact on the Company’s future financial results. With blockchain technology, we expect that there will be increased comfort that the documents are secure on a private blockchain, which we believe will facilitate faster closing times. The blockchain technology to be used is still in the early stages of development and is currently not a material part of the Company’s business. We believe that Abacusmarketplace.com could be a leader in the industry and will allow an investor to fully understand how it may impact future business strategies and financial results.

    3. Velocity (Lapetus Life Event Solutions, and AgingIQ)—key partnerships and tools that complement and enhance our core analytics platforms.

    a.Lapetus Life Event Solutions—partnership between Abacus and Lapetus Solutions, Inc. to build and develop current life expectancy tables based on our 18 years of data. This information includes tens of thousands of unique data points, aiding more accurate predictions of mortality experience related to several demographics including age, income and location.

    b. AgingIQ—lifespan prediction tool utilizing our mortality database. This tool explores how people can extend their lifespans and healthspans by adjusting current lifestyle related decisions (financial, healthy living and education).

Access to Capital Markets Provides More Attractive Financing

We believe that as a publicly traded company, we will have access to a lower cost of capital, which will optimize our per policy revenue and allow us to fund additional investment in infrastructure. Additionally, as discussed in more detail below, access to additional capital will enable us to increase our balance sheet hold portfolio, which we believe may drive higher long-term returns.

Transitioning Our Business Model as Our Capital Base Scales

As our capital base scales, we have the ability to increase the proportion of policies that we hold on our balance sheet. One of the most obvious benefits to a larger hold portfolio is that it may increase the predictability of returns (i.e., held policies typically increase in value over time, largely independent of trading market conditions). Additionally, with a larger hold portfolio, there is a unique opportunity to begin securitizing policies. In the long-term, we believe securitized portfolios can drive an even lower cost of capital and can be sold in scale to third parties at a significant multiple.

Proven Ability to Deploy Capital and Scale

Over the past few years, we managed a $150 million capital base via a joint venture with a large alternative asset manager. This joint venture was terminated on the Closing Date. Under GAAP the financial results of the entire joint venture are not included in our financial statements as the joint venture is not under common control and neither Abacus nor LMA have a direct ownership interest or investment in the joint venture. The financial impacts of the joint venture recognized in the financial statements solely relate to the services provided by Abacus and LMA to the joint venture and are discussed in the respective related party transaction notes in the financial statements.

Business Combination

On August 30, 2022, East Resource Acquisition Company entered into the Merger Agreement with the Merger Subs, pursuant to which, among other things and subject to the terms and conditions contained in the Merger Agreement, Abacus Merger Sub merged with and into Abacus Settlements, with Abacus Settlements surviving the Abacus Merger as a wholly owned subsidiary of East Resource Acquisition Company, and LMA Merger Sub merged with and into LMA, with LMA surviving the LMA Merger as a wholly owned subsidiary of East Resource Acquisition Company. In connection with the Closing of the Merger, East Resource Acquisition Company was renamed Abacus Life, Inc. (the foregoing transaction is referred to as the “Business Combination”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on June 30, 2023, the Business Combination was consummated.

Our Employees

As of December 31, 2023, we had one hundred two (102) employees, none of whom are subject to any collective bargaining agreement or represented by a labor union. All of our employees are based in the United States. To date, we have not experienced any work stoppages and we consider our employee relations to be good. We believe that our employees are critical to our long-term success, and in 2019, we were ranked a top 3 place to work in Orlando based on employee reviews.

Intellectual Property

Our business depends, in part, on our ability to develop and maintain the proprietary aspects of its core technology. We rely on trademarks to protect our intellectual property.

We have been issued a federal registration for our “Abacus Settlements”, and “Abacus Life” trademarks. We also hold various domain names for websites that we use in our business. Additionally, we have developed and maintain proprietary software for our internal use to aid in pricing, valuation and risk analysis of life settlement policies.

Regulatory Overview

We are subject to various laws, regulations and licensing requirements in the United States which may expose us to liability, increase costs or have other adverse effects that could harm our business. These laws and regulations include, but are not limited to, data privacy and data localization, healthcare, insurance, copyright or similar laws, anti-spam, consumer protection, employment and taxation. Compliance with such laws can require changes to our business practices and significant management time and effort. Additionally, as we continue to develop and improve consumer-facing products and services, and as those offerings grow in popularity, the risk that additional laws and regulations will impact our business will continue to increase. We believe that we are in material compliance with all such laws, regulations and licensing requirements.

Data Privacy Laws and Regulations

Because we receive, use, transmit, disclose and store personal data, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. We are subject to the TCPA which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. Violators of the TCPA face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.

Privacy and data security regulation in the U.S. is rapidly evolving. For example, California enacted the California Consumer Privacy Act (“CCPA”), which came into force in 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used and shared. The CCPA allows for the California Attorney General to impose civil penalties for violations, as well as providing a private right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain personal information. The CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes, as well as increasing our compliance costs and potential liability. The CCPA excludes information covered by the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act and the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain.

The passage of the CCPA likely marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. For example, in 2020, Nevada enacted SB 220 which restricts the “selling” of personal information and, in 2021, Virginia passed the Consumer Data Protection Act which is set to take effect on January 1, 2023 and creates new privacy rights for Virginia residents. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

Various regulators are interpreting existing state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of other personal data. Courts may also adopt the standards for fair information practices which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal data.

Our failure to comply with these privacy laws or regulations could expose us to significant fines and penalties imposed by regulators and has in the past and could in the future expose us to legal claims by buyers, or other relevant stakeholders. Some of these laws, such as the CCPA, permit individual or class action claims for certain alleged violations, increasing the likelihood of such legal claims. Similarly, many of these laws require us to maintain an online privacy policy, terms of service and other informational pages that disclose our practices regarding the collection, processing and disclosure of personal information. If these disclosures contain any information that a court or regulator finds to be inaccurate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business and materially adversely affect our reputation.

Insurance Laws and Regulations

We operate as a life settlement producer in forty-nine (49) states. We have a strong track record with each state in which we are licensed and have not had any reportable incidents. Our in-house counsel and compliance staff reviews every life insurance policy we consider acquiring for compliance with applicable state regulations. We file an annual report with each state in which it operates and each state has the ability to request an audit at its discretion. Currently, 42 states have regulations that support the sale of life insurance policies to a third party, like our Company. Each state also has its own policyholder-facing disclosure requirements that we comply with in the ordinary course of its business.

We focus on acquiring and trading non-variable, non-fractionalized life insurance policies. These life insurance policies are deemed to be personal property of the owner based upon the Supreme Court decision Grigsby v. Russell in 1911. Furthermore, non-variable, non-fractionalized life insurance policies are not deemed to be securities under the federal securities laws, and so the Company is not required to register as an investment adviser or an investment company under the Investment Advisers Act of 1940, as amended or the Investment Company Act, respectively.

The Company may, in the future, purchase some amount of variable life insurance policies or interests in the death benefit of underlying life insurance policies. The Company has recently acquired a limited purpose broker dealer, which the Company intends to license to engage in transactions for variable and fractionalized life insurance policies. Abacus expects that any transactions in variable or fractionalized life insurance policies will represent less than 20% of the life insurance policies acquired by the Company at any time. The Company does not, and does not in the future intend to, engage in any life insurance securitization.

Facilities

Our corporate headquarters is located at 2101 Park Center Drive, Orlando, Florida 32835 and our telephone number is 800-561-4148. The headquarters consists of 18,866 square feet of “Class A” office space pursuant to a lease that expires in December 2029. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Legal Proceedings

We are not currently a party to any material legal proceedings. However, in the ordinary course of business we may be subject from time to time to various claims, lawsuits and other legal and administrative proceedings. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. Additionally, any such claims, lawsuits and proceedings, whether or not successful, could damage our reputation and business.

Available Information

Our investor relations website address is https://ir.abacuslife.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). These materials are also accessible on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors
The following discussion of "Risk Factors" identifies factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.
Risks Related to the Business of the Company

The Company’s valuation of life insurance policies is uncertain as many life insurance policies’ values are tied to their actual maturity date and any erroneous valuations could have a material adverse impact on the Company’s business.

The valuation of life insurance policies involves inherent uncertainty (including, without limitation, the life expectancies of insureds and future increases in premium costs to keep the policies in force). There is no guarantee that the value determined with respect to a particular life settlement policy by the Company will represent the value that will be realized by the Company on the eventual disposition of the related investment or that would, in fact, be realized upon an immediate disposition of the investment. In addition, there can be no guarantee that such valuation accurately reflects the current present value of such life insurance policy at its actual maturity. Uncertainties as to the valuation of life insurance policies held by the Company could require adjustments to reported net asset values and could have a material adverse impact on the Company’s business. Uncertainties as to the valuation may also result in the Company being less competitive in the market for originating new life settlement policies and could adversely affect the profits the Company realizes on life settlements purchased and sold.

The Company could fail to accurately forecast life expectancies. There may also be changes to life expectancies generally, resulting in people living longer in the future, which could result in a lower return on the Company’s life settlement policies.

Prices for life insurance policies and annuities that may be obtained by the Company depend, in large measure, upon the life expectancy of the underlying insureds. The returns of the Company’s hold portfolio is almost entirely dependent upon how accurate the actual longevity of an insured is as compared to the Company’s expectation for that insured. Life expectancies are estimates of the expected longevity or mortality of an insured. In determining the life expectancy of an insured, the Company relies on medical underwriting conducted by various medical underwriting firms. The medical underwriting process underlying life expectancy estimates is highly subjective, and mortality and longevity estimates are inherently uncertain. In addition, there can be no assurance that the applicable medical underwriting firm received accurate or complete information regarding the health of an insured under a life insurance policy, or that such insured’s health has not changed since the information was received. Different medical underwriting firms use different methods and may arrive at materially different mortality estimates for the same individual based on the same information, thus causing a life insurance policy’s value to vary. Moreover, as methods of calculating mortality estimates change over time, a mortality estimate prepared by any medical underwriting firm in connection with the acquisition of a life insurance policy may be different from a mortality estimate prepared by the same person at a later time. The valuation of the life insurance policies will vary depending on the dates of the related mortality estimates and the medical underwriting firms that provide the supporting information.
Other factors, including, but not limited to, better access to health care, better adherence to treatment plans, improved nutritional habits, improved lifestyle, an improved economic environment and a higher standard of living could also lead to increases in the longevity of the insureds under the life insurance policies. In addition to other factors affecting the accuracy of life expectancy estimates, improvements in medicine, disease treatment, pharmaceuticals and other medical and health services may enable insureds to live longer.

The actual longevity of an insured may be materially different than the predicted mortality estimate. If the actual maturity date of life insurance policies are longer than projected, it would delay when the Company could expect to receive a return on its investment and the Company may be unable to meet its investment objectives and goals. For example, a term life insurance policy in which the Company may invest have a stated expiration date on the date at which the underlying insured reaches a certain attained age and, beyond such date, the issuing insurance company may not be obligated to pay the face value, but rather only the cash surrender value which is usually maintained at a low value by investors, if any, in accordance with the terms of such life insurance policy. Therefore, if the underlying insured survives to the stated maturity date set forth in the terms of the life insurance policy, the issuing insurance company may only be obligated to pay an amount substantially less than the face value, which could have an adverse effect on the performance of the Company.

The medical underwriting and other firms that provide information for the Company’s forecasts of life expectancies are generally not regulated by the U.S. federal or state governments, with the exception of the states of Florida and Texas, which require life expectancy providers to register with their respective offices of insurance regulation. There can be no assurance that this business will not become more broadly regulated and, if so, that any such regulation would not have a material adverse effect on the ability of the Company to establish appropriate life expectancies in connection with the purchase or sale of policies.

The Company’s policy acquisitions are limited by the market availability of life insurance policies that meet the Company’s eligibility criteria and purchase parameters, and failure to secure a sufficient number of quality life insurance policies could have a material adverse effect on the Company’s business.

The life insurance policy secondary market has grown substantially in the past several years, however, as to whether and how it will continue to develop is uncertain. There are only a limited number of life insurance policies available in the market from time to time. There can be no assurance that the Company will be able to source life insurance policies on terms acceptable to the Company. As more investment funds flow into the market for life insurance policies, margins may be squeezed and the value of the collateral may become comparatively more expensive to purchase or subject to greater competition on the purchase side. There can be no assurance that secondary market life insurance policies will be available to the Company on satisfactory or competitive terms.

The supply of life insurance policies available in the market may be reduced by, among other things: (i) improvement in the economy, resulting in higher investment returns to insureds and other owners of life insurance policies from their investment portfolios; (ii) improvements in health insurance coverage, limiting the need of insureds to obtain funds to pay the cost of their medical treatment by selling their life insurance policies; (iii) the entry into the market of less reputable third-party brokers who submit inaccurate or false life insurance policy information to the Company; (iv) the establishment of new licensing requirements for market participants and a delay in complying or an inability to comply with such new requirements; or (v) refusal of the carrier that issued a life insurance policy to consent to its transfer. A change in the availability of life insurance policies could adversely affect the Company’s ability to execute its strategy and meet its objectives.
The Company may experience increased competition from originating life insurance companies, life insurance brokers, and investment funds which could have a material adverse effect on the Company’s business.

Life insurance companies have begun offering to repurchase their own in-force life insurance policies from their current policyholders by offering “enhanced cash surrender value payments” above the amount of the net cash surrender value provided under the life insurance contracts’ terms and thus compete directly with the Company and other life settlement providers. The life settlements industry has challenged the legal validity of the life insurance companies’ actions, and some state insurance regulators have declared that these repurchase offers are unlawful while other state insurance regulators have approved them. To the extent that life insurance companies can seek to repurchase their own in-force life insurance policies, they present competition to the Company in acquiring policies.

In addition, the Company is subject to significant competition from other life settlement brokers and investment funds for the purchase of life settlement policies. Increased competition for life settlement policies may result in the Company being unable to access the number of life settlement policies that it desires for its business at prices that it deems acceptable.

Historically, there has been a negative public perception of the life settlement industry that could affect the value and/or liquidity of the Company’s investments and the life settlement industry faces political opposition from life insurance companies which could have a material adverse effect on the Company’s business.

Many regulators, lawmakers and other governmental authorities, as well as many insurance companies and insurance industry organizations, are hostile to or otherwise concerned about certain aspects of the longevity-contingent asset markets. The life settlement industry and some of its participants have also been, and may continue to be, portrayed negatively in a number of widely read publications and other forms of media. These opponents regularly contend that life settlement transactions are contrary to public policy by promoting financial speculation on human life and often involve elements of fraud and other wrongdoing. Continued public opposition to the life settlement industry, as well as actual or alleged wrongdoing by participants in the industry, could have a material adverse effect on the Company and its investors, including on the value and/or liquidity of the Company’s investments.

In March 2010, the American Council of Life Insurers, an insurance carrier trade association, issued a press release calling for a complete ban on life settlement securitization. While that effort was not successful, any such federal or state legislation, if passed, could have the effect of severely limiting or potentially prohibiting the continued operation of the Company’s life settlement purchasing operations. All of the foregoing could adversely affect the Company’s ability to execute its investment strategy and meet its investment objectives.

The Company or third parties the Company relies upon could fail to accurately evaluate, acquire, maintain, track, or collect on life settlement policies, which could have a material adverse impact on the Company’s revenues.

The Company relies on third party data for tracking and servicing its life settlement policies. This includes the origination and servicing of life settlement policies by the servicing and tracking agent, market counterparties and other service providers, and the Company may not be in a position to verify the risks or reliability of such third-party data and systems. Failures in the systems employed by the Company and other service providers, counterparties, and other parties could result in mistakes made in the evaluation, acquisition, maintenance, tracking and collection of life settlement policies and other longevity-linked investments. This could result in the Company overpaying for life settlement policies it acquires or underpricing life settlement policies it sells. In addition, disruptions in the Company’s operations as a result of a failure in a third party system may cause the Company to suffer, among other things, financial loss, the disruption of its business, liability to third-parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on the Company.
There is a risk of fraud in the origination of the original life insurance policy or in subsequent sales of the life insurance policy that could adversely affect the Company’s returns which could have a material adverse impact on the Company’s business.

The Company faces the risk that an original owner of a life insurance policy, the related insured, the insurance agent involved in the issuance of such life insurance policy, or other party may have committed fraud, or misstated or failed to provide material information in connection with the origination or subsequent sale of that life insurance policy. While most life insurance policies may not be challenged for fraud after the end of the two-year contestability period, there may be situations where such fraud in connection with the issuance of a life insurance policy may survive the contestability period. If an issuing insurance company successfully challenges a life insurance policy acquired by the Company on the grounds of fraud, the Company may lose its entire investment in that life insurance policy. Furthermore, if the age of an insured was misstated, the Company may receive lower death benefits than expected. In addition, there may be information directly relevant to the value of a life insurance policy, including, but not limited to, information relating to the insured’s medical or financial condition, to which the Company will not have access. It is not possible to verify the accuracy or completeness of each piece of information or the completeness of the overall information supplied by such parties. Any such misstatement or omission could cause the Company to rely on assumptions which turn out to be inaccurate. Additionally, there can be no assurance that the seller of a life insurance policy in the tertiary market properly acquired that policy from the former owner, or that a former beneficiary or other interested party will not attempt to challenge the validity of the transfer. The occurrence of any one or more of these factors could adversely affect the Company’s performance and returns.

The Company may become subject to claims by life insurance companies, individuals and their families, or regulatory authorities which could have a material adverse impact on the Company’s business.

The secondary market for life insurance policies has been subjected to allegations of fraud and misconduct as reflected in certain litigated cases. Some of these cases, some of which have been brought by regulatory authorities, involve allegations of fraud, breaches of fiduciary duty, bid rigging, non-disclosure of material facts and associated misconduct in life settlement transactions. Cases have also been brought by the life insurance companies that challenge the legality of the original issuance of the life insurance policies based on lack of insurable interest, fraud and misrepresentation grounds.

Further, both federal and U.S. state statutes safeguard an insured’s private health information. In addition, insureds frequently have an expectation of confidentiality even if they are not legally entitled to it. Even if the Company properly obtains and uses otherwise private health information, but fails to maintain the confidentiality of such information, the Company may be the subject of complaints from the affected individuals, their families and relatives and, potentially, interested regulatory authorities. Because of the uncertainty of applicable laws, it is not possible to predict the outcome of those disputes. It is also possible that, due to a misunderstanding regarding the scope of consents that a transaction party possesses, the Company may request and receive from health care providers, information that it in fact did not have a right to request or receive. If the Company finds itself to be the recipient of complaints for these acts, it is not possible to predict what the results will be. This uncertainty also increases the likelihood that a transaction party may sell, or cause to be sold, life insurance policies in violation of applicable law, which could potentially result in additional costs related to defending claims or enduring regulatory inquiries, rescinding such transactions, possible legal damages and penalties and probable reduced market value of the affected life insurance policies. Each of the foregoing factors may delay or reduce the return on the policies and adversely affect the Company’s business and results of operations.

Life settlements in which we invest are not currently regulated under the federal securities laws, but if deemed to be securities would require further compliance with federal and state securities laws, which could result in significant additional regulatory burdens on the Company, and limit the Company’s investments, which could have an adverse impact on the Company’s business and results of operations.

The origination and trading in whole, non-variable life insurance policies has historically been understood to not involve transactions in securities. However, on February 22, 2019, the United States Court of Appeals for the Fifth Circuit in a case captioned In the Matter of Living Benefits Asset Management, LLC, vs. Kestrel Aircraft Company, Incorporated, case No. 18-10510, concluded that whole, non-variable life insurance policies, when offered for sale to an investor, were securities for purposes of the Investment Company Act. If this same conclusion were to be reached in other circuits or at the Supreme Court and extended to the Securities Act, there would be significant changes to our industry and it would materially impact the Company’s ability to conduct its business.
In 2002, the Eleventh Circuit Court of Appeals reached a similar conclusion with respect to fractionalized death benefits payable under non-variable policies in SEC v. Mutual Benefits Corp., but, the District of Columbia Circuit Court of Appeals reached a contrary result with respect to fractionalized death benefits in SEC v. Life Partners which was decided in 1996. The Company does not presently transact in fractionalized death benefits, i.e. buying or selling a part of, but not all of, a life settlement policy, nor does it currently plan to transact in fractionalized death benefits.

On July 22, 2010, the SEC released a staff report that recommended that Congress clearly define life settlements to be securities, so that the investors in life settlements transactions would be protected under the U.S. federal securities laws. To date, the SEC has not made another such recommendation to Congress nor has Congress acted on the SEC staff’s report. If the statutory definitions of “security” were to be amended to encompass life settlements involving non-variable life insurance policies, or if the Supreme Court or other Circuit Courts were to conclude that non-variable life insurance policies are securities for purposes of the Securities Act, the Company could become subject to additional extensive regulatory requirements under the federal securities laws. Those regulatory requirements would include the obligation to register the Company’s sales and offerings of life settlements with the SEC as public offerings under the Securities Act. Also, if the resale of non-variable life insurance policies were to be considered securities, the Company’s ownership of those policies as a percentage of its assets or source of income could be limited as it would likely manage its business to avoid being required to register as an “investment company” pursuant to the Investment Company Act. Those limitations could have an adverse effect on the Company’s business and results of operations. Any legislation or court or regulatory interpretations leading to that regulatory change or a change in the transactions that are characterized as life settlement transactions could lead to significantly increased compliance costs and increased liability risk to the Company, and could adversely affect the Company’s ability to acquire or sell life insurance policies in the future. This could materially and adversely affect the Company’s business, financial condition and results of operations, which in turn could materially and adversely affect the performance of the Company.

The Company cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential change in administration or new legislation on the Company’s business, financial condition, or results of operations and consequently, any potential material and adverse effect on the performance of the Company.

The Company may be subject to certain U.S. state securities laws, and failure to comply with applicable requirements may result in fines, sanctions and rescission of purchase or sale transactions.

Certain U.S. state laws specifically characterize life settlements as securities transactions. Thus, in some U.S. states, purchases and sales of life insurance policies by the Company may be subject to applicable U.S. state blue sky laws or other U.S. state securities laws. The Company intends to comply with all applicable federal and state securities laws. However, this will not necessarily exempt the Company from compliance with U.S. federal or state broker-dealer laws. The failure to comply with applicable securities laws in connection with the purchase or sale of life settlement policies could result in the Company being subject to fines, administrative and civil sanctions and rescission of life settlement policy purchase or sales transactions. Each of the foregoing factors could materially and adversely affect the performance of the Company.

The Company could in the future be required to register as an investment company under the Investment Company Act or could have to substantively change its business model in order to fit within an applicable exemption from such registration requirement.

The Company’s sales of life insurance policies and investment and financing programs of which the purchase or sale of a life insurance policy is a part are subject to an evolving regulatory landscape. Depending on the facts and circumstances attending such sales or programs, U.S. state and federal securities laws, including the Investment Company Act could be implicated, and it is possible that the Company could in the future be required to register as an investment company under the Investment Company Act. The Company would not be able to continue to operate its business as it does today if required to register as an investment company. In such event, the Company would have to substantively change its business model to avoid registration as an investment company under the Investment Company Act. If the Company were required to change its business model in order to fit within an exemption from registration, it would have a material adverse effect on the performance of the Company.

The Company faces privacy and cyber security risks related to its maintenance of proprietary information, including information regarding life settlement policies and the related insureds, and any adverse impact related to such risks could have a material adverse impact on the Company’s business.

The Company relies on data processing systems to price and close transactions, to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Company’s activities. Further, the Company relies on information systems to store sensitive information about the Company, its affiliates, and its investments, including life settlement policies and information about the related insured individuals and others. While the Company is not aware of security breaches or proceedings related to the processing of information, the loss or improper access, use or disclosure of the Company’s proprietary information can adversely impact the Company. For example, the Company could suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a material adverse effect on the Company.

Additionally, the Company collects information related to life insurance, including nonpublic personal information (“NPI”) and protected health information (“PHI”), and information from its website, such as contact information and high-level policy information. The Company also collects information from its employees, such as standard HR information, and business contact information from third party employees. The Company shares information with its service providers, and has entered into non-disclosure and business association agreements, where appropriate. Although the Company has, and believes that each service provider has, procedures and systems in place that it believes are reasonably designed to protect such information and prevent data loss and security breaches, such measures cannot guarantee absolute security.

Furthermore, the techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently with increasing sophistication and may be difficult to detect for long periods of time. For example, hardware or software acquired from third parties may contain defects in design or other problems that could unexpectedly compromise information security. Network connected services provided by third parties to the Company may be susceptible to compromise, leading to a breach of the Company’s network and/or business interruptions. The Company’s systems or facilities may be susceptible to employee error or malfeasance, government surveillance, or other security threats.

The Company is subject to U.S. privacy laws and regulations. Failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Due to the type of information the Company collects, including personal, medical, and financial information on the underlying insureds, and the nature of its services, the Company is subject to privacy laws. In the United States, federal, state and local governments have enacted numerous data privacy and security laws to address privacy, data protection and collection, and the processing and disclosure of certain types of information. Obligations related to these laws are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. In addition, these obligations may be subject to differing applications and interpretations, which can result in inconsistency or conflict among jurisdictions. Among these laws, the Company is likely subject to the Telephone Consumer Protection Act (“TCPA”), Controlling Assault of Non-Solicited Pornography and Marketing Act of 2003, the Gramm-Leach Bliley Act (“GLBA”) and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

The Company may be considered a financial institution under the GLBA, and is subject to the GLBA through the NPI it collects. The GLBA regulates, among other things, the use of certain information about individuals (NPI) in the context of the provision of financial services. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of NPI, and a “Safeguards Rule,” which imposes obligations on financial institutions, and indirectly, their service providers, to implement and maintain physical, administrative and technological measures to protect the security of NPI.

The Company has certain business components that are subject to HIPAA. HIPAA imposes privacy, security and breach notification obligations on “covered entities” and “business associates.” Furthermore, HIPAA requires “covered entities” and “business associates” to develop and maintain policies with respect to the protection of PHI. If in violation of HIPAA, the Company may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. HIPAA also authorizes state Attorneys Generals to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue the Company in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Because of the complexity of the various data privacy laws the Company may be subject to, compliance can be costly. The Company has taken general steps to comply with data privacy and security laws. For example, the Company has implemented a number of policies, including policies regarding access controls, customer data privacy, secure data disposal, and incident response and risk assessments. Despite these efforts, the Company may at times fail in its efforts due to the complexity and evolving nature of these laws. Failure to comply with relevant data privacy laws could negatively impact the Company’s operations, including subject the Company to possible government enforcement actions which could result in investigations, fines, penalties, audits, inspection, litigation, additional reporting requirements and/or oversight.

The Company’s business may be subject to additional or different government regulation in the future, which could have a material adverse impact on the Company’s business.

The Company is currently licensed and operating in 49 states. Increased regulation (whether promulgated under insurance laws or any other applicable law) and regulatory oversight of and changes in law applicable to life settlements may restrict the ability of the Company to carry on its business as currently conducted. This could also impose additional administrative burdens on the Company, including responding to examinations and other regulatory inquiries and implementing policies and procedures. Regulatory inquiries often are confidential in nature, may involve a review of an individual’s or a firm’s activities or may involve studies of the industry or industry practices, as well as the practices of a particular institution.

There is currently no direct legal authority regarding the proper federal tax treatment of life settlements and potential future rulings from the IRS may have significant tax consequences on the Company.

There is no direct legal authority regarding the proper U.S. federal income tax treatment of life settlements, and the Company does not plan to request a ruling from the IRS. Consequently, significant aspects of the tax treatment of the Company’s assets are uncertain, and the IRS or a court might not agree with the Company’s treatment of life settlements as prepaid financial contracts that are not debt. If the IRS were successful in asserting an alternative treatment, the tax consequences of ownership and disposition of life settlements could be materially and adversely affected. In addition, in 2007, the U.S. Treasury Department and the IRS released a notice requesting public comments on various issues regarding the U.S. federal income tax treatment of “prepaid forward contracts” and similar instruments. Any Treasury regulations or other guidance promulgated after consideration of these issues could materially and adversely affect the tax consequences of an investment in life settlements, possibly with retroactive effect.
There have been lawsuits in various states questioning whether a purchaser of a life insurance policy has the requisite “insurable interest” in the policy which would permit the purchaser to collect the insurance benefits and an adverse finding in any of these lawsuits could have a material adverse effect on the Company’s business.

All states require that the initial purchaser of a new life insurance policy insuring the life of another individual have an insurable interest in that individual’s life at the time of the original issuance of the policy. An “insurable interest” is an economic stake in an event for which a person or entity purchases an insurance policy. An insurance policy may only be initially purchased by a person or entity who has an insurable interest in the insured. For example, if a spouse purchases an insurance policy on his or her spouse or a company purchases an insurance policy on an employee. In addition, some states may require that the Company have an insurable interest in the insured. Whether an insurable interest exists in the context of the purchase of a life insurance policy is critical because in the absence of a valid insurable interest, life insurance policies are unenforceable under the laws of most states. Where a life insurance policy has been issued to a policy holder without an insurable interest in the life of the insured, the life insurance company may not be required to pay the face value under the policy and may also be entitled to retain the premiums paid. Generally, there are two forms of insurable interest in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. Insurable interest is determined at the inception of the policy. The definition of exactly what constitutes “insurable interest” tends to vary by state. Some cases have also been initiated by life insurance companies, challenging the legality of the original issuance of policies on insurable interest grounds and asserting that such policies constitute “Stranger-Originated Life Insurance” or “STOLI,” which is defined as a practice or plan to initiate a life insurance policy for a third-party investor who, at the time of policy origination, has no insurable interest in the insured. Some states (such as Utah and New York) permit the heirs and beneficiaries of an insured to recover the face value under such STOLI policies rather than the policy owner which lacked insurable interest.

While the Company does not believe it has invested in any STOLI polices, and has policies and procedures in place to identify potential STOLI policies, there can be no guarantee that the Company will identify all STOLI policies. As such, the Company may acquire certain life insurance policies that may be deemed by an issuing insurance company to be STOLI policies, whether purposefully, if the Company deems such life insurance policy to be an attractive investment even after taking into account the insurable interest risk, or inadvertently, where the true nature of such life insurance policy is not discovered prior to its acquisition by the Company. Should an issuing insurance company successfully challenge the validity of a life insurance policy acquired by the Company, the Company will lose its investment in such life insurance policy. Furthermore, the Company will also suffer losses if a family member of an insured is successful in asserting a claim that he or she, and not the Company, is entitled to the face value payable under a life insurance policy.

The failure of the Company to accurately and timely track and pay premium payments on the life insurance policies it holds could result in the lapse of such policies which would have a material adverse impact on the Company’s business.

In order to realize on its investment in life insurance policies, the Company must ensure that the life insurance policies remain in force until they mature or are sold by the Company. Failure by the Company to pay premiums on the life insurance policies when due will result in termination or “lapse” of the life insurance policies and will result in the loss of the Company’s investment in such life insurance policies.

The originating life insurance company may increase the cost of insurance premiums, which would adversely affect the Company’s returns.

For any life insurance policies that may be obtained by the Company, the Company will be responsible for maintaining the policies, including paying insurance premiums. If a life insurance company increases the cost of insurance charged for any of the life insurance policies held by the Company, the amounts required to be paid for insurance premiums due for these life insurance policies may increase, requiring the Company to incur additional costs for the life insurance policies which may reduce the value of such life insurance policies and consequently affect the returns available on such policies.
Life insurance companies have in the past materially increased the cost of insurance charges. There can be no assurance that life insurance policies acquired by the Company will not be subject to cost of insurance increases. If any such life insurance policies are affected by a cost of insurance increase, the value of such life insurance policy may be materially reduced and the Company may decide or may be forced to allow such life insurance policy to lapse, resulting in a loss to the Company.

In the event an insurance company experiences significantly higher than anticipated expenses associated with operation and/or policy administration, or, in some instances, lower investment returns, the insurance company may have the right to increase the charges to each of its policy owners, but not beyond guaranteed maximums. While the insurance companies did not specify the reason for the increases, it is generally believed that the low interest rate environment was a significant contributing factor in the decision to raise the cost of insurance.
The Company may not be able to liquidate its life insurance policies which could have a material adverse effect on the Company’s business.

In the ordinary course of its business, the Company engages in the purchase and sale of life insurance policies. The liquidation value of these life insurance policies is important where, for example, it becomes necessary to sell life insurance policies from the Company’s hold portfolio in order to meet the Company’s cash flow needs, including the payment of future premiums.

In many cases liquidations may not be a viable option to meet the Company’s liquidity because of, among other things: (1) the lack of a market for such life insurance policies at the time; (2) the uncertainties surrounding the liquidation value of an individual life insurance policy; (3) the extensive amount of time and effort it might take to sell a life insurance policy; (4) the effect excessive sales of life insurance policies may have on transactions and future cash flows; and (5) the tax consequences.

The Company assumes the credit risk associated with life insurance companies and may not be able to realize the full value of insurance company payouts which could have a material adverse effect on the Company’s profits.

The Company will assume the credit risk associated with life insurance policies issued by various life insurance companies. The failure or bankruptcy of any such life insurance company could have a material adverse impact on the Company’s ability to achieve its investment objectives. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including extended economic recessions, interest rate changes, the subprime lending market crisis or changes in investor perceptions regarding the strength of insurers generally and the life insurance policies or annuities they offer. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business obligation to pay the face value of policies.

The insolvency of any insurance company or a downgrade in the ratings of an insurance company could have a material adverse impact on the value of the related life insurance policies, the collectability of the related face value, cash surrender value or other amounts agreed to be paid by such insurance company. In the event that a life insurance carrier becomes insolvent or is placed into receivership, most state guaranty associations place a $300,000 or lower cap on face value for policies per insured. In addition to the limitations on the amount of coverage, which vary by state, there are limitations on who may make claims under such coverage and the Company may not be eligible to make claims under U.S. state guarantee funds as most U.S. state guarantee fund laws were enacted with the stated goal of assisting policyholders residing in such states. Even if available to the Company, guarantee fund coverage limits are typically smaller than the face values of some of the life insurance policies that the Company will acquire. There can be no assurance that as more life settlement transactions are undertaken, legislators will not adopt additional restrictions on the availability of U.S. state guaranty funds.
The Company’s success is dependent upon the services of its experienced management and talented employees. If the Company is unable to retain management and/or key employees, its ability to compete could be harmed.

The success of the Company is dependent upon the talents and efforts of highly skilled individuals employed by the Company and the Company’s ability to identify and willingness to provide acceptable compensation to attract, retain and motivate experienced management, talented investment professionals and other employees. Most of the shares registered for sale by the Registration Statement of which this Prospectus is a part are owned by our founders who are also key members of management of the Company.

There can be no assurance that the Company’s management and professionals will continue to be associated with the Company, and the failure to attract or retain such professionals could have a material adverse effect on the Company’s ability to execute on its business plan. Competition in the financial services industry for qualified management and employees is intense and there is no guarantee that, if lost, the talents of the Company’s professionals could be replaced.

The Company’s intellectual property rights may not adequately protect the Company’s business.

To be successful, the Company must protect its technology, know-how and brand through means, such as trademarks, trade secrets, patents, copyrights, service marks, contractual restrictions, and other intellectual property rights and confidentiality procedures. Despite the Company’s efforts to implement these protections, they may not adequately protect its business for a variety of reasons, including:

    • inability to successfully register or obtain patents and other intellectual property rights for important innovations that sufficiently protect the full scope of such innovations;

    • inability to maintain appropriate confidentiality and other protective measures to establish and maintain the Company’s trade secrets;

    • uncertainty in, and evolution of, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights;

    • potential invalidation of the Company’s intellectual property rights through administrative processes or litigation; and

    • other practical, resource, or business limitations on the Company’s ability to detect and prevent infringement or misappropriation of our rights and to enforce our rights.

Litigation may be necessary to enforce the Company’s intellectual property or proprietary rights, protect the Company’s trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in the Company’s favor, could result in significant expense to the Company, and divert the time and efforts of the Company’s technical and management personnel. If the Company is unable to prevent third parties from infringing upon, violating or misappropriating the Company’s intellectual property or is required to incur substantial expenses defending the Company’s intellectual property rights, the Company’s business, financial condition and results of operations may be materially adversely affected.

The Company may become subject to intellectual property disputes, which are costly and may subject the Company to significant liability and increased costs of doing business.

The Company may in the future become subject to intellectual property disputes. The Company’s success depends, in part, on the Company’s ability to operate without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, the Company may not be aware that its practices are infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims against the Company or its business partners alleging such infringement, misappropriation or violation.

Any claims of intellectual property infringement, even those without merit, may be time-consuming and expensive to resolve, divert management’s time and attention, cause the Company to cease using or incorporating the asserted challenged intellectual property rights expose it to other legal liabilities, or require it to enter into licensing agreements to obtain the right to use a third party’s intellectual property. Although the Company carries general liability insurance, it may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. The Company cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on the Company’s business, financial condition, or results of operations.

Even if the claims do not result in litigation or are resolved in the Company’s favor, these claims, and the time and resources necessary to resolve them, could divert the resources of the Company’s management and harm the Company’s business and results of operations.

Pandemics, along with rising interest rates and inflation, may disrupt the ability of the Company and its providers to originate life settlement policies which could have a material adverse impact on the Company’s financial position.

Pandemics, particularly in the United States, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to source life settlement policies, as well as temporary closures of our facilities and the facilities of our third-party service providers. Any disruption or delay of our third-party service providers would likely impact our operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of the United States and throughout the world, resulting in an economic downturn that could affect demand for the life insurance policies and significantly impact the Company’s operating results. Adverse changes in the perceived or actual economic climate, including higher
unemployment rates, declines in income levels, inflation, and recession may shift the timing and    volume    of transactions, or    the number of customers using    our services for a prolonged period.

In the past, we have identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2022, which were remediated as of December 31, 2023.

Detailed descriptions of the changes to internal control over financial reporting as they relate to the material weaknesses are provided in Part II, Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

In the future we may discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Risks Related to Being a Public Company

The market price of our notes may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our notes may be volatile. The securities markets have recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your notes at an attractive price due to a number of factors such as the following:

    • the impact of pandemics on our financial condition and the results of operations;

    • our operating and financial performance and prospects;

    • our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

    • conditions that impact demand for our products and/or services;

    • future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

    • the public’s reaction to our press releases, other public announcements and filings with the SEC;

    • the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

    • the size of our public float;
    • coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

    • market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

    • strategic actions by us or our competitors, such as acquisitions or restructurings;

    • changes in laws or regulations which adversely affect our industry or us;

    • privacy and data protection laws, privacy or data breaches, or the loss of data;

    • changes in accounting standards, policies, guidance, interpretations or principles;
    • changes in senior management or key personnel;

    • issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
    • changes in our dividend policy;

    • adverse resolution of new or pending litigation against us; and

    • changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from inflation, natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of the notes, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our notes is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

The implementation of all required accounting practices and policies and the hiring of additional financial staff has increased and may continue to increase our operating costs and requires our management to devote significant time and resources to such implementation. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that are timely and reliable. Any such delays or deficiencies could harm us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and damaging our reputation, which in either cause could impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our notes on NASDAQ.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the cash flow available to make required payments with respect to the notes and affect our ability to execute our investment strategy or impact the value of our investments.

We have funded our operations since inception primarily through our origination, active management and holding of life settlement policies. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of the notes to make claims on our assets.

The Company has a series of warrants outstanding (collectively the “Warrants”), which include: (i) warrants (the “Private Placement Warrants”) originally issued in connection the Company’s initial public offering (the “Company IPO”) to purchase up to 7,120,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), issuable upon the exercise, at an exercise price of $11.50 per share; (ii) warrants issued in connection with the Closing of the Business Combination to purchase up to 1,780,000 shares of our Common Stock issuable upon the exercise, at an exercise price of $11.50 per share; (iii) warrants (the “Public Warrants”) issued in connection with the Company IPO to purchase up to 17,250,000 shares of Common Stock, at an exercise price of $11.50 per share, of the public warrants. We receive no capital until the Warrants are exercised, which do not expire until 2028. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our securities less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. While we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (3) reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict whether investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities. The market price of our securities may be more volatile.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Changes in tax regulations or their interpretation could negatively impact our cash flows and results of operations.

Changes in tax and other revenue raising laws, regulations and policies in the jurisdictions where we do business could impose new restrictions, costs or prohibitions on our practices and negatively impact our results of operations. In addition, interpretation of tax regulations requires us to exercise our judgment and taxing authorities or our independent registered public accounting firm may reach conclusions about the application of such regulations that differ from our conclusions. Changes to US tax laws, regulations, or interpretations could impact the tax treatment of our earnings and adversely affect our cash flows and financial results.

We are subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows. The final outcome of tax audits, investigations, and any related litigation could be materially different from our historical tax provisions and accruals.

Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. See the “Critical Accounting
Estimates” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.

Our indebtedness may restrict our operations.

As of December 31, 2023, we had approximately $139,820,514 of total debt outstanding. This indebtedness could restrict our flexibility to react to changes in our businesses, industry, economic conditions, and increase borrowing costs. We must dedicate a portion of our cash flow from operations to debt servicing and repayment of debt, which reduces funds available for strategic initiatives and opportunities, share repurchases, working capital, and other general corporate needs. It also increases our vulnerability to the impact of adverse economic and industry conditions.

If we are unable to comply with our debt agreements, or to raise additional capital when needed, our business, cash flow, liquidity, and results of operations could be harmed.

Our ability to make scheduled cash payments on and to refinance our indebtedness depends on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.

In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our ability to acquired life settlement policies. Failure to make scheduled cash payments on our existing debt, or to comply with the restrictive covenants and other requirements in our debt agreements, could result in an event of default, which, if not cured or waived, could result in acceleration of our debt repayment obligations. We may not have sufficient cash to repay any accelerated debt obligations, which would immediately and materially harm our business, results of operations and financial condition.

We may be required to raise additional capital to refinance our existing debt, or to expand or support our operations. Our access to and cost of financing will depend on, among other things, economic conditions, conditions in the financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings, and the outlook for our industry as a whole. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict our business operations or adversely affect our ability to obtain additional financing. There is no guarantee that debt or equity financings will be available in the future on terms favorable to us or at all. If we are unable to access additional funds on acceptable terms, we may have to adjust our business operations, and our ability to acquire additional life settlement policies, or make other investments in our business could be impaired, any of which may adversely affect our cash flows and results of operations.

We may incur substantially more debt, which could exacerbate further the risks associated with our leverage.

We and our subsidiaries may incur substantial additional indebtedness in the future. To the extent that we and our subsidiaries incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above will increase.
Risks related to ownership of our common stock.

Our stock repurchase program may not enhance long-term stockholder value and could increase the volatility of the market price of our common stock and diminish our cash.

Our stock repurchase program does not obligate us to repurchase any shares of our common stock. The timing and amount of any repurchases depend upon several factors, including market conditions, business conditions, statutory and contractual restrictions, the trading price of our common stock and the nature of other investment opportunities available to us. In addition, repurchases of our common stock could affect our stock price and increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be absent the program and could reduce market liquidity for our stock. Use of our funds to repurchase stock could diminish our cash reserves, which may impact our ability to finance growth, pursue strategic opportunities, and discharge liabilities. Our stock repurchases may not enhance stockholder value because the market price of our common stock may decline below the prices at which we repurchased stock and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management is responsible for mitigating the Company’s risks, including cybersecurity. The Board of Directors has the oversight responsibility for the Company’s risk management and has delegated its responsibility over cybersecurity to the Audit Committee.

The Audit Committee periodically reviews the Company’s cybersecurity policy and programs established by management to mitigate cybersecurity and data risks. The periodic reviews take place on a quarterly basis and include reports from the Company’s cybersecurity team led by the Company’s Chief Information Security Officer (“CISO”) who has over 10 years of data security experience. The quarterly report provides an overview of cybersecurity threats, key measures in place to mitigate cybersecurity threats and vulnerabilities, provides a status of ongoing security projects to strengthen the Company’s cybersecurity posture, as well as plans and resource needs for addressing possible future cybersecurity threats and vulnerabilities. The Company’s cybersecurity policy is centered on mitigating risks related to cybersecurity, privacy, physical security, and information security risk management.

The Company’s cybersecurity risk management approach is reviewed for alignment with the Company’s overall risk tolerance. The Company has a dedicated cybersecurity team led by the CISO who is responsible for executing the risk strategy and policies developed in coordination with the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel, Presidents, and the Vice Presidents of Finance and Capital Markets.

The Company’s cybersecurity policy outlines every level of protection put in place to safeguard sensitive data as well as company technology assets, including threats and vulnerabilities posed from our interactions with suppliers and third-party service providers. These layers of protection include physical, local, and network layers as prescribed by standard information technology guidelines. The cybersecurity policy also contains procedures for responding to incidents that may threaten the security of Company systems and/or network, which include multiple layers of protections using current security measures and applications. The effectiveness of our security policy and procedures are tested frequently with periodic effectiveness reports shared with senior management and the Audit Committee to facilitate their risk oversight responsibilities.

No risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 2101 Park Center Drive, Suite 200, Orlando, Florida, 32835. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, the Company believes, based on current knowledge and after consultation with counsel, that the Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the end of the period to which this Report relates.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock, warrants, and fixed rate senior notes are currently listed on The NASDAQ Stock Market under the ticker symbol “ABL”, “ABLLW”, and “ABLLL”, respectively.
Holders
On March 30, 2024, there were 12 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stockholder		Common Stock
Jay Jackson	[1], [2]	12,593,250
K. Scott Kirby	[1], [2]	12,593,250
Sean McNealy	[1], [2]	12,593,550
Matthew Ganovsky	[1], [2]	12,593,250
East Sponsor, LLC (Terry Pegula)	[1], [3]	11,417,000
Cede & Co (Public Float)		1,827,240
Thomas W. Corbett Jr.	[2]	17,500
Adam Gusky	[2]	22,718
Mary Beth Shulte	[2]	22,000
Cornelis Michiel Van Katwijk	[2]	7,500
Karla Radka	[2]	7,500

Total		63,694,758
[1] – 5% Stockholder.
[2] – Directors and named executive officers.
[3] – East Sponsor is the record holder of (i) 11,417,000 shares of Common Stock and (ii) currently exercisable warrants to purchase 7,120,000 shares of Common Stock.
Dividends
We have not declared or paid dividends on our common stock to date. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, Delaware law, and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.
Securities authorized for issuance under equity compensation plans
See Note 15, Stock-Based Compensation, to the consolidated financial statements for further discussion of our stock compensation plans.
Purchases of equity securities by the issuer
See Note 14, Shareholders’ Equity, to the consolidated financial statements for further discussion of our stock repurchase program.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ABACUS LIFE, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Abacus Life, Inc.’s financial condition and results of operations. This discussion should be read in conjunction with Abacus Life, Inc.’s financial statements and related notes thereto that appear elsewhere in this Annual Report on Form 10-K.

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Life, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Life, Inc..

Objective

The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022.

Overview
Abacus Life, Inc. (“Company”) was formerly known as East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. The Company conducts its business through its wholly-owned, consolidated subsidiaries, primarily Abacus Settlements LLC (“ Abacus Settlements” or “Abacus”) and Longevity Market Assets, LLC (“LMA”), which are Delaware limited liability companies and headquartered in Orlando, Florida.

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

Upon acquiring a policy, we have the option to either (i) trade that policy to a third-party institutional investor (i.e., generating a spread on each trade) or (ii) hold that policy on our balance sheet until maturity (i.e., paying the premiums over time and receiving the final claim / payout). This process is predicated on driving the best economics for the Company and we categorize this revenue as “Trading” or “Active management revenue.”

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

The Company, through its Abacus subsidiary, originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors (“Financing Entities”) and for the Company to invest in the life settlement asset class. Specifically, the Company originates policies through three primary origination channels (Agents/Financial Advisors, Direct-to-Consumers, Life Settlement Brokers) and Third-Party Intermediaries, screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of the life insurance policy’s face value (“Origination Revenue”).

Our Business Model

As mentioned in the above Overview section, the Company generates revenue in three main ways. The first channel is through our active portfolio management strategy (“Active management revenue”), whereby we can (i) generate a spread on traded policies, (ii) hold policies on our balance sheet (paying premiums over time and receiving the payout/claim), or (iii) generate unrealized gains or losses on policies purchased by our Structured Note Offerings (LMATT Series 2024, Inc., LMATT Growth Series 2.2024, Inc., and LMATT Growth and Income Series 1.2026, Inc.) and Income Funds (LMA Income Series, LP, and the LMA Income Series II, LP). The second channel is from portfolio and policy servicing activities (“Portfolio servicing revenue”), whereby we provide a range of services to life settlement asset owners. The third channel is from origination services rendered by serving as a life settlement provider when purchasing outstanding life insurance policies.

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

For the life settlement policies accounted for under the fair value method, these policies are part of the collateral consideration for the market linked structured notes issued under LMX Series, LLC and LMA Series, LLC subsidiaries where quarterly valuations are a condition of the private placement memorandum. Given that there is a valuation requirement stipulated in the notes, management has elected to use the fair value method for these policies, which are valued based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. Policies carried at fair value method captures the change in fair value within the income statement when those changes occur as opposed to when the policies are sold or mature. For policies held at fair value, changes in fair value are reflected in operations in the period the change is calculated. Under the investment method, investments in contracts are recorded at investment price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. Gains or losses on sales of policies carried using the investment method are recorded at the time of sale or maturity. For policies carried under the fair value method, we record the initial investment of the transaction price and remeasure the investment at fair value at each subsequent reporting period. Changes in fair value are reported in revenue when they occur, including those related to life insurance proceeds (policy maturities) and premium payments. Upon the sale of a life settlement contract, we record gains or losses for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the policy.

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

As a life settlement provider, the Company serves as a purchaser of outstanding life insurance policies. When serving as a purchaser, the Company’s primary purpose in the transaction is to connect buyers and sellers through an origination process. The origination process is core to the Company’s business and drives its economics. The Company averages approximately 2% of face value of the life insurance policy in origination fees and has developed three high quality origination channels which include agents and Financial Advisors, direct to consumer and Life Settlements Brokers. The Company also originates policies with Third-Party Intermediaries. Generally, diversification across multiple origination channels lowers average policy acquisition costs and increases estimated returns. The Company finds sellers through its origination channels using strategic marketing practices in its core markets, with the purpose of finding policy owners who want to capitalize on their investments prior to death by extracting value from their policies through the sale of such policies to Financing Entities.

Key Factors Affecting Our Performance

The markets for our consulting and portfolio servicing are affected by economic, regulatory, and legislative changes, technological developments, and increased competition from established and new competitors. We believe that the primary factors in selecting Abacus Life, Inc. include reputation, the ability to provide measurable increases to stockholder value and return on investment, global scale, quality of service and the ability to tailor services to each client’s specific needs. In that regard, with our ability to leverage the technology developed by the Companies, we are focused on developing and implementing data and analytic solutions for both internal operations and for maintaining industry standards and meeting client needs.
Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Years Ended December 31,
	2023	2022
Portfolio servicing revenue
Related party servicing revenue	$778,678	$818,300
Portfolio servicing revenue	223,496	652,672
Total portfolio servicing revenue	1,002,174	1,470,972
Active management revenue
Investment Income from life insurance policies held using investment method	17,980,987	37,828,829
Change in fair value of life insurance policies (policies held using fair value method)	43,214,390	5,413,751
Total active management revenue	61,195,377	43,242,580
Origination revenue
Related Party origination revenue	494,972	—
Origination Revenue	3,708,928	—
Total origination revenue	4,203,900	—
Total revenues	66,401,451	44,713,552

Cost of revenue (excluding depreciation and amortization stated below)
Related party cost of revenue	99,456	—
Cost of revenues (including stock based compensation of $322,607 and $— in 2023 and 2022, respectively)	6,390,921	5,884,669
Total cost of revenues	6,490,377	5,884,669
Gross Profit	59,911,074	38,828,883
Operating expenses
Sales and marketing	4,905,747	2,596,140
General, administrative and other (including stock based compensation of $10,455,417 and $— in 2023 and 2022, respectively)	26,482,571	1,426,865
Unrealized loss (gain) on investments	(1,369,112)	1,045,623
(Gain) loss on change in fair value of debt	2,356,058	90,719
Depreciation and amortization expense	3,409,928	4,282
Total operating expenses	35,785,192	5,163,629
Operating Income	24,125,882	33,665,254
Other income (expense)
Loss on change in fair value of warrant liability	(4,204,360)	—
Other income (expense)	(146,443)	(347,013)
Interest (expense)	(9,866,821)	(42,798)
Interest income	594,764	1,474
Net income before provision for income taxes	10,503,022	33,276,917
Income tax expense	1,468,535	889,943
Net income	9,034,487	32,386,974
Less: Net income (loss) attributable to noncontrolling interest	(482,139)	704,699
Net income attributable to Abacus Life, Inc.	9,516,626	$31,682,275

Revenue

Related Party Services

We have a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as some of the owners of the Company and certain members of management jointly own 11% of the Nova Funds. We enter into service agreements with the owners of life settlement contracts and are responsible for maintaining the policies, managing processing of claims in the event of death of the insured and ensuring timely payment of optimized premiums computed to derive maximum return on maturity of the policy. We neither assume the ownership of the contracts nor undertake the responsibility to make the associated premium payments. The duties that we perform under these arrangements are considered a single performance obligation that is satisfied over time and revenue is recognized for services provided for the corresponding time period. We earn servicing revenue related to policy and administrative services on behalf of Nova Funds portfolio (the “Nova Portfolio”). The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12.

	Years Ended December 31,
	2023	2022	$ Change	% Change
Related party servicing revenue	$778,678	$818,300	$(39,622)	(4.8)%

Related party servicing revenue decreased by $(39,622), or (4.8)%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in related party servicing revenue is primarily due to servicing less policies owned by the Nova Portfolio for the year ended at December 31, 2023.

	Years Ended December 31,
	2023	2022	$ Change	% Change
Portfolio servicing revenue	$223,496	$652,672	$(429,176)	(65.8)%

Portfolio servicing revenue decreased by $(429,176) or (65.8)%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in portfolio servicing revenue is primarily attributable to a reduction in the non-recurring consulting projects during the year ended December 31, 2023 compared to the year ended December 31, 2022. There were no new non-recurring consulting projects initiated during the year ended 2023 to servicing more external funds.
mor3.
Active management revenue

	Years Ended December 31,
	2023	2022	$ Change	% Change
Active management revenue:
Policies accounted for under the investment method	$17,980,987	$37,828,829	$(19,847,842)	(52.5)%
Policies accounted for under the fair value method	43,214,390	5,413,751	37,800,639	698.2%
Total active management revenue	$61,195,377	$43,242,580	$17,952,797	41.5%

Total active management revenue increased by 17,952,797, or 41.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in active management revenue was primarily attributable to an increase of $22,475,355 in unrealized gains on held policies accounted under the fair value method due to increase in held policies, $1,849,216 increase in total realized gains, and offset by a decrease of $(6,371,774) in total maturities on held policies, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Revenue for policies accounted for under the investment method decreased by $(19,847,842) or (52.5)% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is primarily due to decrease in realized gains of $(12,847,842) due to a shift to electing the fair value method of accounting on all policies purchased after June 30, 2023 and a decrease of $(7,000,000) in maturities on held policies, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

The aggregate face value of policies accounted for using the investment method is $33,900,000 as of December 31, 2023, with a corresponding carrying value of $1,697,178. Additional information regarding policies accounted for under the investment method is as follows:

	Years Ended December 31,
	2023	2022
Investment method:
Policies bought	165	145
Policies sold	164	127
Policies matured	2	2
Average realized gain (loss) on policies sold	19%	17%
Number of external counter parties that purchased policies	15	25
Realized gains	$13,980,987	$26,828,829
Revenue from maturities	$4,000,000	$11,000,000

Revenue for policies accounted for under the fair value method resulted in an increase in revenue of $37,800,639 or 698.2% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is driven primarily by an increases in unrealized gain on life settlement policies of $22,475,355 and in realized gains and maturities of $19,272,794, offset by $(4,281,610) premiums paid, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Aggregate face value of policies held at fair value is $520,503,710 as of December 31, 2023, with a corresponding fair value of $122,296,559. For the policies held at fair value, the unrealized gain recorded on 382 purchased policies as of $27,889,106 represents a change in fair value of the aforementioned policies. The Company realized a gain of $19,606,894, including maturities of $828,226, for the year ended December 31, 2023 for 196 sold policies that were included in the change in fair value of life insurance policies held using the fair value method and made premium payments of $4,281,610, which were also included in the total realized gains. Additional information regarding policies accounted for under the fair value method is as follows:

	Years Ended December 31,
	2023	2022
Fair value method:
Policies bought	382	35
Policies sold	196	0
Policies matured	3	2
Average realized gain (loss) on policies sold	17%	—%
Number of external counter parties that purchased policies	10	0
Realized gains, net of $(4,281,610) of premiums paid	$14,497,058	$134,100
Revenue from maturities	$828,226	$200,000

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

	Years Ended December 31,		$ Change	% Change
	2023	2022
Related Party origination revenue	$494,972	$—	$494,972	—%

Related party origination revenue increased to $494,972 from $—, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenue from originations arose due to Business Combination of LMA and Abacus on June 30, 2023 as this stream of revenue comes from the Abacus business.

	Years Ended December 31,		$ Change	% Change
	2023	2022
Origination Revenue	$3,708,928	$—	$3,708,928	—%

Origination Revenue increased to $3,708,928 from $—, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Origination Revenue occurred due to Business Combination of LMA and Abacus on June 30, 2023 as this stream of revenue comes from the Abacus business.

Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

Cost of revenues (excluding depreciation and amortization) primarily consists of servicing fees, commissions expense, escrow fees, servicing and active management payroll costs, stock-based compensation for active management and servicing employees, life expectancy fees, lead generation expenses, and active management consulting expenses. The payroll costs related to policy servicing are for recurring and non-recurring projects where the time incurred for servicing policies is measurable and directly correlates to revenue earned. Similarly, consulting expenses are for discretionary commissions earned directly related to revenue generated as part of the Active management revenue stream.

	Years Ended December 31,
	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$6,390,921	$5,884,669	$506,252	8.6%

Cost of revenues (excluding depreciation and amortization) increased by $506,252, or 8.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in cost of revenues is primarily due to an increase of payroll expenses related to increased headcount, stock-based compensation expense, and increase of commissions for origination activity related to the increase in insurance policy purchase and sale activity during 2023. Related party cost of revenue of 99,456 is associated with third party commission expense for related party origination activity, which is now included within the consolidated financial statements for the Company subsequent to the Business Combination that took place on June 30, 2023.

	Years Ended December 31,
	2023	2022	$ Change	% Change
Gross profit	$59,911,074	$38,828,883	$21,082,191	54.3%

Gross profit increased by $21,082,191, or 54.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in gross profit is primarily due to an increase in active management services, offset by an increase in cost of revenues.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of advertising and marketing related expenses.

	Years Ended December 31,		$ Change	% Change
	2023	2022
Sales and marketing expenses	$4,905,747	$2,596,140	$2,309,607	89.0%

Sales and marketing expenses increased by $2,309,607, or 89.0%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in sales and marketing expense was attributable to an increase in television advertising costs related to the increase in insurance policy purchase and sale activity during 2023.

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

	Years Ended December 31,
	2023	2022	$ Change	% Change
General, administrative and other (including stock based compensation of $10,455,417 and $— in 2023 and 2022, respectively)	$26,482,571	$1,426,865	$25,055,706	1,756.0%

General, administrative, and other increased by $25,055,706, or 1,756.0%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in general, administrative, and other expenses is primarily related to stock-based compensation of $10,445,417, payroll expense of $7,653,559, accounting and auditing fees of $1,790,765, legal and professional fees of $1,321,712, and an increase in other expenses general and administrative expenses of $3,844,253 due to the increase in active management activity post the Merger.

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

	Years Ended December 31,		$ Change	% Change
	2023	2022
Depreciation and amortization	$3,409,928	$4,282	$3,405,646	79,534.0%

The increase of $3,405,646, or 79,534.0%, in depreciation and amortization expense is primarily related to amortization of intangible assets.

Unrealized Loss (Gain) on Investments

	Years Ended December 31,		$ Change	% Change
	2023	2022
Unrealized loss (gain) on investments	$(1,369,112)	$1,045,623	$(2,414,735)	(230.9)%

Unrealized loss (gain) on investments decreased by $(2,414,735) or (230.9)% for the year ended December 31, 2023, compared to the year ended December 31, 2022. During the first and third quarters of 2022, the Company, through three subsidiaries, LMATT Series 2024, Inc., LMATT Growth Series, Inc., LMATT Growth and Income Series, Inc. purchased S&P 500 call options and sold S&P 500 put options through a broker as an economic hedge related to the market-indexed instruments described below. The primary cause of this decrease pertains to the change in fair value of those options and is classified as an unrealized loss on investments within the results of operations.

(Gain) Loss on Change in Fair Value of Debt

	Years Ended December 31,		$ Change	% Change
	2023	2022
(Gain) loss on change in fair value of debt	$2,356,058	$90,719	$2,265,339	2497.1%

Change in gain on fair value of debt increased by $2,265,339, or 2497.1% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase is primarily attributable to changes in the risk-free fair value of LMATT Series 2024, Inc., LMATT Growth Series, Inc., LMATT Growth and Income Series, Inc. related debt.
On March 31, 2022, LMATT Series 2024, Inc., a 70% owned subsidiary which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of December 31, 2023, $8,816,900 of the principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2023, the fair value of the LMATT Series 2024, Inc. notes were $9,477,780. The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 options, and life settlement policies totaling $5,152,589 as of December 31, 2023. The note’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
On September 16, 2022, LMATTS Growth Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. As of December 31, 2023, the entire principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $3,551,852. The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $1,086,735 as of December 31, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
On September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes a 4% dividend feature that will be paid annually. As of December 31, 2023, the entire principal amount remained outstanding. The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $569,862. The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $242,488 as of December 31, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply. See additional fair value considerations within Note 12 of the Company’s interim financial statements.

Other Income (Expense)

Other income (expense) consists of working capital support that the Company provides to two life settlement Providers through the SSES further discussed in Note 11, Commitments and Contingencies, of the Company’s condensed financial statements. The Company entered into the SSES with the Providers and simultaneously acquired an option to purchase the outstanding equity ownership of the Providers, upon the achievement by the Providers of certain financial targets. For the years ended December 31, 2023 and 2022, the Providers were considered to be VIEs, but were not consolidated in our consolidated financial statements as we do not hold a controlling financial interest in the Providers.

	Years Ended December 31,
	2023	2022	$ Change	% Change
Other income (expense)	$(146,443)	$(347,013)	$200,570	(57.8)%
Interest (expense)	(9,866,821)	(42,798)	(9,824,023)	22954.4%
Interest income	594,764	1,474	593,290	100%
Loss on change in fair value of warrant liability	(4,204,360)	—	(4,204,360)	100%

Other income (expense) decreased by $200,570, or 57.8%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is primarily related to financial assistance provided to the Providers. Refer to Note 2, Summary of Significant Accounting Policies, in the Annual report for further information.

Interest expense was $9,824,023 for the year ended December 31, 2023, compared to $42,798 for the year ended December 31, 2022. The increase in interest expense is primarily related to the Owl Rock Credit Facility (includes $3,327,418 of loss on extinguishment), the SPV Purchase and Sale Note (non-cash interest expense of $1,538,004), and the Sponsor PIK Note (non-cash interest of $644,217), and the launch of two Income funds, LMA Income Series, LP and LMA Income Series II, LP for the year ended December 31, 2023.

Interest income was $593,290, for the year ended December 31, 2023, compared to $1,474 the year ended December 31, 2022. The increase in interest income is primarily due to money market sweeps during 2023.

Loss on change in fair value of warrant liability was $(4,204,360), for the year ended December 31, 2023, compared to $— for the year ended December 31, 2022. The loss is primarily attributable to the increase in the price for the public warrants from June 30, 2023 to December 31, 2023, which is a determining factor for measuring the fair value of the private warrants.

Income Tax Expense

Prior to the Business Combination, the Company elected to file as an S corporation for federal and Florida state income tax purposes. As such, the Company incurred no federal or Florida state income taxes, except for income taxes recorded related to LMATT Series 2024, Inc., a Delaware C corporation and wholly owned subsidiary of LMX Series, LLC, which are consolidated by the Company. Accordingly, the income tax expense has historically been attributable to income tax expense for LMATT Series 2024, Inc. However, the Business Combination resulted in changes to the tax status of certain entities which impacted the provision for income taxes.

	Years Ended December 31,		$ Change	% Change
	2023	2022
Income tax expense	$1,468,535	$889,943	$578,592	65.0%

Income tax expense increased by $578,592, or 65.0% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our effective income tax rate for the years ended December 31, 2023 and 2022, was 14.0% and 22%, respectively. The Company's effective tax rate as of December 31, 2022 differed from the statutory rate of 21% due to the impact of state income taxes and valuation allowance released, as there was sufficient evidence of the Company’s ability to generate future taxable income at December 31, 2022. The existence of non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to be significantly lower than the statutory rate for the year ended December 31, 2023. The income tax expense for the year ended December 31, 2023 is mainly related to the unfavorable adjustment related to restricted stock award deductions limited by IRC 162(m).

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

This segment structure reflects the financial information and reports used by the Company's management, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocations and performance assessments as well as the current operating focus in accordance with Accounting Standards Codification (“ASC”) ASC 280, Segment Reporting. The Company's CODM is the Chief Executive Officer of the Company.

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

The following tables provides supplemental information of revenue and profitability by operating segment:

Portfolio Servicing

	Years Ended December 31,		$ Change	% Change
	2023	2022
Total revenue	$1,002,174	$1,470,972	(468,798)	(31.9)%
Gross profit (Loss)	278,115	300,235	(22,120)	(7.4)%

Total revenue for the portfolio servicing segment decreased by $(468,798) or (31.9)%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in portfolio servicing revenue is primarily attributable to a decrease in the non-recurring consulting projects in Portfolio servicing revenue. Gross profit from our portfolio servicing segment decreased by $22,120, or 7.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increases in cost of revenue.

Active Management

	Years Ended December 31,		$ Change	% Change
	2023	2022
Total revenue	$61,195,377	$43,242,580	$17,952,797	41.5%
Gross profit	59,020,991	38,528,648	$20,492,343	53.2%

Total revenue for the active management segment increased by $17,952,797, or 41.5% for the year ended December 31, 2023, compared to the year ended December 31, 2022. Gross profit from our active management segment increased $20,492,343, or 53.2% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in Active management revenue and gross profit was primarily attributable to the increase in revenue of $17,952,797, or 41.5%, and decrease in cost of revenue from 10.9% of revenue in 2022 to 3.6% of revenue in 2023. The decrease in cost of revenue was related to decrease in discretionary commissions for individuals directly related to active management trading revenue.

Originations

	Years Ended December 31,		$ Change	% Change
	2023	2022
Total revenue	$19,247,972	$—	$19,247,972	—%
Gross profit	611,968	—	611,968	—%

Total revenue for the originations segment increased by $19,247,972 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Among the total originations revenue, the majority of the balance is related to the eliminated intercompany activity of $(15,044,072) that is related to policies that Abacus originated for LMA. No originations revenue was recorded prior the June 30, 2023 Business Combination.

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

Adjusted Net Income and Adjusted EPS

The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to Abacus Life, Inc. and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Years Ended December 31,
	2023	2022
Net income attributable to Abacus Life, Inc.	$9,516,626	$31,682,275
Net income attributable to non-controlling interests	(482,139)	704,699
Amortization expense	3,364,167	—
Stock based compensation	10,768,024	—
Loss on change in fair value of warrant liability	4,204,360	—
Tax impact [1]	2,069,993	—
Adjusted Net Income	$29,441,031	$32,386,974
Weighted-average shares of Class A common stock outstanding - basic [2]	56,951,414	50,369,350
Weighted-average shares of Class A common stock outstanding - diluted [2]	57,767,898	50,369,350
Proforma Adjusted EPS - basic	$0.52	$0.64
Proforma Adjusted EPS - diluted	$0.51	$0.64
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to the CEO due to IRC 162(m) limitations.
[2] The number of shares outstanding have been retrospectively recast for prior period presented to reflect the the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.

Adjusted Net Income for the year ended December 31, 2023 was $29,441,031 compared to $32,386,974 for the year ended December 31, 2022. The decrease of $(2,945,943), or (9.1)%, in adjusted Net Income is primarily due to increases in general and administrative expenses and sales and marketing expenses to support the increase in active management activity. Adjusted basic EPS for the year ended December 31, 2023 was $0.52 compared to $0.64 for the year ended December 31, 2022. Adjusted diluted EPS for the year ended December 31, 2023 was $0.51 compared to $0.64 for the year ended December 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax and other non-cash and certain non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within Abacus Life, Inc.'s control. These items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, S&P 500 put and call options that were entered into as an economic hedge related to the debt (described as the unrealized loss on investments), non-cash stock based compensation, and certain non-recurring items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.

Management believes the use of Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain non-recurring charges that are highly variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis for the years ended December 31, 2023, and 2022 indicated below:

	Years Ended December 31,
	2023	2022
Net Income	$9,034,487	$32,386,974
Depreciation and amortization expense	3,409,928	4,282
Income Tax	1,468,535	889,943
Interest (Expense)	9,866,821	42,798
Other Income (Expenses)	146,443	347,013
Interest Income	(594,764)	(1,474)
Loss on change in fair value of warrant liability	4,204,360	—
Stock based compensation	10,768,024	—
Unrealized loss (gain) on investments	(1,369,112)	1,045,623
Loss on change in fair value of debt	2,356,058	90,719
Adjusted EBITDA	$39,290,780	$34,805,878
Adjusted EBITDA Margin	59.2%	77.8%
Net Income Margin	13.6%	72.4%

Adjusted EBITDA for the year ended December 31, 2023 was $39,290,780 compared to $34,805,878 for the year ended December 31, 2022. The increase of $4,484,902, or 13%, in adjusted EBITDA is primarily due to stock-based compensation of $10,768,024, $9,824,023 in interest expense, $4,204,360 loss on change in fair value of warrant liability, an increase in depreciation and amortization expense of $3,405,646, and an increase $2,265,339 in gain on change in fair value of debt, partially offset by an increase in General    and administrative expense not including stock-compensation of $(14,600,289) and an increase in sales and marketing expense of $(2,309,607) to support the increase in active management activity.

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

	Years Ended December 31,		$ Change	% Change
	2023	2022
Key business metric
Number of policies serviced	722	473	249	52.6%
Value of policies serviced	$1,143,584,088	$732,264,245	$411,319,843	56.2%
Total invested dollars	$257,129,186	$180,788,244	$76,340,942	42.2%

Non-GAAP Measure	Comparable GAAP Measure
Proforma Adjusted Net Income, Proforma Adjusted EPS	Net Income attributable to Abacus Life, Inc. and Net Income for Abacus Settlements, LLC and EPS for Abacus Life, Inc.
Proforma Adjusted EBITDA	Net Income for Abacus Life, Inc. and Net Income for Abacus Settlements, LLC

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

The following table presents a reconciliation of Proforma Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to Abacus Life, Inc. and net income for Abacus Life, Inc. and Proforma Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Years Ended December 31,
	2023	2022
Net income attributable to Abacus Life, Inc.	$9,516,628	$31,682,276
Net income for Abacus Settlements, LLC [1]	(974,901)	(52,495)
Net income attributable to Abacus Life, Inc.	8,541,727	31,629,781
Net income attributable to non-controlling interests	(482,139)	704,699
Amortization expense	3,364,167	—
Stock compensation expense	10,768,024	—
Loss on change in fair value of warrant liability	4,204,360	—
Tax impact [2]	2,069,993	—
Proforma Adjusted Net Income	$28,466,132	$32,334,480

Weighted-average shares of Class A common stock outstanding - basic	56,951,414	50,369,350
Weighted-average shares of Class A common stock outstanding - diluted	57,767,898	50,369,350
Proforma Adjusted EPS - basic	$0.50	$0.64
Proforma Adjusted EPS - diluted	$0.49	$0.64
[1] Net income attributable to Abacus Settlements, LLC, includes all of 2023 activity.
[2] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.

Proforma Adjusted Net Income for the year ended December 31, 2023 was $28,466,132 compared to $32,334,480 for the year ended December 31, 2022. The decrease of $(3,868,348), or (12.0)%, in Proforma adjusted Net Income is primarily due to the increase in proforma general and administrative expenses offset by increase in revenues. Proforma Adjusted EPS for the year ended December 31, 2023 was $0.50 compared to $0.64 for the year ended December 31, 2022.

Proforma Adjusted EBITDA

Proforma Adjusted EBITDA is net income for Abacus Life, Inc. plus historical net income for Abacus Settlements, LLC prior to the Business Combination and adjusted for depreciation expense, amortization expense, interest expense, income tax and other non-cash and certain non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within Abacus Life, Inc.'s control. These unusual items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, S&P 500 put and call options that were entered into as an economic hedge related to the debt (described as the unrealized loss on investments), non-cash stock based compensation, and certain non-recurring items. Proforma Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.

Management believes the use of Proforma Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods and represents the combined results for the two legacy operating companies, Abacus Settlements, LLC and Longevity Market Assets, LLC year-over-year as if the business combination had occurred at the beginning of the years shown. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain non-recurring charges that are highly variable from year to year, Proforma Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Proforma Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.

The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss) for Abacus Life Inc. and net income (loss) for Abacus Settlements, LLC, on a historical basis for the periods indicated below:

	Years Ended December 31,
	2023	2022
Net Income for Abacus Life, Inc.	$9,034,489	$32,386,975
Net Income for Abacus Settlements, LLC	(974,901)	(52,495)
Proforma Net Income	8,059,588	32,334,480

Depreciation and amortization expense	3,481,174	109,604
Interest expense	9,866,657	51,615
Interest income	(596,681)	(3,673)
Income Tax	1,471,721	891,961
Stock compensation	10,768,024	—
Other (Income) / Expenses	(108,200)	346,740
Loss on change in fair value of warrant liability	4,204,360	—
Expense support agreement	—	—
Loss on change in fair value of debt	2,356,058	90,719
Unrealized (gain) / loss on investments	(1,369,112)	1,045,623
Proforma Adjusted EBITDA	$38,133,589	$34,867,069

Revenue	79,588,733	69,917,016

Proforma Adjusted EBITDA Margin	47.91%	49.87%
Proforma Net Income Margin	10.13%	46.25%
[1] Net income attributable to Abacus Settlements, LLC, includes all of 2023 activity.
[2] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.

Proforma Adjusted EBITDA for the year ended December 31, 2023 was $38,133,589 compared to $34,867,069 for the year ended December 31, 2022. The increase of $3,266,520 or 9.4%, in proforma adjusted EBITDA is primarily due to the increase in proforma revenue and interest expense, partially offset by increases in operating expenses. While operating expenses also increased, many of these increases in expenses are being reflected in the non-recurring and non-cash adjustments shown herein as a result of the Business Combination.

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

	Years Ended December 31,
	2023	2022
Portfolio Servicing	$1,002,174	$1,470,972
Proforma Active Management	61,195,377	43,242,580
Proforma Originations	32,435,254	25,203,463
Total Proforma Revenue (including intersegment)	94,632,805	69,917,015
Intersegment elimination	(15,044,072)	—
Total Proforma Revenue	$79,588,733	$69,917,015

Proforma Segment Revenue for the year ended December 31, 2023 was $79,588,733 compared to $69,917,015 for the year ended December 31, 2022. The increase of $9,671,718 or 13.8% in Proforma Segment revenue is primarily due to an increase in Active Management revenue and Originations revenue, prior to the inter-segment elimination.

Liquidity and Capital Resources

The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing policies while also effectively utilizing cash and other sources of liquidity to purchase additional policies. As of December 31, 2023, our principal source of liquidity was cash totaling $25,588,668. During the year ended December 31, 2023, the Company had a net income attributable to Abacus Life, Inc. of $9,516,626. During the year ended December 31, 2022, the Company had net income attributable to Abacus Life, Inc. of $31,682,275.

The Company is obligated to provide financial support to the Providers as described in Note 2, Summary of Significant Accounting Policies, and Note 11, Commitments and Contingencies, of the Company’s financial statements. At inception of the SSES on January 1, 2021 through December 31, 2021, the Company had incurred $120,000 related to the initial funding of operations, and $— related to expenses. For the year ended December 31, 2023, the Company incurred expense of $163,338 to fund the Providers’ deficits. In 2022, the Providers reimbursed the Company for the initial funding of $120,000. For the year ended December 31, 2023, the Providers were considered to be VIEs, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion.

On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“Fixed Unsecured Notes”). The net proceeds after related debt issue costs, were used by the Company to repay the Owl Rock Credit Facility, with the remaining to be used for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.

Our future capital requirements will depend on many factors, including our revenue growth rate and the expansion of our active management and portfolio activities. The Company may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. The Company may be required to seek additional equity or debt financing.

Refer to Note 4, Life Insurance Settlement Policies, Note 13, Long-Term Debt, and Note 19, Leases, for further discussion on rights and obligations that impact liquidity.

Cash Flows from our operations

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2023	2022
Net cash provided/(used) in operating activities	$(64,523,149)	$10,693,254
Net cash provided/(used) in investing activities	2,241,502	(3,704,646)
Net cash provided by financing activities	57,817,492	22,961,795

Operating Activities

During the year ended December 31, 2023, our operating activities used $(64,523,149) of net cash as compared to $10,693,254 of net cash provided from operating activities during the year ended December 31, 2022. The increase in net cash used from operating activities during the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily due to $(80,598,101) net cash used to purchase life settlement policies accounted for at fair value and $7,018,933 net cash provided to sell life settlement policies accounted for at cost during the year ended December 31, 2023, partially offset by $7,188,332 in higher operational expense accruals and $10,768,024 of non-cash stock-based compensation, compared to purchases of $(8,066,975) life settlement polices accounted for at fair value and $(8,716,111) life settlement polices accounted for at cost during the year ended in December 31, 2022.

Investing Activities

During the year ended December 31, 2023, investing activities provided $2,241,502 of net cash as compared to (3,704,646) net cash used during the year ended December 31, 2022. $2,241,502 of net cash provided in investing activities during the year ended December 31, 2023, was related to receipts of $2,781,176 from affiliates, $(350,000) used to purchase other investments, and (189,674) used to purchase equipment. Net cash used in investing activities during the year ended December 31, 2022 was related to purchase of available-for-sale investments of $(750,000), other investments of $(50,000) and the increase in the amounts due from affiliates during the year of $(2,904,646).

Financing Activities

During the year ended December 31, 2023, financing activities generated $57,817,492 of net cash as compared to 22,961,795 of net cash generated during the year ended December 31, 2022. The increase of $34,855,697 in net cash generated in financing activities during the year ended December 31, 2023 compared to December 31, 2022, was mainly related to proceeds of $124,672,976 from the issuance of debt, offset by $(26,250,000) of repayment of debt, $(23,533,073) of capital distributions to members, $(11,397,402) in transaction costs, $(5,547,943) payment of discounts and financing costs, and $(1,283,062) of repurchase of commons stock during December 31, 2023. Net cash generated in financing activities during the year ended December 31, 2022 was related to the increase in amount for issuance of debt securities of $30,028,640, partially offset by amounts due to affiliates of $(666,845) and distributions to former members of $(6,400,000).

See Note 12, Fair Value Measurements, Note 13, Long-Term Debt, and Note 14, Stockholders’ Equity, for additional information related to our financing sources.

Contractual Obligations and Commitments

Our significant contractual obligations as of December 31, 2023, include three notes, LMATTSTM 2024, LMATTSTM 2.2024, and LMATTSTM 1.2026. The $10,166,900 LMATTSTM 2024 notes are a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes. The notes do not pay interest to the holders. As of December 31, 2023, $8,816,900 of the principal amount remained outstanding.

The $2,333,391 LMATTSTM 2.2024 notes are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 20%. Any subsequent losses below the 20% threshold will reduce the notes. The notes do not pay interest to the holders. As of December 31, 2023, the $2,333,391 principal amount remained outstanding.

The $400,000 LMATTSTM 1.2026 notes are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 10%. Any subsequent losses below the 10% threshold will reduce the notes. The notes pay annual interest of 4% on invested capital to the holders. As of December 31, 2023, the $400,000 principal amount remained outstanding.

Additionally, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the years ended December 31, 2023, and 2022.

During the three months ended March 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners will receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.8%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023.

The private placement offerings proceeds for both LMA Income Series, LP and LMA Income Series II, LP will be used to acquire an actively managed large and diversified portfolio of financial assets. Abacus Life, Inc. elected to account for the secured borrowings at fair value under the collateralized financing entity guidance within ASC 810, Consolidations. As of December 31, 2023, the fair value of the LMA Income Series, LP secured borrowing was $22,368,210. As of December 31, 2023, the fair value of the LMA Income Series II, LP secured borrowing was $32,380,852.

On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“Fixed Unsecured Notes”). The net proceeds after related debt issue costs, were used by the Company to repay the Owl Rock Credit Facility, with the remaining to be used for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.

Additionally, Abacus Life, Inc. has operating lease obligations, which are included as liabilities on our balance sheet, for our office space. As of December 31, 2023, operating lease obligations were $1,914,785 with $1,914,785 due in less than one year and $0 due within one to three years, which are comprised of the minimum commitments for our office space.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for a discussion of recently issued accounting pronouncements, including information about new accounting standards and the future adoption of such standards.

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

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:

Valuation of Goodwill and Other Intangible Assets

As described in Note 1, Description of Business, and Note 3, Business Combination, to the consolidated financial statements, the Company completed a “Business Combination” on June 30, 2023 where it acquired 100% of the ownership interest of Abacus Settlements, LLC (“Abacus”). The enterprise value for Abacus was estimated to be $165,361,332 of which 140,287,000 and $32,900,000 was recognized as goodwill and intangible assets, respectively. Refer to to Note 2, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, for how we determine the fair value of goodwill and other intangible assets, reporting units, and how we determine when an impairment loss should be recorded. We completed our annual goodwill impairment test during the fourth quarter of 2023 and did not record any impairment charges. During 2023, we also evaluated our other intangible assets for impairment and did not record any impairment charges.

Warrants

As described in Note 1, Description of Business, and Note 3, Business Combination, to the consolidated financial statements, the Company has a series of warrants outstanding (collectively the “Warrants”), which include: (i)
warrants (the “Private Placement Warrants”) originally issued in connection the Company’s initial public offering (the “Company IPO”) to purchase up to 7,120,000 shares of the Company’s common stock, par value
$0.0001 per share (the “Common Stock”), issuable upon the exercise, at an exercise price of $11.50 per share;
(ii) warrants issued in connection with the Closing of the Business Combination to purchase up to 1,780,000 shares of our Common Stock issuable upon the exercise, at an exercise price of $11.50 per share; (iii) warrants
(the “Public Warrants”) issued in connection with the Company IPO to purchase up to 17,250,000 shares of
Common Stock, at an exercise price of $11.50 per share, of the public warrants. The Private Placement Warrants are accounted as a liability with the change in fair value flowing to net income. We evaluate the fair value of the Private Placement Warrants on a quarterly basis. See Note 12, Fair Value Measurements, for additional discussion. At the time of the Business Combination, the Public Warrants were remeasured and accounted for as an expense of the IPO resulting in charge to stockholder’s equity. See to Note 14, Stockholder’s Equity, for additional discussion.

Longevity Market Assets Target-Term Series (LMATTSTM) Note

On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,066,900 in market-indexed private placement notes. The notes, LMATTSTM 2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the notes. The notes do not pay interest to the holders. As of December 31, 2023, $8,816,900 of the principal amount remained outstanding.

On September 16, 2022, LMATT Growth Series 2.2024, Inc., which the Company consolidates for financial reporting, issued $2,333,391 in market-indexed private placement notes. The notes, LMATTSTM 2.2024, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 20%. Any subsequent losses below the 20% threshold will reduce the notes. The notes do not pay interest to the holders. As of December 31, 2023, the entire $2,333,391 principal amount remained outstanding.

On September 16, 2022, LMATT Growth and Income Series 1.2026, Inc., which Abacus Life, Inc. consolidates for financial reporting, issued $400,000 in market-indexed private placement notes. The notes, LMATTSTM 1.2026, are market-indexed instruments designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the notes in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The notes have a feature to protect debt holders from market downturns, up to 10%. Any subsequent losses below the 10% threshold will reduce the notes. The notes pay an annual 4% interest rate on invested capital to the holders. As of December 31, 2023, the entire $400,000 principal amount remained outstanding.

The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATTSTM 2024 notes and LMATTSTM 2.2024 notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate assumption developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.

For the year ended December 31, 2023, the Company has recognized a loss of $(1,867,391) and a loss of $(666,013) for the LMATTSTM 2024 notes and LMATTSTM 2.2024 notes, respectively on the change in fair value fair value of the debt resulting from risk-free valuation scenarios, which is included within (gain) loss on change in fair value of debt within the consolidated statement of operations and comprehensive income. See Note 13, Long-Term Debt, and Note 12, Fair Value Measurements, to the consolidated financial statements for further discussion.

Longevity Market Assets Income Series, LP

On September 2, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, which Abacus Life, Inc. consolidates, formed a limited partnership, LMA Income Series, LP and subsequently issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return. The general partner committed $250,000, with the limited partners contributing $17,428,349. Additional limited partner contributions of $4,461,095 were raised in the first quarter of 2023 bringing the total deposit amount to $21,889,444.

The private placement offerings proceeds were used to acquire an actively managed large and diversified portfolio of financial assets. The Company, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, the Company has the unilateral ability to acquire and dispose of any of the above investments. The Company elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2023, the fair value of the secured borrowing, not including the $250,000 committed from the general partner, was $32,380,852 and there was no gain or loss recognized. See Note 13, Long-Term Debt, to the consolidated financial statements for further discussion.

Longevity Market Assets Income Series II, LP

On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and subsequently issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023. The limited partners will receive annual dividends equal to the preferred return amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.8%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.

The private placement offerings proceeds were used to acquire an actively managed large and diversified portfolio of financial assets. The Company, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, the Company has the unilateral ability to acquire and dispose of any of the above investments. The Company elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2023, the fair value of the secured borrowing, not including the commitment from the general partner, was $32,380,852 and there was no gain or loss recognized. See Note 13, Long-Term Debt, to the consolidated financial statements for further discussion.

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

The aggregate face value of policies held at fair value is $520,503,710 as of December 31, 2023, with a corresponding fair value of $122,296,559. The aggregate face value of policies accounted for using the investment method is $33,900,000 as of December 31, 2023, with a corresponding carrying value of $1,697,178. See Note 4, Life Insurance Settlement Policies, and Note 12, Fair Value Measurements, to the consolidated financial statements for further discussion.

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

In addition, the Company monitors these investments to determine if impairment charges are required based primarily on the financial condition and near-term prospects of these companies. As of December 31, 2023, Abacus Life, Inc. did not identify any impairment indicators and determined that the carrying value of $1,650,000 is the fair value for these equity investments in privately held companies, given that there have been no observable price changes. See Note 8, Other Investments and Other Noncurrent Assets, to the consolidated financial statements for further discussion.

Available-For-Sale Securities

The Company has investments in securities that are classified as available-for-sale securities, and which are reflected on the consolidated balance sheets at fair value. These securities solely consist of a convertible promissory note in a private company that was entered into an arms-length. Abacus Life, Inc. determines the fair value using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the consolidated balance sheets. Abacus Life, Inc. classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. Abacus Life, Inc. monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. As of December 31, 2023, Abacus Life, Inc. evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,105,935, and no unrealized gains and losses were recorded. See Note 8, Other Investments and Other Noncurrent Assets, to the consolidated financial statements for further discussion.

Stock Repurchase Program

On December 11, 2023, our Board of Directors authorized a stock repurchase program under which the
Company may purchase shares of our common stock for an aggregate purchase price not to exceed $15 million over a period of up to 18 months. See Note 14, Stockholders’ Equity, to the consolidated financial statements for further discussion of our stock repurchase program.

ABACUS SETTLEMENTS, LLC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of Abacus Settlements, LLC’s financial condition and results of operations. This discussion should be read in conjunction with Abacus Settlements, LLC’s unaudited financial statements and related notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

The following tables set forth our historical results for the periods indicated, and the changes between periods:

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Origination revenue	$3,252,738	$7,050,007
Related-party revenue	9,931,938	18,153,456
Total revenue	13,184,676	25,203,463
Cost of revenue	2,734,949	5,538,470
Related party cost of revenue	6,558,354	11,022,535
Gross profit	3,891,373	8,642,458
Operating expenses
General and administrative expenses	4,848,580	8,674,425
Depreciation expense	5,597	12,165
Total operating expenses	4,854,177	8,686,590
Income (loss) from operations	(962,804)	(44,132)
Other income (expense)
Interest income	1,917	2,199
Interest (expense)	(11,725)	(8,817)
Other income	—	273
Total other (expense)	(9,808)	(6,345)
Income (loss) before income taxes	(972,612)	(50,477)
Provision for income taxes	2,289	2,018
Net income (loss) and comprehensive income	$(974,901)	$(52,495)
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

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Origination revenue	$3,252,738	$7,050,007

Revenue for the six months ended June 30, 2023 and year ended September 30, 2022 was $3,252,738 and $7,050,007, respectively, and is comprised of revenue in broker channel based on face values on the policies originated with consistent third party customers, origination fees, services revenue, and transaction fees reimbursements.

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

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Related Party Revenue	$9,931,938	$18,153,456

Related party revenue for the six months ended June 30, 2023 and year ended December 31, 2023 was $9,931,938 and $18,153,456, respectively. For six months ended June 30, 2023 and year ended December 31, 2022, Abacus had originated 72 and 333 policies for the Nova Funds with a total value of $96,674,080 and $87,143,005, respectively, and is comprised of origination services to LMA and transaction fees reimbursed by the related party. Further, for the six months ended June 30, 2023, Abacus had originated 103 policies, for LMA with a total value of $192,685,578.

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

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Cost of revenue	$2,734,949	$5,538,470
Related party cost of revenue	6,558,354	11,022,535
Gross Profit	$3,891,373	$8,642,458
Gross Margin	30%	34%

Cost of revenue for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $2,734,949 and $5,538,470 and is primarily comprised of commissions expense, life expectancy fees, and lead generation expenses.

Related party cost of revenue for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $6,558,354 and $11,022,535 and is comprised of LMA agent commission expenses, originations of policies sold to the Nova Funds, and transaction fees reimbursements.

Gross profit for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $3,891,373 and $8,642,458, respectively. Gross margin for the six months ended June 30, 2023 and for the year ended December 31, 2022 was 30% and 34%, respectively.

Operating Expenses

Operating expenses are comprised of general and administrative expenses as well as depreciation expense.

General and administrative expenses include compensation, payroll, advertising, marketing, rent, insurance, recruitment, trade shows, telephone & internet, licenses, and other professional fees.

Depreciation expense consists of depreciation of property and equipment assets, which are computer equipment, office furniture and lease improvement.

	Six Months Ended June 30	Year Ended December 31
	2023	2022
General and administrative expenses	$4,848,580	$8,674,425
Depreciation expense	5,597	12,165

General and administrative expenses for the six months ended June 30, 2023 and for the nine months ended September 30, 2022 was $4,848,580 and $8,674,425, respectively, and is comprised of payroll expenses for administration support, sales department, marketing expenses, sponsorships, rent and office expenses.

Depreciation expense for the six months ended June 30, 2023 and for year ended December 31, 2022 was $5,597 and $12,165, respectively. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).

Other income (expense)

Other income (expense) includes interest income, consulting income, and other income. Interest income represents the interest earned on Abacus’ certificates of deposits. Consulting income represents income earned on various origination consulting services performed. Other income comprises of income from credit card cash rewards.

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Interest income	$1,917	$2,199
Interest (expense)	(11,725)	(8,817)
Other income	—	273

Interest income for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $1,917 and $2,199, respectively. The interest income for both the periods represents interest earned on Abacus certificate of deposit.

Interest expense for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $11,725 and $8,817, respectively, and is comprised of amortization of deferred financing fees.

Other Income for the year ended December 31, 2022 was $273.

Provision for Income Taxes

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Provision for income taxes	$2,289	$2,018

Provision for income taxes for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $2,289 and $2,018, respectively. The amounts for both the periods are primarily annual report filing fees with various states.

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

Adjusted EBITDA is net income adjusted for depreciation expense, provision for income taxes, interest income, and certain non-recurring items that in our judgement significantly impact the period-over-period assessment of performance and operating results. Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows provided by or used in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare current results with results from other reporting periods and with the results of other companies.

Management believes the use of Adjusted EBITDA measures assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization, amounts spent on interest and taxes and certain non-recurring income and charges that are highly variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.

The following table illustrates the reconciliations from net income to adjusted EBITDA for the six months ended June 30, 2023, and the year ended December 31, 2022:

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Net income (loss) and comprehensive income	$(974,901)	$(52,495)
Depreciation expense	5,597	12,165
Provision for income taxes	2,289	2,018
Interest income	(1,917)	(2,199)
Interest expense	11,725	8,817
Adjusted EBITDA	$(957,207)	$(31,694)

Adjusted EBITDA for the six months ended June 30, 2023, was $(957,207) and for the year ended December 31, 2022 was $(31,694).

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

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Number of Policy Originations	253	487

Liquidity and Capital Resources

We have financed operations since our inception primarily through customer payments and net proceeds from equity financing in the form of capital contributions from our members. Our principal uses of cash and cash equivalents in recent periods have been funding our operations. As of June 30, 2023 and December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $808,226 and $1,458,740 and retained earnings of $509,953 and $1,927,137, respectively. During the six months ended June 30, 2023, we had a net loss of $(974,901) and net cash used by operations of $(24,292). We believe our existing cash and cash equivalents as well as proceeds from equity financing will be sufficient to fund anticipated cash requirements for the next twelve months.

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

Cash Flows

Cash Flows for the Six Months Ended June 30, 2023 and Year Ended December 31, 2022:

The following table summarizes our cash flows for the six months ended June 30, 2023 and year ended December 31, 2022:

	Six Months Ended June 30	Year Ended December 31
	2023	2022
Net cash used in operating activities	$(24,292)	$(383,292)
Net cash used in investing activities	(182,528)	(64,011)
Net cash used in financing activities	(443,694)	(693,259)

Operating Activities

During the six months ended June 30, 2023 and the year ended December 31, 2022, our operating activities used $24,292 and $383,292 of net cash used in operating activities, respectively.

Investing Activities

During the six months ended June 30, 2023 and the year ended December 31, 2022, our investing activities used $182,528 and $64,011, respectively.

Financing Activities

During the six months ended June 30, 2023 and the year ended December 31, 2022, our financial activities used $443,694 and $693,259, respectively.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2023, which are included as liabilities on our balance sheet, include operating lease obligations of $190,521 with $177,873 due in less than one year and $12,648 due within one to three years, which are comprised of the minimum commitments for our office space.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP. Our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our financial statements included in this annual filing statement. While our preparation of these financial statements requires us to make estimates, assumptions and judgments from time to time that may affect the reported amounts of assets, liabilities and related disclosures, as of the date of these financial statements, we have not identified any estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty which have had or are reasonably likely to have a material impact on the financial condition or results of operations.

Related Party Receivables

Related party receivables include fees to be reimbursed to Abacus from life expectancy reports, assisted physician services and escrow services incurred on policies that related party financing entities purchase as part of the origination agreement with Abacus. Related party receivables are stated at their net realizable value. All of the outstanding receivables of $5,710 as of June 30, 2023 were collected in July, 2023. About 43% of fees due or $175,194 as of December 31, 2022, were collected in January 2023. Abacus provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is remote. There is no allowance for doubtful accounts as of June 30, 2023 or December 31, 2022.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization, and consist of capitalized costs incurred for the development of internal use software. The costs incurred exclusively consist of fees incurred from an external consulting firm during the development stage of the project and are subject to capitalization under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years. Abacus reviews definite-lived intangible assets and other long-lived assets for impairment at least annually or whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the six months ended June 30, 2023 and year ended December 31, 2022.

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Company has irrevocably elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time public companies adopt the new or revised standard. As a result, following the consummation of the Business Combination, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Item 8. Financial Statements and Supplementary Data

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS AS OF December 31,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Abacus Life, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Abacus Life, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Philadelphia, Pennsylvania
March 21, 2024

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS
AS OF December 31, (CONT.)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,588,668	$30,052,823
Equity securities, at fair value	2,252,891	—
Accounts receivable	2,149,111	10,448
Accounts receivable, related party	79,509	198,364
Due from affiliates	1,007,528	2,904,646
Prepaid expenses and other current assets	699,127	116,646
Total current assets	31,776,834	33,282,927
Property and equipment, net	400,720	18,617
Intangible assets, net	29,623,130	—
Goodwill	140,287,000	—
Operating right-of-use assets	1,893,659	77,011
Life settlement policies, at cost	1,697,178	8,716,111
Life settlement policies, at fair value	122,296,559	13,809,352
Available-for-sale securities, at fair value	1,105,935	1,000,000
Other investments, at cost	1,650,000	1,300,000
Other assets	998,945	—
Equity securities, at fair value	96,107	890,829
TOTAL ASSETS	$331,826,067	$59,094,847

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$13,029,632	$—
Accrued expenses	4,354,225	—
Accounts payable	—	40,014
Operating lease liabilities	118,058	48,127
Due to affiliates	5,236	263,785
Due to former members	1,159,712	—
Contract liabilities, deposits on pending settlements	507,000	—
Accrued transaction costs	—	908,256
Other current liabilities	3,400,734	42,227

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31,

	2023	2022
Income taxes payable	751,734	—
Total current liabilities	23,326,331	1,302,409

Long-term debt, related party	37,653,869	—
Long-term debt	89,137,013	28,249,653
Operating lease liabilities	1,796,727	29,268
Deferred tax liability	9,199,091	1,363,820
Warrant liability	6,642,960	—
TOTAL LIABILITIES	167,755,991	30,945,150
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 authorized shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 63,388,823 and 50,369,350 shares issued, respectively	6,339	5,037
Treasury stock - at cost; 146,650 and — shares, respectively	(1,283,062)	—
Additional paid-in capital	199,826,278	704,963
(Accumulated deficit) retained earnings	(34,726,135)	25,487,323
Accumulated other comprehensive income	108,373	1,052,836
Non-controlling interest	138,283	899,538
Total stockholders' equity	164,070,076	28,149,697
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$331,826,067	$59,094,847
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, (CONT.)

	2023	2022
REVENUES:
Portfolio servicing revenue:
Related party servicing revenue	$778,678	$818,300
Portfolio servicing revenue	223,496	652,672
Total portfolio servicing revenue	1,002,174	1,470,972
Active management revenue:
Investment Income from life insurance policies held using investment method	17,980,987	37,828,829
Change in fair value of life insurance policies (policies held using fair value method)	43,214,390	5,413,751
Total active management revenue	61,195,377	43,242,580
Originations revenue:
Related party origination revenue	494,972	—
Origination revenue	3,708,928	—
Total origination revenue	4,203,900	—
Total revenues	66,401,451	44,713,552
COST OF REVENUES (excluding depreciation and amortization stated below):
Related party cost of revenue	99,456	—
Cost of revenue (including stock-based compensation)	6,390,921	5,884,669
Total cost of revenue	6,490,377	5,884,669
Gross Profit	59,911,074	38,828,883
OPERATING EXPENSES:
Sales and marketing	4,905,747	2,596,140
General and administrative (including stock-based compensation)	26,482,571	1,426,865
Loss on change in fair value of debt	2,356,058	90,719
Unrealized loss (gain) on investments	(1,369,112)	1,045,623
Depreciation and amortization expense	3,409,928	4,282
Total operating expenses	35,785,192	5,163,629
Operating Income	$24,125,882	$33,665,254
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(4,204,360)	—
Interest (expense)	(9,866,821)	(42,798)
Interest income	594,764	1,474
Other income (expense)	(146,443)	(347,013)
Total other income (expense)	(13,622,860)	(388,337)
Net income before provision for income taxes	10,503,022	33,276,917
Income tax expense	1,468,535	889,943
NET INCOME	9,034,487	32,386,974
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(482,139)	704,699

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,516,626	$31,682,275
EARNINGS PER SHARE:
Earnings per share—basic	$0.17	$0.63
Earnings per share—diluted	$0.16	$0.63

Weighted-average stock outstanding—basic [1]	56,951,414	50,369,350
Weighted-average stock outstanding—diluted [1]	57,767,898	50,369,350

NET INCOME	9,034,487	32,386,974
Other comprehensive income, net of tax:
Change in fair value of debt (risk adjusted)	(1,248,330)	1,395,830
Comprehensive income before non-controlling interests	7,786,157	33,782,804
Net and comprehensive income (loss) attributable to non-controlling interests	(800,311)	1,047,693
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,586,468	$32,735,111
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31,

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021(1)	50,369,350	$5,037	—	$—	$704,963	$205,048	$—	$(148,155)	$766,893
Distributions	—	—	—	—	—	(6,400,000)	—	—	(6,400,000)
Other comprehensive income	—	—	—	—	—	—	1,052,836	342,994	1,395,830
Net Income	—	—	—	—	—	31,682,275	—	704,699	32,386,974
BALANCE AS OF DECEMBER 31, 2022(1)	50,369,350	$5,037	—	$—	$704,963	$25,487,323	$1,052,836	$899,538	28,149,697
Distributions	—	—	—	—		(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	—	(555,851)	(10,841,551)	—	—	(11,397,402)
Public warrants	—	—	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,980,473	1,298	—	—	17,849,052	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	—	—	165,361,332	—	—	—	165,361,332
Proceeds received from SPAC trust	—	—	—	—	972,262	—	—	—	972,262
Repurchase of common stock			(146,650)	(1,283,062)					(1,283,062)
Stock-based compensation	39,000	4	—	—	10,768,020	—	—	—	10,768,024
Transfer of non-controlling interest	—	—	—	—	—	(24,751)	—	24,751	—
Other Comprehensive Income	—	—	—	—	—	—	(944,463)	(303,867)	(1,248,330)
Net Income	—	—	—	—	—	9,516,626		(482,139)	9,034,487
BALANCE AS OF DECEMBER 31, 2023	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076

(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.

The accompanying notes are an integral part of these consolidated financial statements

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31,(CONT’)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,034,487	$32,386,974
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,409,928	4,282
Stock-based compensation	10,768,024	—
Amortization of debt issuance costs	43,957	—
Loss on extinguishment of debt	2,086,303	—
Loss on change in fair value of warrant liability	4,204,360	—
Unrealized (gain) loss on investments	(1,369,112)	1,045,623
Unrealized (gain) on policies	(27,889,106)	(5,742,377)
Loss on change in fair value of debt	2,356,058	90,719
Deferred income taxes	466,577	889,943
Non-cash interest expense	2,182,221	—
Non-cash lease expense	17,901	383
Non-cash interest income	(105,935)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,117,411)	(10,448)
Accounts receivable, related party	124,565	(130,873)
Equity securities, at fair value	(89,057)	—
Prepaid expenses and other current assets	(62,994)	(91,741)
Other assets	(522,326)	(1,936,452)
Accounts payable	(40,014)	40,014
Accrued expenses	3,829,825	—
Accrued transaction costs	(908,256)	908,256
Contract liabilities, deposits on pending settlement	(474,217)	—
Other current liabilities	3,358,507	22,037
Income tax payable	751,734	—
Net change in life settlement policies, at fair value	(80,598,101)	(8,066,975)
Net change in life settlement policies, at cost	7,018,933	(8,716,111)
Net cash (used) provided in operating activities	(64,523,149)	10,693,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189,674)	—

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Purchase of other investments	(350,000)	(50,000)
Purchase of available for sale securities	—	(750,000)
Change in due from affiliates	2,781,176	(2,904,646)
Net cash provided (used) in investing activities	2,241,502	(3,704,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to former members	442,283	-
Issuance of long term debt	99,201,328	30,028,640
Payment of discounts and financing costs	(5,547,943)	—
Repayment of debt	(26,250,000)	—
Issuance of long term debt, related party	25,471,648	—
Transaction costs	(11,397,402)	—
Capital distribution to former members	(23,533,073)	(6,400,000)
Repurchase of common stock	(1,283,062)	—
Proceeds received from SPAC trust	972,262	—
Due to affiliates	(258,549)	(666,845)
Net cash provided by financing activities	57,817,492	22,961,795

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,464,155)	29,950,403

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,052,823	102,420

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,588,668	$30,052,823

SUPPLEMENTAL DISCLOSURES:
Life settlement policies receipt in lieu of cash in exchange
for the SPV Purchased and Sale Note	$10,191,125	$—
Life settlement policies distributed to affiliate	(10,191,125)	—
Distribution payable to former members	(717,429)	—
Interest paid	(4,035,526)	—
Income taxes paid, net of refunds	(150,000)	—
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS
Organization and Merger
Abacus Life, Inc. (the “Company”) was formerly known as East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. Abacus Life, Inc. conducts its business through its wholly-owned, consolidated subsidiaries, primarily Abacus Settlements, LLC (“Abacus Settlements”, or “Abacus”) and Longevity Market Assets, LLC (“LMA”), which are Delaware limited liability companies (collectively, the “Companies”). On June 30, 2023, (the “Closing Date”), ERES, LMA and Abacus consummated the combining of the Companies as contemplated by the Merger Agreement dated as of August 30, 2022 (as amended on October 14, 2022 and April 20, 2023) with LMA Merger Sub, LLC, a wholly owned subsidiary of ERES (“LMA Merger Sub”), Abacus Merger Sub, LLC, a wholly owned subsidiary of ERES (“Abacus Merger Sub”), LMA and Abacus (together with LMA, the “Legacy Companies”). Pursuant to the Merger Agreement, on June 30, 2023, (i) LMA Merger Sub merged with and into LMA, with LMA surviving such merger (the “LMA Merger”) and (ii) Abacus Merger Sub merged with and into Abacus, with Abacus surviving such merger (the “Abacus Merger” and, together with the LMA Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and the Legacy Companies became direct wholly owned subsidiaries of the Company. On the Closing Date, ERES changed its name to Abacus Life, Inc.
The consolidated assets, liabilities and statements of operations and comprehensive income prior to the Business Combination are those of legacy LMA. The shares of common stock and corresponding capital amounts and income per share, prior to the Business Combination, have been retroactively restated based on share reflecting the exchange ratio established in the Business Combination.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In connection with the Business Combination, the Merger is accounted for as a reverse recapitalization with ERES in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under U.S. GAAP, ERES has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the LMA stockholders having a relative majority of the voting power of the Company, the LMA stockholders having the authority to appoint a majority of directors on the Board of Directors, and senior management of LMA comprising the majority of the senior management of the post-combination Company. LMA was then determined to be the “acquirer” for financial reporting purposes based on the relative size of LMA as compared to Abacus, represented by their revenue, equity, gross profit and net income. Accordingly, for accounting purposes, the financial statements of the combined entity represents a continuation of the financial statements of LMA with the LMA Merger treated as the equivalent of LMA issuing stock for the net assets of ERES, accompanied by a recapitalization. The net assets of ERES are stated at historical cost, with no goodwill or other intangible assets recorded.
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
The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and are prepared in accordance with U.S. GAAP.

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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) requires the Company to separately disclose on its consolidated balance sheets the assets of consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company. As of December 31, 2023, total assets and liabilities of consolidated VIEs were $77,132,592 and $65,031,207, respectively. As of December 31, 2022, total assets and liabilities of consolidated VIEs were $30,073,972 and $27,116,762, respectively.
On October 4, 2021, the Company entered into an operating agreement with LMX Series, LLC (“LMX”) and three other unaffiliated investors to obtain a 70% ownership interest in LMX, which was newly formed in August 2021. LMX had no operating activity prior to the operating agreement being signed. LMX has a wholly owned subsidiary, LMATT Series 2024, Inc., a Delaware C corporation. While the Company and three other investors each contributed $100 to LMX, the Company directs the most significant activities by managing the investment offerings, and sponsoring and creating structured investment grade insurance liabilities, and thus was provided a 70% ownership interest. LMX is a VIE and the Company is the primary beneficiary of LMX. The Company has included the results of LMX and its subsidiaries in its consolidated financial statements for the year ended December 31, 2023.
On November 30, 2022, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series, GP, LLC. Subsequent to that, LMA Income Series, GP, LLC formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023.
On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering. It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023.
Non-Consolidation of Variable Interest Entities—On January 1, 2021, the Company entered into an option agreement with two commonly owned full-service origination, servicing, and investment providers (the “Providers”), in which the Company agreed to fund certain capital needs with an option to purchase the outstanding equity ownership of the Providers (the “Option Agreement”).
The Company accounted for its investment in the call options under the Option Agreement as an equity security, pursuant to ASC 321, Investments—Equity Securities. In arriving at this accounting conclusion, the Company first considered whether the call options met the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and concluded that the options do not provide for net settlement and accordingly are not a derivative. The Company also concluded that the call options do not provide the Company with a controlling financial interest in the legal entity pursuant to ASC 810. The call options include material contingencies prior to exercisability that the Company does not anticipate will be resolved; additionally, the call options are in a legal entity for which the stock price has no readily determinable fair value. The Company’s basis in the call options, pursuant to ASC 321, is zero and accordingly the call options are not reflected in the statement of financial position.
The Company provided $144,721 of working capital funding for the year ended December 31, 2023 which is included in other (expense) income on the consolidated statements of operations and comprehensive income and $347,013 of funding for the year ended December 31, 2022. See Note 11, Commitments and Contingencies, for further details.

For the years ended December 31, 2023, and 2022, the Providers were considered to be VIEs, but were not consolidated in the Company’s consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion. As of December 31, 2023, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $601,762 and liabilities of $2,900. As of December 31, 2022, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $987,964 and liabilities of $358,586.
Noncontrolling Interest—Noncontrolling interest represents the share of consolidated entities owned by third parties. At the date of formation or upon acquisition, the Company recognizes noncontrolling interest on the consolidated balance sheets at an amount equal to the noncontrolling interest’s proportionate share of the relative fair value of any assets and liabilities acquired. Noncontrolling interest is subsequently adjusted for the noncontrolling stockholder’s additional contributions, distributions, and the stockholder’s share of the net earnings or losses of each respective consolidated entity.
Net income of a consolidated entity is allocated to noncontrolling interests based on the noncontrolling stockholder’s ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to noncontrolling interests in the consolidated statements of operations and comprehensive income.

Use of Estimates—The preparation of U.S. GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expenses during the reporting periods. Company’s estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from the estimates. Estimates are used when accounting for purchase price allocation, the selection of useful lives of property and equipment, valuation of other receivables, valuation of life settlement policies, valuation of other investments and available-for-sale securities, valuation of long-term debt, impairment testing, income taxes, and legal reserves.
Life Settlement Policies—The Company accounts for its holdings of life insurance settlement policies in accordance with ASC 325-30, Investments in Insurance Contracts. For all policies purchased after June 30, 2023, the Company accounts for these under the fair value method. For policies purchased before June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
The Company follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies held at fair value. ASC 820 defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company’s valuation of life settlements is considered to be Level 3. The Company’s valuation model incorporates significant inputs that are not observable and reflect our assumptions about what factors market participants would use in pricing life settlement policies. We develop our inputs based on the best information available to us, including our own data. We believe that our model would be reasonably comparable to a model that an independent third-party would use. Refer to Note 12, Fair Value Measurements, for further details. For policies held at fair value, changes in fair value are reflected in the consolidated statement of operations and comprehensive income under active management revenue in the period the change is calculated.
For policies held under the investment method, the Company tests the impairment if we become aware of information indicating that the carrying value plus undiscounted future premiums of a policy may not be recoverable. This information is gathered initially through extensive underwriting procedures at purchase of the settlement contract, as well as through periodic underwriting review that includes medical reports and life expectancy evaluations. The policies held by the Company using the investment method are expected to be owned for a shorter-term, and are actively marketed to potential buyers. The market feedback received through these interactions provides the Company with information related to a potential impairment. If a policy is determined to be impaired, the Company will adjust the carrying value to the fair value determined through the impairment analysis.
The Company accounts for cash proceeds from sale and maturity of life insurance settlement policies, as well as cash outflows for premium payments, as operating activities within the consolidated statements of cash flows.

Going Concern—Management evaluates at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management’s evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. Management has concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about Company’s ability to continue as a going concern within one year after the date these consolidated financial statements were issued.

Cash and Cash Equivalents—Cash and cash equivalents include short-term and all highly‐liquid debt instruments purchased with an original maturity of three months or less.

Fair Value Measurements—The following fair value hierarchy is used in selecting inputs for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The Company evaluates these inputs and recognizes transfers between levels, if any, at the end of each reporting period. The hierarchy consists of three levels:

Level 1—Valuation based on quoted market prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2—Valuation based on inputs other than Level 1 inputs that are observable for the assets or liabilities either directly or indirectly.

Level 3—Valuation based on inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability. The inputs are developed based on the best available information, including our own data.

The Company’s financial instruments consist of cash, cash equivalents, accounts receivables, due to affiliates, equity investments in privately held companies, S&P options, life settlement policies, available for sale securities, market-indexed debt and secured borrowings. Cash, cash equivalents, accounts receivables, and due to affiliates are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Equity investments in privately held companies without readily determinable fair values are recognized at fair value on a nonrecurring basis when observable price changes from orderly transactions for identical or similar investments become available.

Available-for-sale securities are measured at fair value using inputs that are not readily determinable. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized.

S&P options are recognized at fair value using quoted market prices in active markets, with changes in fair value included in net income. Market-indexed debt is measured on a quarterly basis, with qualifying changes in fair value recognized in net income, except for the portion of the total change in the fair value of the liability that results from a change in the instrument-specific credit risk, which is separately included in other comprehensive income in accordance with ASC 825-10-45-5. The measurement approach for life settlement policies is included above within the Life Settlement Policies disclosure.

Accounts Receivable, Related Party—Related party receivable are amounts owed to the Company by related party customers for services delivered. Management regularly reviews customer accounts for collectability and will record an allowance for these accounts when deemed necessary. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Related party receivables are charged off against the allowance for credit losses when deemed uncollectible (after all means of collection have been exhausted and the potential for recovery is deemed remote). Recoveries of related party receivables previously written off are recorded when received. Due to the nature of operations, related party receivables are due primarily from parties which the Company serves. As a result, management deems all amounts due to be collectable. If the financial condition of the Company’s related party customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company did not record material allowance for credit losses as of December 31, 2023 and 2022, respectively.

Other Investments—Equity investments without readily determinable fair values include the Company’s investments in privately-held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence. The Company measures these investments at cost, and these investments are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes (referred to as the “measurement alternative”). These investments are included in other investments on the financial statements, at cost on the consolidated balance sheets. In addition, the Company monitors these investments to determine if impairment charges are required based primarily on the financial condition and near-term prospects of these companies

Available-for-sale Securities, at Fair Value—The Company has investments in securities that are classified as available-for-sale securities, and which are reflected on the consolidated balance sheets at fair value. These securities solely consist of a convertible promissory note in a private company that was entered into at arms-length. The Company determines the fair value using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. If any unrealized gains and losses on these investments are incurred, these would be included as a separate component of accumulated other comprehensive loss, net of tax, on the consolidated balance sheets. The Company classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors if the fair value of the securities falls below the amortized cost basis. Credit losses identified are reflected in the allowance for credit losses and any credit losses reversed are recognized in earnings. As of December 31, 2023 and 2022, the fair value of the securities were determined to materially approximate amortized cost basis, thus no unrealized gains or losses were recorded. The Company did not record any allowance for credit losses. The Company writes off uncollectible accrued interest receivable balances in a timely manner. The Company recorded $105,935 and $— of accrued interest on its available-for-sale securities as of December 31, 2023 and 2022, respectively.

Equity Securities, at Fair Value—The equity securities, at fair value balance consists of S&P 500 put and call options that were purchased through a broker as an economic hedge related to the market-indexed instruments that are included in Long-Term Debt. The Company records these options at fair value and recognizes changes in fair value as part of net income.

Property and Equipment, Net—Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the following estimated useful lives:

Estimated Useful Life
Computer equipment                         5 years
Furniture and fixtures                         5 years
Leasehold improvements                Shorter of remaining lease term or
estimated useful life

Costs incurred for maintenance and repairs that do not extend the useful lives of property and equipment are expensed as incurred. Upon retirement or sale of assets, the cost and related accumulated depreciation are written off and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive income.

Property and equipment are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of property and equipment is not recoverable and exceeds its fair value. Recoverability is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments recognized during the years ended December 31, 2023 and 2022, respectively. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets, Net—Goodwill and intangible assets are recorded as a result of the Business Combination. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company amortizes identifiable intangible assets with a finite useful life over the period that the intangible asset is expected to contribute directly or indirectly to its future cash flows; however, it does not amortize indefinite lived intangible assets. The Company evaluates goodwill and indefinite intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable.

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

The Company considers other valuation methods if the facts and circumstances indicate these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates. As of December 31, 2023, there were no events or changes in circumstances that indicated that a carrying amount of goodwill or intangible asset may not be recoverable.

The company has insignificant internal-use software accounted under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years.

Refer Note 6, Goodwill and Other Intangible Assets, for additional information on goodwill and intangible assets.

Revenue Recognition—The Company generally derives its revenue from life settlement servicing and consulting activities (Portfolio Servicing Revenue), life settlement trading activities (Active Management Revenue) and fees, commissions (Origination Services).

Portfolio Servicing Revenue—Portfolio servicing is comprised of servicing activities and consulting activities. The Company enters into service agreements with the owners of life settlement contracts and is responsible for maintaining the policy, manages processing of claims in the event of death of the insured and ensuring timely payment of optimized premiums computed to derive maximum return on maturity of the policy. The company neither assumes the ownership of the contracts nor undertakes the responsibility to make the premium payments, which remains with the owner of the policy. These service arrangements have contractual terms typically ranging from one-month to ten years and include fixed charges within its contracts as part of the total transaction price which are recognized on gross basis. To the extent that variable consideration is not constrained, the Company includes an estimate of the variable amount, as appropriate, within the total transaction price and updates its assumptions over the duration of the contract. Variable consideration has not been material. The duties performed by the Company under these arrangements are considered as a single performance obligation that is satisfied on a monthly basis as the customer simultaneously receives and consumes the benefit provided by the Company as the Company performs the service. As such, revenue is recognized for services provided for the corresponding month.

Under consulting engagements, the Company provides services typically for the owners of life settlement contracts who are often customers of the servicing business line, or customers of Abacus. These consulting engagements are comprised of valuation, actuarial services, and overall policy assessments related life settlement contracts and are short-term in nature. The performance obligations are typically identified as separate services with a specific deliverable or a group of deliverables to be provided in tandem, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer.

Active Management Revenue—The Company also engages in buying and selling life settlement policies whereby each potential policy is independently researched to determine if it would be a profitable investment. Some of the policies are purchased with the intent to hold to maturity, while others are held for trading to be sold for a gain. The Company elects to account for each investment in life settlement contracts using either the investment method or the fair value method. Once the accounting method is elected for each policy, it cannot be changed. Under the investment method, investments in contracts are based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, the company will record the initial investment of the transaction price and remeasures the investment at fair value at each subsequent reporting period. Changes in fair value are reported on earnings when they occur. Upon sale of a life settlement contract, the company will record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract.

Originations Revenue—The Company through its Abacus subsidiary, recognizes revenue from origination activities by acting as a provider of life settlements and viatical settlements representing investors that are interested in purchasing life settlements on the secondary or tertiary market. Revenue from origination services consists of fees negotiated for each purchase and sale of a policy to an investor, which also include any agent and broker commissions received and the reimbursement of transaction costs. See below for revenue disaggregation based upon the source of the policy.

The Company originates life settlements policies with third parties that include settlement brokers, life insurance agents, and direct consumers or policyholders. The Company then provides the administration services needed to initiate the transfer of the life settlement policies to investors in exchange for an origination fee. Such transactions are entirely performed through an escrow agent. In these arrangements, the customer is the investor, and the Company has a single performance obligation to originate a life settlement policy for the investor. The consideration transferred upon each policy is negotiated directly with the investor by the Company and is dependent upon the policy death benefits held by each life settlement policy. The revenue is recognized when the performance obligation under the terms of the contracts with customers are satisfied. The Company recognizes revenue from life settlement transactions when the closing has occurred and any right of rescission under applicable state law has expired (i.e., the customer obtains control over the policy and has the right to use and obtain the benefits from the policy). While rescission periods may vary by state, most states grant the owner the right to rescind the contract before the earlier of 30 calendar days after the execution date of the contract or 15 calendar days after life settlement proceeds have been sent to the owner. Purchase and sale of the policies generally occurs simultaneously, and only the fees received, including any agent and broker commissions and transaction costs reimbursed, are recorded as gross revenue.

For agent and broker commissions received and transaction costs reimbursed, the Company has determined that it is acting as the principal in the relationship as it maintains control of the services being performed as part of performance obligation prior to facilitating the transfer of the life settlement policy to the investor.

While the origination fees are fixed amounts based on the face value of the policy death benefit, there is variable consideration present due to the owners rescission right. When variable consideration is present in a contract, the Company estimates the amount of variable consideration to which it expects to be entitled at contract inception and again at each reporting period until the amount is known. The entity applies the variable consideration constraint so that variable consideration is included in the transaction price only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal. While origination fees are variable due to the rescission periods, given that the rescission periods are relatively short in nature, the Company has concluded that such fees are fully constrained until the rescission period lapses and thus records revenue at a fixed amount based on the face value of the policy death benefit after the rescission period is over.

•Remaining performance obligation—The Company is recognizing revenue at a point in time when the closing has occurred and any right of rescission under applicable state law has expired. As of December 31, 2023, and 2022, there are $507,000 and $— in revenues allocated to performance obligations to be satisfied, of which all are expected to be recognized as revenue in the following year when the right of rescission has expired.

•Disaggregated Revenue—The following table presents a disaggregation of the Company’s revenue by major sources as follows:

	Years Ended December 31,
	2023	2022
Agent	$1,750,911	$—
Broker	2,148,141	—
Client direct	304,848	—
Total	$4,203,900	$—

•Contract Balances—The balances of contract liabilities arising from contracts with customers were as follows:

	December 31, 2023	December 31, 2022
Contract liabilities—beginning of year	$—	$—
Additions to Contract Liabilities	507,000	—
Recognition of revenue deferred in the prior year	—	—
Contract liabilities—end of year	507,000	—

Other Consideration— Payment terms and conditions vary by contract type, although terms generally require payment within 30 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, the Company’s contracts do not contain a significant financing component.

Cost to Obtain and Fulfill Contracts— Costs to obtain contracts solely relate to commissions for brokers agents and employees who are directly involved in buying and selling policies as part of the active management revenue stream and include commissions for brokers or agents under specific agreements that would not be incurred without a contract being signed and executed under origination services revenue stream. The Company has elected to apply the ASC 606, Revenue from Contracts with Customers, ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. The Company has no significant instances of contracts that would be amortized for a period greater than a year, and therefore has no contract costs capitalized for these arrangements. These costs are included in cost of revenue.

Cost of Revenues (excluding Depreciation and Amortization)—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers, primarily policy servicing fees, commissions expense (refer to cost to obtain and fulfill contracts above), escrow fees, servicing and active management payroll costs, stock-based compensation for active management and servicing employees, life expectancy fees, lead generation expenses, and active management consulting expenses.

Segments— Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is the President and Chief Executive Officer (“CEO”). The Company has determined that it operates in three operating segments and three reportable segments, portfolio servicing, active management and originations as the CODM reviews financial information presented for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired, or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and available-for-sale securities. The Company maintains its cash in bank deposit accounts with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying condensed consolidated balance sheets. The Company extends different levels of credit to its customers and maintains allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company’s procedures for determining this allowance includes evaluating individual customer receivables, considering a customer’s financial condition, monitoring credit history and current economic conditions, using historical experience applied to an aging of accounts, as well as management’s expectations of conditions in the future, as applicable.
Two related party customer accounted for 59% and 33%of the total balance of related party receivables as of December 31, 2023, respectively, and two related party customers accounted for 75% and 16% of the total accounts receivable and related party receivables as of December 31, 2022, respectively. The largest receivables balances are from related parties where the exposed credit risk is estimated to be low. As such, there is no allowance for doubtful accounts as of December 31, 2023, and 2022.
Three customers accounted for 49%, 14%, and 12%, of active management revenue for the year ended December 31, 2023, respectively. One related party customer accounted for 78% of the portfolio servicing revenue for the year ended December 31, 2023.

One customer accounted for 51% of active management revenue, while 22% of revenue related to two policies that matured that were accounted for under the investment method for the year ended December 31, 2022. Two related party customers each accounted for 28% of the portfolio servicing revenue for the year ended December 31, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive income.

Stock-Based Compensation—The Company account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires that we measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, stock-based awards granted to our employees vest ratably over a three-year period. For stock-based awards with service only vesting conditions, the Company records compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification dates, if applicable) at fair value, using appropriate valuation techniques. For stock-based awards granted to non-employee directors, the Company recognizes compensation expense on the grant date based on the fair value of the awards as of that date.

Leases— The Company accounts for its leases in accordance with ASC 842, Leases. A contract is or contains a lease if there is identified property, plant and equipment that is either explicitly or implicitly specified in the contract and the lessee has the right to control the use of the property, plant and equipment throughout the contract term, which is based on an evaluation of whether the lessee has the right to direct the use of the property, plant and equipment.

The Company has one lease for office space in Orlando, Florida that is accounted for as an operating lease. The Company is responsible for utilities, maintenance, taxes and insurance, which are variable payments based on a reimbursement to the lessor of the lessor’s costs incurred. The Company excludes variable lease payments from the measurement of lease liabilities and right-of-use (“ROU”) assets recognized on the Company’s consolidated balance sheets. Variable lease payments are recognized as a lease expense on the Company’s consolidated statements of operations and comprehensive income in the period incurred. The Company has elected the practical expedient to account for lease components and non-lease components together as a single lease component for its real estate lease noted above.

The Company has elected the short-term lease exemption, which permits the Company to not recognize a lease liability and ROU asset for leases with an original term of one year or less. Currently the Company does not have any short-term leases. The Company’s current lease includes a renewal option. The Company has determined that the renewal option is not reasonably certain of exercise based on an evaluation of contract, market and asset-based factors, and therefore does not include periods covered by renewal options in its lease term. The Company’s leases generally do not include purchase options, residual value guarantees, or material restrictive covenants.

The Company determines its lease liability and ROU by calculating the present value of future lease payments. The present value of future lease payments is discounted using the Company’s incremental borrowing rate. As the Company’s leases generally do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on market yields and comparable credit ratings, adjusted for lease term, to determine the present value of fixed lease payments based on information available at the lease commencement date.

The Company does not have any finance leases, nor is the Company a lessor (or sub-lessor).

See Note 19, Leases, for additional disclosures related to leases.

Earnings Per Share—The Company has only one class of common stock. Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the applicable period. If the number of shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of basic net income per share are adjusted retroactively for all periods presented to reflect that change in capital structure. If such changes occur after the close of the reporting period but before issuance of the financial statements, the per-share computations for that period and any prior-period financial statements presented are based on the new number of shares. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to assume the issuance of potentially dilutive shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. Diluted earnings or loss per share attributable to common stockholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding stock-based compensation awards is reflected in diluted earnings per share attributable to common stockholders by application of the treasury stock method. Any potentially dilutive shares are excluded from the calculation for periods when there is a net loss attributable to common stockholders to avoid anti-dilutive effects.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during fiscal 2023 that are of significance or potential significance to us.

Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation.
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
The preliminary purchase price was allocated among the identified assets to be acquired. The primary area of the acquisition accounting that is not yet finalized is our estimate of the impact of acquisition accounting on deferred income taxes. An estimate of deferred income taxes has been recorded in the Company’s books based on information available as of December 31, 2023. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ when final information becomes available. Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary values of deferred taxes recorded. The Company will continue to evaluate this item until it is satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period, as defined by ASC 805, Business Combinations, (“ASC 805”). Transaction costs incurred as a result of the Business Combination were recognized within retained earnings / (accumulated deficit) on the consolidated balance sheet as of December 31, 2023.

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

The supplemental pro forma financial information in the table below summarizes the combined results of operations for the Business Combination as if the Companies were combined for both reporting periods. The unaudited supplemental pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Unaudited Year Ended December 31,
	2023	2022
Proforma revenue	$79,588,733	$69,917,015
Proforma net income	8,541,727	31,629,781

4.LIFE SETTLEMENT POLICIES
As of December 31, 2023, the Company holds 296 life settlement policies, of which 287 are accounted for under the fair value method and 9 are accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value is $520,503,710 as of December 31, 2023, with a corresponding fair value of $122,296,559. The aggregate face value of policies accounted for using the investment method is $33,900,000 as of December 31, 2023, with a corresponding carrying value of $1,697,178.
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
At December 31, 2023, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 13, Long-Term Debt, for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2023:
Policies Carried at Fair Value—

Remaining Life Expectancy (Years)	Policies	Face Value	Fair Value

0-1	2	$383,461	$315,248
1-2	6	4,391,193	1,590,513
2-3	13	20,692,550	10,850,243
3-4	41	66,017,222	22,744,161
4-5	29	57,814,969	19,326,245
Thereafter	196	371,204,315	67,470,149
	287	$520,503,710	$122,296,559

Policies accounted for using the investment method—

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Carrying Value

0-1	0	$—	$—
1-2	1	500,000	329,714
2-3	2	1,500,000	443,544
3-4	1	8,000,000	84,199
4-5	2	500,000	320,110
Thereafter	3	23,400,000	519,611
	9	$33,900,000	$1,697,178
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of December 31, 2023, are as follows:

2024	$88,039
2025	100,785
2026	78,850
2027	50,388
2028	32,736
Thereafter	366,103
Total	$716,901
The Company is required to pay premiums to keep its portion of life insurance policies in force. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differ from the estimated life expectancies.
For policies accounted for under the investment method, the Company has not been made aware of information causing a material change to assumptions relating to the timing of realization of life insurance settlement proceeds. The Company have also not been made aware of information indicating impairment to the carrying value of policies.
5.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	December 31, 2023	December 31, 2022
Computer equipment	$356,939	$—
Furniture and fixtures	91,125	19,444
Leasehold improvements	22,418	5,902

Property and equipment—gross	470,482	25,346

Less: accumulated depreciation	(69,762)	(6,729)
Property and equipment—net	$400,720	$18,617
Depreciation expense for the years ended December 31, 2023, and 2022, was $63,033 and $4,282, respectively.

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

The changes in the carrying amount of goodwill by reportable segments were as follows:

	Portfolio Servicing	Active Management	Originations
Goodwill at January 1, 2023	$—	$—	$—
Additions	—	—	140,287,000
Goodwill at December 31, 2023	$—	$—	$140,287,000
Intangible Assets Acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Agents	$12,600,000	5 years	Multi-period excess-earnings method
Customer Relationships - Financial Relationships	11,000,000	8 years	Multi-period excess-earnings method
Internally Developed and Used Technology—APA	1,600,000	2 years	Relief from Royalty Method
Internally Developed and Used Technology—Market Place	100,000	3 years	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Non-Compete Agreements	4,000,000	2 years	With or Without Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
	$32,900,000
Intangible assets and related accumulated amortization as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
Definite Lived Intangible Assets:	Gross Value	Accumulated Amortization	Net Book Value
Customer Relationships - Agents	$12,600,000	$1,260,000	$11,340,000
Customer Relationships - Financial Relationships	11,000,000	687,500	10,312,500
Internally Developed and Used Technology—APA	1,600,000	400,000	1,200,000
Internally Developed and Used Technology—Market Place	100,000	16,667	83,333
Non-Compete Agreements	4,000,000	1,000,000	3,000,000
Balance at December 31, 2023	$29,300,000	$3,364,167	$25,935,833

Indefinite Lived Intangible Assets:
Trade Name	900,000	—	900,000
State Insurance Licenses	2,700,000	—	2,700,000
Total Intangible Asset Balance at December 31, 2023	$32,900,000	$3,364,167	$29,535,833
Substantially all intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite lived intangible assets was $3,364,167 and $— for the years ended December 31, 2023 and 2022, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2024	$6,728,333
2025	5,328,333
2026	3,911,667
2027	3,895,000
2028	2,635,000
Thereafter	3,437,500
Total	$25,935,833

The Company also has other insignificant intangible assets of $87,297 as of December 31, 2023.

The Company performed the annual goodwill impairment test as of October 1, 2023, which was a qualitative evaluation, and no impairment charges were recorded. The estimated fair value of the Originations reporting unit exceeded its carrying value at the date of its most recent fair value estimate.
7.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds a convertible promissory note in a separate unrelated insurance technology company. This unrelated insurance technology company is a producer of life expectancy reports. The Company purchases life expectancy reports and uses them as an input into the valuation methodology for policies held at fair value. In November 2021, the Company purchased a $250,000 note and then purchased an additional note in January 2022 for $250,000 as part of the Tranche 5 offering (“Tranche 5 Promissory Note”). The Tranche 5 Promissory Note pays 6% interest per annum. The Tranche 5 Promissory Note matures on September 30, 2025 (“Maturity Date”) and will be paid in full as to outstanding principal and accrued interest on the Maturity Date unless the Tranche 5 Promissory Note converts prior to the 2025 Maturity Date. Conversion into preferred stock occurs if the technology company engages in an additional equity financing event that yields gross cash proceeds in excess of $1,000,000 (“Next Equity Financing”).

In October 2022, the Company purchased an additional convertible promissory note in the same unrelated insurance technology company for $500,000 as part of the Tranche 6 offering (“Tranche 6 Promissory Note” and collectively, the “Convertible Promissory Notes”). The Tranche 6 Promissory Note pays eight percent (8)% interest per annum and matures September 30, 2024 (“2024 Maturity Date”) and will be paid in full as to outstanding principal and accrued interest on the 2024 Maturity Date unless the Tranche 6 Promissory Note converts prior to the 2024 Maturity Date. Conversion into preferred stock occurs if the technology company engages in an additional equity financing event that yields gross cash proceeds in excess of $5,000,000 (“Next Round Securities”). We evaluated our relationship with the unrelated insurance technology company, including our CEO membership in the unrelated insurance technology company’s board of directors, and determined that the Company does not have control over the unrelated insurance technology company’s decision making process.
The Company applies the available-for-sale method of accounting for its investment in the Convertible Promissory Note, which is a debt investment. The Convertible Promissory Note does not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Note as a long-term investment. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of December 31, 2023 and 2022, the Company evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,105,935, which included $105,935 non-cash interest income and there was no unrealized gain or loss recorded.
8.OTHER INVESTMENTS AND OTHER NONCURRENT ASSETS
Other Investments:
Convertible Preferred Stock Ownership—The Company owns convertible preferred stock in two entities, further described below.
On July 22, 2020, the Company purchased 224,551 units of an unrelated insurance technology company’s Series Seed Preferred units for $750,000 (“Seed Units”). During December 2022, the Company agreed to purchase 119,760 Series Seed Preferred Units for $400,000 in cash consideration by way of eight monthly payments of $50,000 starting December 15, 2022, resulting in a total of $950,000 investment as of March 31, 2023, $1,100,000 investment as of June 30, 2023 and $1,150,000 investment at September 30, 2023. Upon conversion, the Seed Units held by the Company would represent an 8.6% ownership interest in the technology company.
On December 21, 2020, the Company purchased 207,476 shares of a separate unrelated insurance technology company’s Series B-1 preferred stock for $500,000 (“Preferred Stock”). The Preferred Stock is convertible into voting common stock at the option of the Company. Upon conversion, the Preferred Stock would represent less than a 1% ownership interest in the technology company.
The Company applies the measurement alternative for its investments in the Seed Units and Preferred Stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the years ended December 31, 2023 and 2022.

Other Noncurrent Assets- at fair value:
S&P Options—The Company is long S&P 500 call options and short S&P 500 put options which were purchased and sold through a broker as an economic hedge related to the market-indexed debt instruments included in the long-term debt note. The value is based on stock owned and quoted market prices in active markets. Changes in fair value are recorded in the Unrealized Loss on Investments line item on the consolidated statements of operations and comprehensive income.
9.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VOEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the year ended December 31, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $77,132,592 and liabilities of $65,031,207. For the year ended December 31, 2022, the Company’s consolidated VIEs, LMATT Series 2024, Inc., Longevity Market Advisors, Regional Investment Services and LMA Income Series, LP, had total assets and liabilities of $30,073,972 and $27,116,762, respectively. The Company did not deconsolidate any entities during the years ended December 31, 2023, or 2022.
As of December 31, 2023, the Company held total assets of $601,762 and liabilities of $2,900 in unconsolidated VIEs. As of December 31, 2022, the Company held total assets of $987,964 and liabilities of $358,586 in unconsolidated VIEs.

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

The Company’s method for measuring profitability on a reportable segment basis is gross profit. The CODM does not review disaggregated assets by segment.

Revenue related to the Company’s reporting segments is as follows:

	Years Ended December 31,
	2023	2022
Portfolio servicing	$1,002,174	$1,470,972
Active management	61,195,377	43,242,580
Originations	19,247,972	—
Segment revenue (including inter-segment)	81,445,523	44,713,552
Intersegment elimination	(15,044,072)	—
Total revenue	$66,401,451	$44,713,552

Information related to the Company’s reporting segments for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
Portfolio servicing	$278,115	$300,235
Active management	59,020,991	38,528,648
Originations	611,968	—
Total gross profit	59,911,074	38,828,883

Sales and marketing	(4,905,747)	(2,596,140)
General, administrative and other (including stock-based compensation)	(26,482,571)	(1,426,865)
Depreciation and amortization expense	(3,409,928)	(4,282)
Other (expense) income	(146,443)	(347,013)
Loss on change in fair value of warrant liability	(4,204,360)	—
Interest expense	(9,866,821)	(42,798)
Interest income	594,764	1,474
Gain (Loss) on change in fair value of debt	(2,356,058)	(90,719)
Unrealized (loss) gain on investments	1,369,112	(1,045,623)
Provision for income taxes	(1,468,535)	(889,943)
Less: Net gain (loss) attributable to non-controlling interests	482,139	(704,699)
Net income attributable to Abacus Life, Inc.	$9,516,626	$31,682,275
Segment gross profit is defined as revenues less cost of revenue, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
As of December 31, 2023 and 2022, our operations are confined to the United States.
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
For the years ended December 31, 2023, and 2022, Abacus Life, Inc. incurred $144,721, and $347,013 of expenses, related to the Expense Support Agreement respectively, which is included in the Other (expense) line of the consolidated statements of operations and comprehensive income and have not been reimbursed by the Providers.
12.FAIR VALUE MEASUREMENTS
The Company determines fair value based on assumptions that market participants would use in pricing an asset or a liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the fair value hierarchy as mentioned in Note 2, Summary of Significant Accounting Policies, distinguishes between observable and unobservable inputs.
Recurring Fair Value Measurements—The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented in the tables below.

	Fair Value Hierarchy
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$122,296,559	$122,296,559
Available-for-sale securities, at fair value	—	—	1,105,935	1,105,935
Other investments	—	—	1,650,000	1,650,000
S&P 500 options	2,348,998	—	—	2,348,998
Other assets	998,945	—	—	998,945

Total assets held at fair value	$3,347,943	$—	$125,052,494	$128,400,437

Liabilities:
Debt maturing within one year	$—	$—	$13,029,632	$13,029,632
Long-term debt	—	—	55,318,924	55,318,924
Private placement warrants	—	—	6,642,960	6,642,960

Total liabilities held at fair value:	$—	$—	$74,991,516	$74,991,516

	Fair Value Hierarchy
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$13,809,352	$13,809,352
Available-for-sale securities, at fair value	—	—	1,000,000	1,000,000
Other investments	—	—	1,300,000	1,300,000
S&P 500 options	890,829	—	—	890,829

Total assets held at fair value	$890,829	$—	$16,109,352	$17,000,181

Liabilities:
Long-term debt	$—	$—	$28,249,653	$28,249,653

Total liabilities held at fair value:	$—	$—	$28,249,653	$28,249,653

Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policy using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.

For policies carried at fair value, the valuation based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a blended average discount rate of 21% for policy valuations at December 31, 2023 and 12% for all policies at December 31, 2022, respectively, for policy valuation, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements.

For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,697,178 at December 31, 2023 and $8,716,111 at December 31, 2022.
Discount Rate Sensitivity—21% was determined to be the weighted average discount rate used to estimate the fair value of policies held by LMA and its investment funds. If the discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of December 31, 2023, would be as follows:

As of December 31, 2023	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$111,206,993	$(11,089,566)
No change	122,296,559
-2%	130,749,053	8,452,494
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of December 31, 2023:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
John Hancock Life Insurance Company (U.S.A.)	28.0%	20.0%	A+
The following table provides a roll forward of the fair value of life insurance policies for the year ended December 31, 2023:

Fair value at December 31, 2022	$13,809,352

Policies purchased	186,124,688

Realized gain (loss) on matured/sold policies	19,606,894
Premiums paid	(4,281,610)
Unrealized gain(loss) on held policies	27,889,106
Change in estimated fair value	43,214,390

Matured/sold policies	(125,133,481)
Premiums paid	4,281,610

Fair value at December 31, 2023	$122,296,559
Long-Term Debt—See Note 13, Long-Term Debt, for background information on the market-indexed debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.
The total change in fair value of the debt resulted in a gain of $4,028,189. This gain is comprised of $944,463, net of tax, which is included within accumulated other comprehensive income and $303,867 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a loss of $2,356,058 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within (Gain) loss on change in fair value of debt within the consolidated statement of operations and comprehensive income for the year ended December 31, 2023.
The following table provides a roll forward of the fair value of the issued notes for the year ended December 31, 2023:

Fair value at December 31, 2022	$28,249,653

Debt issued to third parties	71,720,713
Debt issued to related parties	35,471,648

Unrealized loss on change in fair value (risk-free)	2,356,058
Unrealized loss on change in fair value (credit-adjusted) included in OCI	1,265,103
Unrealized gain on change in fair value (credit-adjusted) included in equity of NCI	407,028

Change in estimated fair value of debt	4,028,189

Accrued non-cash interest on related party debt	2,182,221
Deferred issuance costs and discounts	(1,831,910)

Fair value at December 31, 2023	$139,820,514
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

Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the condensed consolidated statements of operations and comprehensive income.

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
Equity Securities, at Fair Value: S&P 500 Options—In February 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, purchased and sold S&P 500 call and put options through a broker. The Company purchased and sold additional S&P 500 call options through a broker in June 2022 through their 100% owned and fully consolidated subsidiaries LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1.2026, Inc. The options are exchange traded, and fair value is determined using Level 1 inputs of quoted market prices as of the consolidated balance sheets dates. Changes in fair value are classified as unrealized (gain)/loss on investments within the consolidated statements of operations and comprehensive income.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis—The following financial assets, composed of equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified, or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs other than financial instruments where the carrying value approximates fair value.

Available-for-Sale Investment—The Convertible Promissory Note is classified as an available-for-sale security. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. The Company initially purchased a $250,000 convertible promissory note from the issuer in 2021 and then on January 7, 2022, the Company purchased an additional $250,000 convertible promissory note from the same issuer and then an additional $500,000 in October 2022. As of December 31, 2023 and 2022, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $1,105,935 and $1,000,000, which included $105,935 and $— of accrued interest, respectively.
Other Investments—The Company determines fair value using Level 3 inputs under the measurement alternative. These investments are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively. As of December 31, 2023, and 2022, the Company did not identify any impairment indicators and determined that the carrying value of $1,650,000 and $1,300,000, respectively is the fair value for these equity investments in privately held companies, given that there have been no observable price changes.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, and due to affiliates approximates fair value due to the short-term nature of their maturities.

13.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	December 31, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATT Series 2024, Inc.	$9,124,944	$9,477,780	$9,866,900	$8,067,291
LMATT Series 2.2024, Inc.	2,981,480	3,551,852	2,333,391	2,354,013
LMATT Growth & Income Series 1.2026, Inc	492,582	569,862	400,000	400,000
Secured borrowing:
LMA Income Series, LP	21,889,444	22,368,209	17,428,349	17,428,349
LMA Income Series II, LP	32,380,852	32,380,852	—	—
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	35,650,000	35,650,000	—	—
SPV Purchase and Sale Note	26,538,004	26,538,004	—	—
Sponsor PIK Note	11,115,865	11,115,865	—	—
Deferred issuance costs and discounts	(1,831,910)	(1,831,910)	—	—
Total debt	$138,341,261	$139,820,514	$30,028,640	$28,249,653
Less current portion of
long-term debt	$(11,440,236)	$(13,029,632)	—	—
Total long-term debt	$126,901,025	$126,790,882	$30,028,640	$28,249,653
Fixed Rate Senior Unsecured Notes

On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“Fixed Unsecured Notes”). The net proceeds after related debt issue costs, were used by the Company to repay the Owl Rock Credit Facility, with the remaining to be used for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.
Owl Rock Credit Facility
On July 5, 2023 (the “Owl Rock Closing Date”), the Company entered into that certain Credit Agreement (the “Owl Rock Credit Facility”), among the Company, as borrower, the several banks and other persons from time to time party thereto (the “Owl Rock Lenders”), and Owl Rock Capital Corporation, as administrative and collateral agent for the Owl Rock Lenders thereunder. The Owl Rock Credit Facility provided credit extensions for (i) an initial term loan in an aggregate principal amount of $25,000,000 upon the closing of the Owl Rock Credit Facility and (ii) optional delayed draw term loans in an aggregate principal amount of up to $25,000,000 that was available for 180 days after the Owl Rock Closing Date, subject to the requirement that on each delayed draw date, the proceeds may have been used for working capital and the business requirements of the enterprise, and to fund acquisitions, investments and other transactions permitted by the loan documentation. The interest rate was based an adjusted term Secured Overnight Financing Rate (“SOFR”), which was calculated as term SOFR plus a 0.10% adjustment for a one-month interest period, a 0.15% adjustment for a three-month interest period, or a 0.25% adjustment for a six-month interest period. It provided a delayed draw commitment fee rate of 0.50% per annum applicable to undrawn commitments during the Delayed Draw Term Loan Availability Period and matured on July 5, 2028.

On November 10, 2023, the Company repaid the Owl Rock Credit Facility from the Fixed Unsecured Notes net proceeds after related debt issue costs. In connection with the repayment of the outstanding principal, the Company paid a 4% repayment penalty of $1,000,000 and legal fees of $73,339. The Company also incurred a loss on extinguishment of $2,086,303. The combined total of $3,159,641 is included in interest expense on the consolidated statements of operations and comprehensive income.
Sponsor PIK Note
On June 30, 2023, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12% per annum compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of December 31, 2023 and 2022, $644,217 and $— in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 and may be prepaid at any time in accordance with its terms without any premium or penalty.
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of December 31, 2023, $9,124,944 of the principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2023, the fair value of the LMATT Series 2024, Inc. notes was $9,477,780.
The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 options, and life settlement policies totaling $9,883,554 as of December 31, 2023. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMATT Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Series 2.2024, Inc., a 100% owned subsidiary, which the Company consolidates for financial reporting, issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. As of December 31, 2023, the entire principal amount remained outstanding.

The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $3,551,852.
The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $3,389,167 as of December 31, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary, which the Company consolidates for financial reporting, issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc. (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes 4% dividend feature that will be paid annually. As of December 31, 2023, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $569,862.
The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 options, and life settlement policies totaling $374,458 as of December 31, 2023. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
See additional fair value considerations within Note 12.
LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
One September 2, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years maturing on December 31, 2025 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023.
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
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2023, the fair value of the secured borrowing was $22,368,209.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years maturing on March 31, 2026 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners will receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.75%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2023.

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
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2023, the fair value of the secured borrowing was $32,380,852.

SPV Purchase and Sale Note

On July 5, 2023, the Company entered into an Asset Purchase Agreement (the “Policy APA”) to acquire certain insurance policies with an aggregate fair market value of $10.0 million from Abacus Investment SPV, LLC, a Delaware limited liability company (“SPV”), in exchange for a payable obligation owed by the Company to SPV (such acquisition transaction under the Policy APA, the “SPV Purchase and Sale”). SPV is jointly owned between the Sponsor and former members of LMA and Abacus.
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
•provides for certain credit extensions in an aggregate principal amount of $25,000,000 included in the Long-term debt, related party line item on the consolidated balance sheets, which includes: (i) an initial credit extension in an original principal amount of $15,000,000 that was funded upon the closing of the SPV Investment Facility, and (ii) the SPV Purchase and Sale Note for the original principal amount of $10,000,000 to finance the purchase of the insurance policies under the Policy APA;
•provides for proceeds to be used for payment of certain transaction expenses, general corporate purposes and any other purposes not prohibited by the agreement or applicable law;

•matures on July 5, 2026, three years after the closing of the SPV Investment Facility, subject to two automatic extensions of one year each without any amendment of the relevant documentation;
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
As of December 31, 2023 and 2022, $1,538,004 and $— in non-cash interest expense was added to the outstanding principal balance, respectively.
The following table shows scheduled principal payments by year for our long-term debt as of December 31, 2023:

	Payments Year
	2024	2025	2026	2027	2028	Thereafter	Total
Market-indexed notes:
LMATT Series 2024, Inc.	$9,477,780	$—	$—	$—	$—	$—	$9,477,780
LMATT Series 2.2024, Inc.	3,551,852	—	—	—	—	—	3,551,852
LMATT Growth & Income Series 1.2026, Inc.	—	—	569,862	—	—	—	569,862
Secured borrowing:
LMA Income Series, LP	—	22,368,209	—	—	—	—	22,368,209
LMA Income Series II, LP	—	—	32,380,852	—	—	—	32,380,852
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	—	—	—	—	35,650,000	—	35,650,000
SPV Purchase and Sale Note	—	—	26,538,004	—	—	—	26,538,004
Sponsor PIK Note	—	—	—	—	11,115,865	—	11,115,865

	$13,029,632	$22,368,209	$59,488,718	$—	$46,765,865	$—	$141,652,424

14.SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2023, there were 63,388,823 shares of common stock issued, of which 63,242,173 are outstanding and 146,650 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
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

Public Warrants

As of December 31, 2023, the Company has 17,249,984 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. The Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Stock Repurchase Program

On December 11, 2023, our Board of Directors authorized a stock repurchase program under which the Company may purchase shares of our common stock for an aggregate purchase price not to exceed $15 million over a period of up to 18 months. Stock repurchases may be made through open market transactions, block trades, accelerated stock repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of stock repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any stock under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future. Acquired shares of our common stock are held as treasury stock carried at cost in our consolidated financial statements. In connection with the repurchase program, the Company is authorized to adopt one of more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

As of December 31, 2023, $13.7 million remained available for repurchase under the authorization approved by the Board of Directors. The authorization for the stock repurchase program may be suspended, terminated, increased or decreased by our Board of Directors at any time without prior notice.

The following table summarizes stock repurchase activity under our share repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	—	$—	$—
December 1, 2023 - December 31, 2023	146,650	1,283,062	8.82
As of December 31, 2023	146,650	$1,283,062	$8.82
15.STOCK- BASED COMPENSATION
Long-term Incentive Plan:

In October of 2023, the Compensation Committee approved the issuance of 2,468,500 restricted stock units (“RSU’s”) to executives, employees and directors as part of the Company’s 2023 Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan”). This plan provides for equity-based awards, including restricted stock units, performance stock units (“PSU”), stock options and unrestricted shares of common stock, may be granted to officers, key employees and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Equity Plan. After the issuance, 621,500 shares of common stock remained available for issuance of the 3,090,000 shares that are authorized for issuance under the Long-term Incentive Plan. The expense associated with the awards will be based on the fair value of the stock as of the grant date, where the Company will elect to straight line recognition over the vesting period, which is three years.

Each RSU entitles the unit holder to one share of common stock when the restriction expires. RSUs have service conditions associated with them that range from one to three years. In our plan, subject to continuous employment, 10% of the Initial Annual Award will vest at 9 months following the date of grant and 90% of the Initial Annual Award will vest at 33 months following the date of the grant. For certain employees, a minimum of 10% of the Initial Annual Award will vest if termination by the Employer without cause or by the executive for good reason occurs within the first 9 months of the grant. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of Class A common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur.

The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of December 31, 2023 as well as activity during the year:

	Weighted Average
	Number of shares	Grant Date Fair Value
Restricted stock units, unvested, December 31, 2022	—	$—
Granted	2,468,500	6.16
Vested	(39,000)	6.16
Forfeited	—	—
Restricted stock units, unvested, December 31, 2023	2,429,500	6.16

Compensation costs recognized for these restricted stock units were $1,600,760 and $— for the years ended December 31, 2023 and 2022, respectively. $1,278,153 and $322,607 of the 2023 compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively. As of December 31, 2023, there was approximately $13,605,200 of unrecognized compensation costs related to these restricted stock units which the Company expects to recognize over the next 2.5 years.

CEO Restriction Agreement:

Effective upon Business Combination close, the Chief Executive Officer (“CEO”) entered into a Restriction Agreement with Abacus Life, Inc. that provides terms for the CEO’s ownership interest grant that were assigned to him from the three original founders of Abacus Settlements. As of the Closing Date as provided in the Merger Agreement amended on April 21, 2023, the CEO received 4,569,922 shares of Restricted Stock.

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

CEO Stock-based compensation expense is recorded in general and administrative expense (including stock-based compensation) summarized as follows:

	Years Ended December 31,
	2023	2022
Stock-based compensation expense	$9,167,264	$—

Restricted Stock activity relative to the CEO for the year ended December 31, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	4,569,922	10.03
Forfeited	—	—
Settled	—	—
Outstanding at December 31, 2023	4,569,922	$10.03
As of December 31, 2023, unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO was $36,669,054 with a remaining contractual life of 2.0 years.
16.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee contributions and may chose to make additional discretionary contributions to the 401(k) Plan. For the years ended December 31, 2023 and 2022, the Company recognized expenses related to the 401(k) Plan amounting to $183,439 and $22,559, respectively. For the years ended December 31, 2023 and 2022, the Company did not make discretionary contributions.
17.INCOME TAXES
Before June 30, 2023, the Company elected to file as an S corporation for Federal and state income tax purposes, as such, the Company incurred no Federal or state income taxes, except for income taxes related to their consolidated VIEs and subsidiaries which are taxable C corporations. These VIEs and subsidiaries include LMATT Series 2024, Inc., the wholly owned subsidiary of LMX, which is consolidated into LMA as a VIE, as well as LMATT Growth Series 2.2024, Inc., a wholly owned subsidiary of LMATT Growth Series, Inc., and LMATTS Growth and Income Series 1.2026, Inc., a wholly owned subsidiary of LMATT Growth and Income Series, Inc., all of which are 100% owned subsidiaries and fully consolidated. Accordingly, the provision for income taxes was attributable to amounts for LMATT Series 2024, Inc., LMATT Growth Series, Inc., and LMATT Growth and Income Series, Inc.

For the years ended December 31, 2023 and 2022, the Company recorded provision for income taxes of $1,468,535 and $889,943, respectively. The effective tax rate is 14.0% for the year ended December 31, 2023. The existence of non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to vary from the statutory rate. The effective rate for the year ended December 31, 2022 was 2.7% due to the impact of state income taxes and the release of the Company’s valuation allowance, as there was sufficient evidence of the Company’s ability to generate future taxable income at December 31, 2022.

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2023	2022
Current provision:
Federal	$706,686	$—
State	195,679	—
Foreign	—	—
Total current tax	902,365	—

Deferred provision:
Federal	469,109	737,376
State	97,061	152,567
Foreign	—	—
Total deferred tax	566,170	889,943
Provision for income taxes	$1,468,535	$889,943
The Company did not have any unrecognized tax benefits relating to uncertain tax positions as of December 31, 2023, and 2022, and did not recognize any interest or penalties related to uncertain tax positions as of December 31, 2023, and 2022.

The effective income tax rate differs from the federal statutory income tax rate applied to the profit loss before provision for income taxes due to the following:

	For the Years Ended December 31,
	2023	2022
Income tax benefit computed at federal statutory rate	$2,205,635	$6,988,538
Restricted stock award deductions limited by IRC 162(m)	2,069,993	—
Change in tax status	1,414,469	—
Effect of pass through entities and noncontrolling interests	(3,812,977)	(6,147,453)
State income taxes, net of federal tax benefit	(332,567)	174,024
Other	(76,018)	—
Valuation allowance	—	(125,166)
Income tax at effective rate	$1,468,535	$889,943

The effects of temporary differences that give rise to significant components of deferred tax assets and liabilities at December 31, are as follows:

	2023	2022
Deferred tax assets:
Basis difference related to life insurance policy sales	$1,798,639	$109,902
Warrant liability	1,683,658	—
Interest expense carryforward	740,657	—
Stock-based compensation	598,274	—
Right of use liability	455,380	—
Change in fair value of debt	405,804	—
Change in fair value of investments	—	264,196
Net operating loss carryforwards	21,470	167,554
	5,703,882	541,652
Less: valuation allowance	—	—
Deferred tax assets	5,703,882	541,652

Deferred tax liabilities:
Basis difference in intangible assets	(7,480,659)	—
Change in fair value of life insurance policies (policies held at fair value method)	(4,318,194)	(1,454,588)
Basis difference in investments	(2,398,987)	—
Change in fair value of debt	—	(450,884)
Other	(705,133)	—
Deferred tax liabilities	(14,902,973)	(1,905,472)
Net deferred tax liability	$(9,199,091)	$(1,363,820)

The components of the Company’s net deferred tax assets are subject to realizability analysis in accordance with ASC 740, Income Taxes. Based on this analysis, the Company determined that sufficient positive evidence existed at December 31, 2023 and 2022 to support not recording a valuation allowance recorded against net operating loss tax attributes.

The Company has $84,709 of Federal Net Operating Losses and $84,709 State Net Operating Losses that can be carried forward indefinitely. The Federal Net Operating Losses may be used to offset 80% of taxable income in a given year.

The Company did not have any unrecognized tax benefits relating to uncertain tax positions at December 31, 2023 and 2022 and did not recognize any interest or penalties related to uncertain tax position at December 31, 2023 and 2022. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income during 2024.

The Company’s tax returns are subject to examination by relevant taxing authorities. None of the Company’s tax returns are under audit. As of December 31, 2023, tax years for 2020, 2021, and 2022 are subject to examination by the relevant tax authorities.
18.RELATED-PARTY TRANSACTIONS
As of December 31, 2023 and 2022, $5,236 and $263,785, respectively, were due to former members and affiliates primarily for reimbursable transaction costs as well as distributions to former members of $1,159,712 as a part of the Business Combination as of December 31, 2023. As of December 31, 2023 and 2022, $1,007,528 and $2,904,646, respectively, was due from affiliates, respectively. The majority of the due from affiliate amount as of December 31, 2022 represents transaction costs incurred by the Company related to the planned business combination in which ERES had committed to reimburse the Company upon the consummation of the merger.

The SPV Purchase and Sale Note of $25,000,000 was recorded as a related party transaction due to transfers of cash and policies between the Company and the SPV, which is jointly owned by the Sponsor and former members of LMA and Abacus. Also, the Sponsor PIK Note for $10,471,648 is also recorded as a related party transaction due to the relationship between the Sponsor and the Company. Refer to Note 13, Long-Term Debt, for more information.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company also earns service revenue related to policy and administrative services on behalf of Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $778,678 and $818,300 in service revenue related to Nova Funds for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, and 2022, there were $79,509 and $196,289, respectively owed from the Nova Funds, which are included as related-party receivables in the accompanying consolidated balance sheets.
The Company also originates policies for the Nova Funds. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. In addition to the Nova Funds, the Company also has other affiliated investors that provide origination services. For the year ended December 31, 2022, the Company did not earn any related party origination revenue for the Nova Funds. For the year ended December 31, 2023, revenue earned, and contracts originated are below.

Year Ended December 31, 2023
Origination fee revenue	$259,517
Transaction reimbursement revenue	235,455
Total	$494,972

Cost	$99,456
Face value	$46,650,000
Total policies	7
Average Age	70

19.LEASES
During 2023, the Company amended the lease with the lessor to swap office spaces, increase square footage, and extend the lease term from July 31, 2023 to December 31, 2029. The Company applied the lease modification guidance to account for the amendment to the lease. The commencement date for the amended lease was December 8, 2023, the date the lessor allowed the Company to take possession of the space. The amended lease provided for a leasehold improvement allowance, a monthly lease abatement from August to December 2024, and an option terminate. The Company remeasured the ROU assets and the lease liabilities as of the commencement date.

The Company determined that the termination option is not reasonably certain of exercise based on an evaluation of the contract, the termination fee, market and asset-based factors, and therefore does not exclude periods covered by the termination option.

The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts as of December 31, 2023 and 2022:

	As of December 31,
Assets:	2023	2022
Operating lease right-of-use assets	$1,893,659	$77,011

Liabilities:
Operating lease liability, current	118,058	48,127
Operating lease liability, non-current	1,796,727	29,268
Total lease liability	$1,914,785	$77,395
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income. The Company’s lease expense for the periods presented consisted of the following:

	Years Ended December 31,
	2023	2022

Operating lease cost	$207,508	$48,784
Variable lease cost	16,103	3,664
Total lease cost	$223,611	$52,448
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of the lease liability
Operating cash outflows for operating leases	$201,200	$48,399
ROU assets obtained in exchange for new lease liabilities	1,782,726	—
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

Years Ended December 31,
2023	2022

Weighted-average remaining lease term (in years)	6.01	1.58
Weighted-average discount rate	9.67%	3.36%

Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at December 31, 2023 are as follows:

Operating leases
2024	$118,058
2025	471,239
2026	485402
2027	499,980
2028	514,946
Thereafter	530,391
Total operating lease payments (undiscounted)	2,620,016
Less: Imputed interest	(705,231)
Lease liability as of December 31, 2023	$1,914,785

20. EARNINGS PER SHARE
Basic earnings per share represents income available to ordinary stockholders divided by the weighted average number of common stock outstanding during the reported period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. During 2023, we repurchased 146,650 shares of our common stock. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public and Private Placement Warrants to purchase an aggregate of 26,150,000 shares in the calculation of diluted income per ordinary share, since the average market price of the Company’s Class A common stock for the year ended December 31, 2023 was below the warrants’ $11.50 exercise price. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the dilutive effect of outstanding RSUs computed using the treasury stock method.

Basic and diluted weighted average shares outstanding and earnings per share were as follows:

	For Years Ended December 31,
	2023	2022

Net income attributable to common stockholders (same for diluted earnings per share)	$9,516,626	$31,682,275

Weighted-average common shares outstanding for basic earnings per share	56,951,414	50,369,350
Restricted stock units	816,484	—
Shares used for diluted earnings per share	57,767,898	50,369,350

Earnings per share:
Basic earnings per share	$0.17	$0.63
Diluted earnings per share	$0.16	$0.63

21. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued.
Fixed Rate Senior Unsecured Notes
On February 15, 2024, the Company issued an additional $25,000,000 as part of the previously issued Fixed Unsecured Notes. The net proceeds, after related debt issue costs, were used by the Company for general corporate purposes. The Fixed Rate Senior Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on May 15, 2024 and mature on November 15, 2028.
Conversion of Public Warrants—On January 18, 2024, the Company’s share price reached the warrant exercise price of $11.50. Certain public warrant holders redeemed their warrants for the Company’s common stock. As of March 15, 2024, the Company received $3,506,753 from 304,935 exercised public warrants.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing—Subsequent to year end, LMA Income Series II, GP, LLC through the LMA Income Series II, LP admitted additional limited partners into the fund. The additional limited partnership interests amounted to $18,042,641 as of March 20, 2024. LMA Income Series II, GP plans to continue admitting new limited partners throughout 2024 and beyond. In addition to new partnership interests, an amendment to the limited partnership was signed to add redemption opportunities for limited partners and extend the maturity date of the fund. The first redemption date changed to March 31, 2026, but limited partners can elect to stay in the fund at the same terms prior to the amendment. If a limited partners elect to stay invested, the next redemption date would be June 30, 2027 with a final maturity date of December 31, 2028.

ABACUS SETTLEMENTS, LLC

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND THE YEAR ENDED DECEMBER 31, 2022

*****

ABACUS SETTLEMENTS, LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2023 AND YEAR ENDED DECEMBER 31, 2022

	Six Months Ended June 30 (Unaudited)	Year Ended December 31
	2023	2022
Origination revenue	$3,252,738	$7,050,007
Related party revenue	9,931,938	18,153,456
Total revenue	13,184,676	25,203,463

Cost of revenue	2,734,949	5,538,470
Related party cost of revenue	6,558,354	11,022,535
Total cost of revenue	9,293,303	16,561,005
Gross Profit	3,891,373	8,642,458

OPERATING EXPENSES:
General and administrative expenses	4,848,580	8,674,425
Depreciation	5,597	12,165
Total operating expenses	4,854,177	8,686,590

Income (Loss) from operations	(962,804)	(44,132)

OTHER INCOME (EXPENSE)
Interest income	1,917	2,199
Interest (expense)	(11,725)	(8,817)
Other income	-	273
Total other income (expense)	(9,808)	(6,345)
Income (Loss) before provision for income taxes	(972,612)	(50,477)
Provision for income taxes	2,289	2,018
NET INCOME (LOSS) AND COMPREHENSIVE	$(974,901)	(52,495)

WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER UNIT:
Basic	400	400
Diluted	400	400

NET INCOME/(LOSS) PER UNIT:
Basic earnings per unit	$(2,437.25)	$(131.24)
Diluted earnings per unit	$(2,437.25)	$(131.24)
See accompanying notes to condensed consolidated financial statements.

ABACUS SETTLEMENTS, LLC

CONDENSED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2023 AND YEAR ENDED DECEMBER 31,2022

	Common Units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2021	400	$4,000	$80,000	$2,638,995	2,722,995
Net income	0	$—	$—	$(52,495)	(52,495)
Distributions	0	$—	$—	$(659,363)	(659,363)
BALANCE—December 31, 2022	400	$4,000	$80,000	$1,927,137	2,011,137
Net loss	-	-	-	(974,901)	(974,901)
Distributions to former members	-	-	-	(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$80,000	$509,953	$593,953
See accompanying notes to condensed financial statements.

	Six Months Ended June 30 (Unaudited)	Year Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(974,901)	$(52,495)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	19,157	25,184
Amortization expense	40,278	80,138
Amortization of deferred financing fees	11,725	7,817
Non-cash lease expense	1,210	1,631
Changes in operating assets and liabilities:
Related party receivables	397,039	187,622
Other receivables	101,203	(82,455)
Prepaid expenses	(198,643)	89,366
Other current assets	(26,211)	—
Other non-current assets		(7,246)
Certificate of deposit	—	656,250
State security deposit		(233)
Accrued payroll and other expenses	(17,466)	31,020
Contract liability—deposits on pending settlements	659,067	(1,356,641)
Accounts payable	(36,750)	36,750

Net cash used in operating activities	(24,292)	(383,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,394)	(64,099)
Purchase of intangible asset	—	(15,000)
Due from members and affiliates	(74,134)	15,088

Net cash used in investing activities	(182,528)	(64,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)	(10,446)
Financing fees		(23,450)
Distributions to members	(442,283)	(659,363)

Net cash used in financing activities	(443,694)	(693,259)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(650,514)	(1,140,562)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,458,740	2,599,302

End of period	$808,226	$1,458,740
See accompanying notes to condensed financial statements.

ABACUS SETTLEMENTS, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Abacus is not an insurance company, and therefore Abacus does not underwrite insurable risks for its own account. On August 30, 2022, Abacus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East Resources Acquisition Company (“ERES”), which was subsequently amended on October 14, 2022. As part of the Merger Agreement, the holders of Abacus’ common units together with the holders of Longevity Markets Assets, LLC (“LMA”), a commonly owned affiliate, will receive aggregate consideration of $531,750,000, payable in a number of newly issued shares of ERES Class A common stock, par value $0.0001 per share (“ERES Class A common stock”), with a value ascribed to each share of ERES Class A common stock of $10.00 and, to the extent the aggregate transaction proceeds exceed $200.0 million, at the election of Abacus’ and LMA’s members, up to $20.0 million of the aggregate consideration will be payable in cash to the Abacus’ and LMA’s members. The transaction closed on June 30, 2023 upon stockholder approval and customary closing conditions.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Concentrations—All of Abacus’ revenues are derived from life settlement transactions in which Abacus represents Financing Entities that purchased existing life insurance policies. One financing entity, a company in which the Abacus’ members own interests, represented 23% and 60% of Abacus’ revenues in six months ended June 30, 2023 and year ended December 31, 2022, respectively. Abacus originates policies through three different channels: Direct to Consumer, Agent, and Broker. Two brokers represented the sellers for over 10% of Abacus’ life settlement commission expense during the period six months ended June 30, 2023. No single broker represented the sellers for over 10% of Abacus’ life settlement commission expense during the year ended December 31, 2022. Abacus maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. Abacus periodically assesses the financial condition of the institution and believes that the risk of loss is minimal.
Advertising—All advertising expenditures incurred by Abacus are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying condensed statements of operations and comprehensive income/(loss). Advertising expense totaled $741,789 and $1,414,828 for six months ended June 30, 2023 and year ended December 31, 2022, respectively.
3.SEGMENT REPORTING
Operating as a centrally led life insurance policy intermediary, Abacus’ president and chief executive officer is the chief operating decision maker who allocates resources and assesses financial performance based on financial information presented for Abacus as a whole. As a result of this management approach, Abacus is organized as a single operating segment.
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of Abacus’ revenue by major sources:

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022

Agent	$7,143,016	$12,156,552
Broker	4,675,973	9,938,808
Client direct	1,365,687	3,108,103

Total	$13,184,676	$25,203,463
5.INCOME TAXES
Since Abacus elected to file as an S corporation for federal and State income tax purposes, Abacus incurred no federal or state income taxes. Accordingly, provision for income taxes is attributable to minimum state tax payments that are due regardless of their S corporation status and income position.
For the three months ended June 30, 2023, Abacus did not record provision for income taxes. For the six months ended June 30, 2023 and year ended December 31, 2022, Abacus recorded provision for income taxes of $2,289 and $2,018, respectively, which consist of state minimum taxes for state taxes that have been paid and settled during the period. The effective tax rate was approximately (0.24%) for the six months ended June 30, 2023, compared to (4.00)% for the year ended December 31, 2022.
Given Abacus' S Corporation status, temporary book and tax differences do not create a deferred tax asset or liability on the balance sheets. Accordingly, an assessment of realizability of any deferred tax asset balances is not relevant.
6.RETIREMENT PLAN
Abacus provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus are eligible to receive employer-matching contributions. Abacus may match contributions to the Plan, up to 4% of compensation. For six months ended June 30, 2023 and year ended December 31, 2022, Abacus made no discretionary contribution to the Plan.

7.RELATED-PARTY TRANSACTIONS
Abacus has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova Funds. For the six months ended June 30, 2023 and year ended December 31, 2022, Abacus originated 72 and 333 policies, respectively, for the Nova Funds with a total value of $96,674,080 and $481,648,010, respectively. For its origination services to the Nova Funds, Abacus earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and nine months ended September 30, 2022, revenue earned, and contracts originated are as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022

Origination fee revenue	$2,952,837	$6,586,922
Commissions and transaction reimbursement revenue	140,960	8,656,885

Total	$3,093,797	$15,243,806

Cost	$11,656,637	$87,143,005
Face value	96,674,080	481,648,010
Total policies	72	333
Average Age	75	75
In addition to the Nova Funds, Abacus also has another affiliated investor that they provide origination services for. Total revenue earned related to the other affiliated investor was $6,838,141 and $2,909,650, of which $6,794,641 and $2,268,150 related to LMA, for the six months ended June 30, 2023 and year ended December 31, 2022, respectively. Total cost of revenue related to the other affiliated investor was $5,020,603 and $2,365,650, of which $5,012,103 and $1,899,150 related to LMA for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. In addition, there is a related party receivable due from LMA related to transaction expenses of $19,246 and $227,555 as of June 30, 2023 and December 31, 2022, respectively, which is included as due from members and affiliates in the accompanying balance sheets.

8. SUBSEQUENT EVENT

On June 30, 2023, Abacus consummated the merger with LMA. Abacus has evaluated its subsequent events through August 14, 2023, the date that the financial statements were issued and determined that there were no events that occurred that required disclosure.

*****
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the Company and have designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As discussed elsewhere in this Form 10-K, we completed the Business Combination on June 30, 2023. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance and Disclosure Interpretations.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weaknesses

We previously identified and disclosed in our Form S-1 filed July 25, 2023, material weaknesses related to certain information technology general controls. More specifically, the material weaknesses related to: members of executive management having access to post to the general ledger; members of finance having inappropriate information technology access to the general ledger; and journal entry users having the ability to post to the general ledger without formal review or approval. The material weaknesses did not result in a misstatement to our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management executed a remediation plan under the oversight of the audit committee related to the material weaknesses, including:

•Implemented a new accounting system in 2023 which limits user access and requires approval of journal entries before posting in our accounting system;
•Performed access privilege review for all system users and critical transactions based on responsibilities considering segregation of duties;
•Limited excess rights and access for all system users; and,
•Engaged new qualified accounting resources and enhanced our accounting, business operations and information technology policies, procedures.

Management completed testing the operating effectiveness of internal controls impacted by our remediation efforts. As a result of the measures described above, the material weaknesses have been remediated as of December 31, 2023.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Proxy Statement under the captions Information Regarding the Board of Directors and Corporate Governance and is incorporated by reference herein.

Item 11. Executive Compensation
The information required by this Item will be included in the Proxy Statement under the captions Executive Compensation and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Company’s Proxy Statement under the caption Certain Relationships and Related Party Transactions and are incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the Company’s Proxy Statement under the caption Ratification of the Selection of Independent Registered Public Accounting Firm and is incorporated by reference herein.

Part IV

Item 15. Exhibit and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 30, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 14, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC, incorporated by reference from the Company’s Form 8-K filed October 14, 2022.

2.3
Second Amendment to Agreement and Plan of Merger, dated as of April 20, 2023, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on April 20, 2023), incorporated by reference from the Company’s Form 8-K filed April 20, 2023.

3.1	Second Amended and Restated Certificate of Incorporation of Abacus Life, Inc., incorporated by reference from the Company’s 8-K filed July 6, 2023.
3.2	Amended and Restated Bylaws of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

4.1	Specimen Common Stock Certificate, incorporated by reference from the Company’s Form S-1 filed July 2, 2020.
4.2	Specimen Warrant Certificate, incorporated by reference from the Company’s Form S-1 filed July 2, 2020.
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

4.10
Unsecured Promissory Note for value of polices received under the SPV Investment Facility, dated as of July 5, 2023, issued to Abacus Investment SPV, LLC, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

4.11	Base Indenture, incorporated by reference from the Company’s Form 8-K filed November 13, 2023.
4.12	Supplemental Indenture, incorporated by reference from the Company’s Form 8-K filed November 13, 2023.
4.13	Form of 9.875% Fixed Rate Senior Notes due 2028 (included in Exhibit 4.12).
4.14	Description of registrant’s securities 2023.
10.1	Warrant Forfeiture Agreement, dated as of June 30, 2023, by and among East Resources Acquisition Company and Sponsor incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.2
Amended and Restated Registration Rights Agreement, dated as of June 30, 2023, by and among the Company, Sponsor, certain equityholders of East Resources Acquisition Company named therein and certain equityholders of the LMA and Legacy Abacus named therein, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

10.3	Letter Agreement, dated as of July 23, 2020, among the Company, its officers and directors and the Sponsor, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.
10.4	Form of Indemnification Agreement, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.5	Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.6	Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.7	Form of Option Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.8	Form of Employment Agreement, incorporated by reference from the Company’s Form S-1 filed July 25, 2023.
10.9.1	Sponsor Support Agreement, dated as of August 30, 2022, by and among the East Resources Acquisition Company, Sponsor, LMA and Legacy Abacus, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.

10.9.2	Amendment No. 1 to the Sponsor Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC and East Sponsor, LLC, incorporated by reference from the Company’s 8-K filed December 29, 2023.
10.10.1	Company Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, LMA, Legacy Abacus and the other parties signatory thereto, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.
10.10.2	Amendment No. 1 to the Company Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC, T. Sean McNealy, K. Scott Kirby, Matthew A, incorporated by reference from the Company’s 8-K filed December 29, 2023.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
21.1	Subsidiaries of the Company, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
23.1	Consent of Grant Thornton LLP
24.1	Power of Attorney (included on the signature page)*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Clawback policy.
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
Item 16. Form 10-K Summary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on March 21, 2024.

ABACUS LIFE, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer

Date: March 21, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay J. Jackson and William H. McCauley, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on our behalf in the capacities and on the date indicated above.

Signature	Title

/s/ Jay Jackson	President and Chief Executive Officer (Principal Executive Officer)
Jay Jackson

/s/ William McCauley	Chief Financial Officer (Principal Accounting and Financial Officer)
William McCauley

/s/ Todd Sean McNealy	Director
Todd Sean McNealy

/s/ Adam Gusky	Director
Adam Gusky

/s/ Karla Radka	Director
Karla Radka

/s/ Cornelis Michiel van Katwijk	Director
Cornelis Michiel van Katwijk

/s/ Thomas W. Corbett, Jr.	Director
Thomas W. Corbett, Jr.

/s/ Mary Beth Schulte	Director
Mary Beth Schulte