Form 10-Q
period 2024-03-31
Abacus Life, Inc.
filed 2024-05-13
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 63,925,316 shares of common stock, $0.0001 par value per share, outstanding as of May 3, 2024.

ABACUS LIFE, INC.

Part I - Financial Information

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,386,512	$25,588,668
Equity securities, at fair value	3,403,897	2,252,891
Accounts receivable	2,520,869	2,149,111
Accounts receivable, related party	215,033	79,509
Due from affiliates	760,364	1,007,528
Prepaid expenses and other current assets	2,037,753	699,127
Total current assets	74,324,428	31,776,834
Property and equipment, net	547,561	400,720
Intangible assets, net	28,048,028	29,623,130
Goodwill	140,287,000	140,287,000
Operating right-of-use assets	2,182,681	1,893,659
Life settlement policies, at cost	1,434,444	1,697,178
Life settlement policies, at fair value	125,488,525	122,296,559
Available-for-sale securities, at fair value	1,145,630	1,105,935
Other investments, at cost	1,650,000	1,650,000
Other assets	1,501,036	998,945
Equity securities, at fair value	110,067	96,107
TOTAL ASSETS	$376,719,400	$331,826,067
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,648,628	$13,029,632
Accrued expenses	707,159	4,354,225
Operating lease liabilities	232,138	118,058
Due to affiliates	5,236	5,236
Due to former members	1,159,712	1,159,712
Contract liabilities, deposits on pending settlements	667,500	507,000
Other current liabilities	3,797,808	3,400,734

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	March 31, 2024 (unaudited)	December 31, 2023
Income taxes payable	1,617,171	751,734
Total current liabilities	23,835,352	23,326,331
Long-term debt, related party	38,794,519	37,653,869
Long-term debt	131,365,988	89,137,013
Operating lease liabilities	2,028,959	1,796,727
Deferred tax liability	9,657,810	9,199,091
Warrant liability	5,696,000	6,642,960
TOTAL LIABILITIES	211,378,628	167,755,991
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 63,776,058 and 63,388,823 shares issued at March 31, 2024 and December 31, 2023, respectively	6,378	6,339
Treasury stock - at cost; 778,766 and 146,650 shares repurchased at March 31, 2024 and December 31, 2023, respectively	(8,807,454)	(1,283,062)
Additional paid-in capital	209,889,362	199,826,278
Accumulated deficit	(36,074,880)	(34,726,135)
Accumulated other comprehensive income	120,323	108,373
Noncontrolling interest	207,043	138,283
Total stockholders' equity	165,340,772	164,070,076
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376,719,400	$331,826,067
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2024	2023
REVENUES:
Portfolio servicing revenue	$217,935	$302,871
Active management revenue	19,796,999	9,970,518
Origination revenue	1,472,250	—
Total revenues	21,487,184	10,273,389
COST OF REVENUES (excluding depreciation and amortization stated below)
Cost of revenue (including stock-based compensation)	2,720,212	489,550
Related party cost of revenue	685	—
Total cost of revenue	2,720,897	489,550
Gross Profit	18,766,287	9,783,839
OPERATING EXPENSES:
Sales and marketing	1,929,944	729,004
General and administrative (including stock-based compensation)	11,353,499	696,892
Loss on change in fair value of debt	2,712,627	953,433
Unrealized gain on investments	(1,164,966)	(125,220)
Depreciation and amortization expense	1,682,054	1,043
Total operating expenses	16,513,158	2,255,152
Operating Income	$2,253,129	$7,528,687
OTHER INCOME (EXPENSE):
Gain on change in fair value of warrant liability	946,960	—
Interest expense	(3,670,445)	(357,383)
Interest income	421,426	7,457
Other expense	(53,028)	(210,432)
Total other (expense)	(2,355,087)	(560,358)
Net (loss) income before provision for income taxes	(101,958)	6,968,329
Income tax expense (benefit)	1,173,513	(656,467)
NET (LOSS) INCOME	(1,275,471)	7,624,796
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	73,274	(460,707)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,348,745)	$8,085,503
(LOSS) EARNINGS PER SHARE:
(Loss) earnings per share - basic and diluted	(0.02)	0.16
Weighted-average stock outstanding—basic and diluted [1]	63,027,246	50,369,350
NET (LOSS) INCOME	(1,275,471)	7,624,796
Other comprehensive income (loss), net of tax or tax benefit:
Change in fair value of debt (risk adjusted)	7,436	(112,313)
Comprehensive (loss) income before non-controlling interests	(1,268,035)	7,512,483

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (CONT.)

	Three Months Ended March 31,
	2024	2023
Net and comprehensive income (loss) attributable to non-controlling interests	68,760	(487,638)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,336,795)	$8,000,121
(1) The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF December 31, 2022 (1)	50,369,350	$5,037	—	$—	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Other Comprehensive Income	—	—	—	—	—	—	(85,382)	(26,931)	(112,313)
Net Income (loss)	—	—	—	—	—	8,085,503	—	(460,707)	7,624,796
BALANCE AS OF March 31, 2023 (1)	50,369,350	$5,037	—	$—	$704,963	$33,572,826	$967,454	$411,900	$35,662,180

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF December 31, 2023	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	(483,451)	—	—	—	(483,451)
Repurchase of common stock	—	—	(632,116)	(7,524,392)	—	—	—	—	(7,524,392)
Stock-based compensation	—	—	—	—	6,093,371	—	—	—	6,093,371
Warrant Conversions	387,235	39	—	—	4,453,164	—	—	—	4,453,203
Other Comprehensive Income	—	—	—	—	—	—	11,950	(4,514)	7,436
Net (loss) income	—	—	—	—	—	(1,348,745)	—	73,274	(1,275,471)
BALANCE AS OF MARCH 31, 2024	63,776,058	$6,378	(778,766)	$(8,807,454)	$209,889,362	$(36,074,880)	$120,323	$207,043	$165,340,772
(1) The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.

See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,275,471)	$7,624,796
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,682,054	1,043
Stock-based compensation	6,093,371	—
Amortization of debt issuance costs	92,750	—
Unrealized gain on investments	(1,164,966)	(125,220)
Unrealized gain on policies	(5,290,554)	(1,192,865)
Loss on change in fair value of debt	2,712,627	953,433
Gain on change in fair value of warrant liability	(946,960)	—
Non-cash interest income on available for sale security	(39,695)	—
Deferred income taxes	456,194	(656,468)
Non-cash interest expense	1,258,266	—
Non-cash lease expense	57,290	192
Changes in operating assets and liabilities:
Accounts receivable	(371,758)	10,448
Accounts receivable, related party	(135,524)	112,477
Prepaid expenses and other current assets	(495,676)	(196,117)
Other assets	(502,091)	(34,371)
Accounts payable	—	14,989,460
Accrued expenses	(3,647,066)	—
Accrued transaction costs	—	397,806
Contract liabilities, deposits on pending settlement	160,500	—
Other current liabilities	397,074	8,757
Income tax payable	865,437	—
Net change in life settlement policies, at fair value	2,098,588	(12,091,256)
Net change in life settlement policies, at cost	262,734	(27,182,930)
Net cash provided (used) in operating activities	2,267,124	(17,380,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(161,787)	—

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Three Months Ended March 31,
	2024	2023
Purchase of intangible assets	(92,006)	—
Purchase of other investments	—	(150,000)
Change in due from affiliates	247,164	(848,337)
Net cash used in investing activities	(6,629)	(998,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt	42,920,873	8,048,159
Payment of discounts and financing costs	(985,934)	—
Repurchase of common stock	(7,524,392)	—
Transaction costs	(483,451)	—
Warrant conversions	3,610,253	—
Due to affiliates	—	322
Net cash provided by financing activities	37,537,349	8,048,481
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,797,844	(10,330,671)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	25,588,668	30,052,823
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$65,386,512	$19,722,152
SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,691,205	$—
Income taxes paid, net of refunds	1,842	—
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The accompanying consolidated financial statements (“Interim Financial Statements”) are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) as contained in the Company’s Annual Report on Form 10-K. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Accordingly, the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”). Refer to Note 2 in the Company’s 2023 Annual Report for the full list of the Company’s significant accounting policies. The details in those notes have not changed, except as discussed in Note 2 to the Interim Financial Statements and as a result of normal adjustments in the interim periods. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our 2023 Annual Report. We also may use certain other terms that are defined within these Interim Financial Statements.
The Interim Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Abacus Life, Inc., (the “Company”) all entities in which the Company has a controlling voting interest (“subsidiaries”), and variable interest entities (“VIEs”) for which the Company is the primary beneficiary, as determined in accordance with consolidation accounting guidance. References in these Interim Financial Statements to net income or loss attributable to common stockholders and stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entity and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
The Interim Financial Statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2024 and 2023, respectively, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, respectively. The consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other period. All references to financial information as of and for the periods ended March 31, 2024, and 2023 in the condensed notes to consolidated financial statements are unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of revenue, life settlement policy valuation, goodwill and intangibles valuation, market-indexed note valuation, and income taxes. The uncertainties in the broader macroeconomic environment have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.

2.SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards—The Company’s management reviews recent accounting standards to determine the impact to the Company’s financial statements. Below we discuss the impact of new accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board’s (“FASB”) to the Interim Financial Statements.
ASU 2023-07—“Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures”, was intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We early adopted ASU 2023-07 in the first quarter of 2024, by including significant segment expenses reviewed by the Company’s CODM. Refer to Note 11, Segment Reporting, for our updated presentation.
ASU 2024-01—”Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. In March 2024, the FASB issued ASU 2024-01 to add an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards (“profits interest awards”) should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied retrospectively, an entity is required to provide the disclosures in paragraphs 250-10-50-1 through 50-3 in the period of adoption. If the amendments are applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
ASU 2024-02—”Codification Improvements—Amendments to Remove References to the Concepts Statements”. In March 2024, the FASB issued ASU 2024-02 to remove references to various FASB Concepts Statements. The Board has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Although early adoption of this ASU is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance), the Company’s management chose to not early adopt this ASU. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
Stock Options—The Company awards stock options (“options”) to purchase the Company’s common stock at the market price of the stock on the grant date. Options generally vest over a period of three years and expire no later than 10 years from the grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying certain assumptions. That fair value is reduced when options are forfeited. The fair value of options, net of forfeitures, is recognized in general and administrative expenses on a straight-line basis over the vesting period.
Concentrations—Two customers accounted for 49% and 35% of active management revenue for the three months ended March 31, 2024. One customer accounted for 32% of active management revenue for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023 zero and two maturities accounted for over 10% of active management revenue, respectively.

3.BUSINESS COMBINATION
On June 30, 2023, LMA acquired Abacus through the Abacus Merger, which was accounted for using the acquisition method of accounting based on a business enterprise value of approximately $165.4 million.
The preliminary purchase price was allocated among the identified assets to be acquired. The primary area of the acquisition accounting that is not yet finalized is our estimate of the impact of acquisition accounting on deferred income taxes. An estimate of deferred income taxes has been recorded in the Company’s books based on information available as of March 31, 2024, which has not changed significantly from our initial recognition on June 30, 2023. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ when final information becomes available. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary values of deferred taxes recorded. We will continue to evaluate this item until it is satisfactorily resolved and adjust our acquisition accounting accordingly, which is up to one year from the acquisition date, as defined by ASC Topic 805, Business Combinations, (“ASC 805”). Transaction costs incurred as a result of the Business Combination were recognized within accumulated deficit on the consolidated balance sheet ending March 31, 2024.
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
Pro Forma Results of Operations
The supplemental unaudited pro forma financial information in the table below summarizes the combined results of operations for the Business Combination as if the Companies were combined for both reporting periods. There were no acquisition-related costs included in the unaudited pro forma results presented below. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

Three Months Ended March 31,
2023
Proforma revenue	$13,294,318
Proforma net income	7,433,278

4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Portfolio servicing revenue:
Related party serving revenue	$185,185	$213,447
Portfolio servicing revenue	32,750	89,424
Total portfolio servicing revenue	217,935	302,871
Active management revenue:
Investment income from life insurance policies
held using the investment method	500,000	8,392,334
Revenue from fee-based services and realized and unrealized gains
from life insurance policies held using the fair value method	19,296,999	1,578,184
Total active management revenue	19,796,999	9,970,518
Origination revenue:
Agent	557,500	$—
Broker	883,250	—
Client direct	31,500	—
Total origination revenue	1,472,250	—
Total revenue	$21,487,184	$10,273,389
Contract Balances—We had no contract assets at March 31, 2024 and December 31, 2023. The balances of contract liabilities arising from originated contracts with customers were as follows:

	March 31, 2024	December 31, 2023
Contract liabilities, deposits on pending settlements	$667,500	$507,000
Total contract liabilities	$667,500	$507,000

Revenue recognized during the first quarter of 2024 that was included in our contract liabilities balance at December 31, 2023 was $507,000, less $347,000 intercompany revenue that was eliminated in consolidation.
5.LIFE SETTLEMENT POLICIES
As of March 31, 2024, the Company held 322 life settlement policies, of which 314 were accounted for using the fair value method and 8 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $506,955,702 as of March 31, 2024, with a corresponding fair value of $125,488,525. The aggregate face value of policies accounted for using the investment method was $30,900,000 as of March 31, 2024, with a corresponding carrying value of $1,434,444.
As of December 31, 2023, the Company held 296 life settlement policies, of which 287 were accounted for under the fair value method and 9 were accounted for using the investment method (cost, plus premiums paid). The aggregate face value of policies held at fair value was $520,503,710 as of December 31, 2023, with a corresponding fair value of $122,296,559. The aggregate face value of policies accounted for using the investment method was $33,900,000 as of December 31, 2023, with a corresponding carrying value of $1,697,178.

At March 31, 2024, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt, for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of March 31, 2024:
Policies Carried at Fair Value—

Remaining Life Expectancy (Years)	Policies	Face Value	Fair Value
0-1	2	$5,283,461	$2,691,760
1-2	7	11,082,062	5,314,074
2-3	18	27,201,580	10,713,554
3-4	40	69,698,534	31,456,621
4-5	31	33,084,969	12,494,075
Thereafter	216	360,605,096	62,818,441
	314	$506,955,702	$125,488,525
Policies accounted for using the investment method—

Remaining Life Expectancy (Years)	Policies	Face Value	Carrying Value
1-2	1	500,000	329,714
2-3	2	1,500,000	458,289
3-4	1	8,000,000	86,859
4-5	2	500,000	325,331
Thereafter	2	20,400,000	234,251
	8	$30,900,000	$1,434,444
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of March 31, 2024, are as follows:

2024 remaining	$66,151
2025	92,883
2026	72,923
2027	50,388
2027	32,736
Thereafter	366,103
Total	$681,184
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

6.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	March 31, 2024	December 31, 2023
Computer equipment	$518,456	$356,939
Furniture and fixtures	91,125	91,125
Leasehold improvements	22,687	22,418
Property and equipment—gross	632,268	470,482
Less: accumulated depreciation	(84,707)	(69,762)
Property and equipment—net	$547,561	$400,720
Depreciation expense for the three months ended March 31, 2024 and 2023, was $14,945 and $1,043, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $140,287,000 was recognized as a result of the Business Combination, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Abacus. This was considered appropriate based on the determination that the Abacus Merger would be accounted for as a business acquisition under ASC 805. The estimates of fair value are based upon preliminary valuation assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Refer to Note 3, Business Combination, for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

	Portfolio Servicing	Active Management	Originations
Goodwill at December 31, 2023	$—	$—	$140,287,000
Additions	—	—	—
Goodwill at March 31, 2024	$—	$—	$140,287,000
Intangible Assets acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Agents	$12,600,000	5 years	Multi-period excess-earnings method
Customer Relationships - Financial Relationships	11,000,000	8 years	Multi-period excess-earnings method
Internally Developed and Used Technology—APA	1,600,000	2 years	Relief from Royalty Method
Internally Developed and Used Technology—Market Place	100,000	3 years	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Non-Compete Agreements	4,000,000	2 years	With or Without Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
	$32,900,000
Intangible assets and related accumulated amortization as of March 31, 2024 are as follows:

Definite Lived Intangible Assets:	Gross Value	Accumulated Amortization	Net Book Value
Customer Relationships - Agents	$12,600,000	$(1,890,000)	$10,710,000
Customer Relationships - Financial Relationships	11,000,000	(1,031,250)	9,968,750
Internally Developed and Used Technology—APA	1,600,000	(600,000)	1,000,000
Internally Developed and Used Technology—Market Place	100,000	(25,000)	75,000
Non-Compete Agreements	4,000,000	(1,500,000)	2,500,000
Balance at March 31, 2024	$29,300,000	$(5,046,250)	$24,253,750
Indefinite Lived Intangible Assets:
Trade Name	900,000	—	900,000
State Insurance Licenses	2,700,000	—	2,700,000
Total Intangible Asset Balance at March 31, 2024	$32,900,000	$(5,046,250)	$27,853,750
Substantially all intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite lived intangible assets was $1,667,109 and $— for the three months ended March 31, 2024 and 2023, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2024 remaining	$5,046,250
2025	5,328,333
2026	3,911,667
2027	3,895,000
2028	2,635,000
Thereafter	3,437,500
Total	$24,253,750
The Company also had other insignificant intangible assets of $194,278 and $87,297, net of related amortization, as of March 31, 2024 and December 31, 2023, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds a convertible promissory note in a separate unrelated insurance technology company. This unrelated insurance technology company is a producer of life expectancy reports. The Company purchases life expectancy reports and uses them as an input into the valuation methodology for policies held at fair value. In November 2021, the Company purchased a $250,000 note and then purchased an additional note in January 2022 for $250,000 as part of the Tranche 5 offering (“Tranche 5 Promissory Note”). On October 3, 2023, the unrelated insurance technology company’ management, their board of directors, as well as the Company’s management approved a change to the Tranche 5 Notes. The terms where changed as follows: a) Promissory Note pays 8% interest per annum (the original interest rate was 6%), b) The Tranche 5 Promissory Note matures on September 30, 2025 (“Maturity Date”) and will be paid in full as to outstanding principal and accrued interest on the Maturity Date unless the Tranche 5 Promissory Note converts prior to the 2025 Maturity Date (the original maturity date was in November 2023), and c) conversion into preferred stock occurs if the technology company engages in an additional equity financing event that yields gross cash proceeds in excess of $5,000,000 (“Next Equity Financing”) (the original conversion trigger was $1,000,000).
In October 2022, the Company purchased an additional convertible promissory note in the same unrelated insurance technology company for $500,000 as part of the Tranche 6 offering (“Tranche 6 Promissory Note” and collectively, the “Convertible Promissory Notes”). The Tranche 6 Promissory Note pays 8% interest per annum and matures September 30, 2024 (“2024 Maturity Date”) and will be paid in full as to outstanding principal and accrued interest on the 2024 Maturity Date unless the Tranche 6 Promissory Note converts prior to the 2024 Maturity Date. Conversion into preferred stock occurs if the technology company engages in an additional equity financing event that yields gross cash proceeds in excess of $5,000,000 (“Next Round Securities”). We evaluated our relationship with the unrelated insurance technology company, including our CEO membership in the unrelated insurance technology company’s board of directors, and determined that the Company does not have control over the unrelated insurance technology company’s decision-making process.
The Company applies the available-for-sale method of accounting for its investment in the Convertible Promissory Note, which is a debt investment. The Convertible Promissory Note does not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Note as a long-term investment. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of March 31, 2024 and December 31, 2023, the Company evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,145,630, which includes accrued accumulated interest income of $145,630, and there was no unrealized gain or loss recorded.
9.OTHER INVESTMENTS AND OTHER NONCURRENT ASSETS
Other Investments, at Cost:
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
On December 21, 2020, the Company purchased 207,476 shares of a separate unrelated insurance technology company’s Series B-1 preferred stock for $500,000 (“Preferred Stock”). The Preferred Stock are convertible into voting common stock of insured consent at the option of the Company. Upon conversion, the Preferred Stock would represent less than 1% control in the technology company.
The Company applies the measurement alternative for its investments in the Seed Units and Preferred Stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three months ended March 31, 2024 and 2023.
Other Assets:
Other Assets—The Company’s other assets are mainly composed of cash deposits in compliance requirements in various states. As of March 31, 2024 and December 31, 2023, the balance of other assets was $1,501,036 and $998,945, respectively.

Equity Securities, at Fair Value:
S&P Options—The Company invested in S&P 500 call options, which were purchased through a broker as an economic hedge related to the market-indexed debt instruments included in the long-term debt note. The value is based on stock owned and quoted market prices in active markets. Changes in fair value are recorded in the unrealized gain on investments line item on the consolidated statements of operations and comprehensive (loss) income. As of March 31, 2024 and December 31, 2023, the value of the S&P 500 options was $3,513,964 and $2,348,998, respectively, recorded in the following accounts on the consolidated balance sheets:

	March 31, 2024	December 31, 2023
Current assets:
Equity securities, at fair value	$3,403,897	$2,252,891
Noncurrent assets:
Equity securities, at fair value	110,067	96,107
Total	$3,513,964	$2,348,998
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VOEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2023 Annual Report, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the three months ended March 31, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $104,415,574 and liabilities of $85,530,346. For the year ended December 31, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $77,132,592 and $65,031,207, respectively. The Company did not deconsolidate any entities during the period ended March 31, 2024, or during the year ended December 31, 2023.
11.SEGMENT REPORTING
Segment Information—The Business Combination that took place on June 30, 2023, where ERES, LMA and Abacus Settlements consummated the combining of the Companies, triggered a re-organization of Abacus Life Inc., where the legacy Abacus Settlements business and legacy LMA business would both operate under Abacus Life, Inc. subsequent to the Business Combination date. Abacus Settlements historically had one operating and reportable segment, Originations. LMA historically had two operating and reportable segments, (1) Portfolio Servicing and (2) Active Management. As the Business Combination did not occur until the last day of the second quarter of 2023, income activity related to Abacus Settlements had not yet been reported by Abacus Life, Inc. as the businesses did not begin operating as a combined Company until July 1, 2023. As such, beginning in the third quarter of 2023, the Company organizes its business into three reportable segments (1) Portfolio Servicing, (2) Active Management, and (3) Originations, which all generate revenue and incur expenses in different manners.
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
The Originations segment generates revenue by originating life insurance policy settlements between investors or buyers, and the sellers, who are often the original policy owner. The policies are purchased from owners or other providers through advisors, brokers or directly through the owner.
The Company’s method for measuring profitability on a reportable segment basis is gross profit. The CODM does not review disaggregated assets by segment. The Company adopted ASU 2023-07 in March 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the CODM. The Company’s CODM periodically reviews cost of revenues by segment and treats it as a significant segment expense.
Revenue related to the Company’s reporting segments is as follows:

	Three Months Ended March 31,
	2024	2023
Portfolio servicing	$217,935	$302,871
Active management	19,796,999	9,970,518
Originations	5,024,204	—
Segment revenue (including inter-segment)	25,039,138	10,273,389
Intersegment elimination	(3,551,954)	—
Total revenue	$21,487,184	$10,273,389
Cost of revenue related to the Company’s reporting segments is as follows:

	Three Months Ended March 31,
	2024	2023
Portfolio servicing	$362,392	$325,114
Active management (including stock-compensation)	958,472	164,436
Originations	4,951,987	—
Total expenses (including inter-segment)	6,272,851	489,550
Intersegment elimination	(3,551,954)	—
Total cost of revenue	$2,720,897	$489,550

Information related to the Company’s reporting segments for the three-month ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Portfolio servicing	$(144,457)	$(22,243)
Active management	18,838,527	9,806,082
Originations	72,217	—
Total gross profit	18,766,287	9,783,839
Sales and marketing	(1,929,944)	(729,004)
General and administrative (including stock-based compensation)	(11,353,499)	(696,892)
Depreciation and amortization expense	(1,682,054)	(1,043)
Other (expense) income	(53,028)	(210,432)
Loss on change in fair value of warrant liability	946,960	—
Interest expense	(3,670,445)	(357,383)
Interest income	421,426	7,457
Gain (Loss) on change in fair value of debt	(2,712,627)	(953,433)
Unrealized (loss) gain on investments	1,164,966	125,220
Provision for income taxes	(1,173,513)	656,467
Net income (loss) attributable to non-controlling interests	(73,274)	460,707
Net income attributable to common stockholders	$(1,348,745)	$8,085,503
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
As of March 31, 2024 and March 31, 2023, our operations are confined to the United States.
12.COMMITMENTS AND CONTINGENCIES
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
Commitment—The Company has entered into a Strategic Services and Expenses Support Agreement (“SSES” or “Expense Support Agreement”) with the Providers in exchange for an option to purchase the outstanding equity ownership of the Providers. Pursuant to the Expense Support Agreement, the Company provides financial support and advice for the expenses of the Providers incurred in connection with their life settlement transactions businesses and the Providers are required to hire a life settlement transactions operations employee of an affiliate of the Company. No later than December 1 of each calendar year, the Company provides a budget for the Providers, in which the Company commits to extend financial support for all operating expenses up to the budgeted amount. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Providers incurred in the ordinary course of business, excluding the premiums paid for the Providers insurance coverages that are allocable to the insurance coverage provided to the Providers, which owns all the outstanding membership interests of the Providers if unrelated to the Providers settlement business.
For the three months ended March 31, 2024 and 2023, Abacus Life, Inc. incurred $—, and $29,721 of expenses related to the Expense Support Agreement, which is included in the Other (expense) line of the consolidated statements of operations and comprehensive (loss) income and have not been reimbursed by the Providers.
13.FAIR VALUE MEASUREMENTS
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

	Fair Value Hierarchy
As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$125,488,525	$125,488,525
Available-for-sale securities, at fair value	—	—	1,145,630	1,145,630
Equity securities, at fair value	3,513,964	—	—	3,513,964
Total assets held at fair value	$3,513,964	$—	$126,634,155	$130,148,119
Liabilities:
Debt maturing within one year	$—	$—	$15,648,628	$15,648,628
Long-term debt	—	—	$73,440,696	$73,440,696
Private placement warrants	—	—	5,696,000	5,696,000
Total liabilities held at fair value:	$—	$—	$94,785,324	$94,785,324

	Fair Value Hierarchy
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$122,296,559	$122,296,559
Available-for-sale securities, at fair value	—	—	1,105,935	1,105,935
Equity securities, at fair value	2,348,998	—	—	2,348,998
Other assets	—	—	—	—
Total assets held at fair value	$2,348,998	$—	$123,402,494	$125,751,492
Liabilities:
Debt maturing within one year	$—	$—	$13,029,632	$13,029,632
Long-term debt	—	—	$55,318,924	$55,318,924
Private placement warrants	—	—	$6,642,960	$6,642,960
Total liabilities held at fair value:	$—	$—	$74,991,516	$74,991,516

Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policies using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
For policies carried at fair value, the valuation based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a blended average discount rate of 20% and 21% for policy valuations at March 31, 2024 and at December 31, 2023, respectively, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements.
For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,434,444 and $1,697,178 at March 31, 2024 and at December 31, 2023, respectively.
Discount Rate Sensitivity—20% was determined to be the weighted average discount rate used to estimate the fair value of policies held by LMA and its investment funds. If the discount rate increased or decreased by two percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2024, would be as follows:

As of March 31, 2024	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$114,667,471	$(10,821,054)
No change	125,488,525
-2%	136,252,710	10,764,185
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of March 31, 2024:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
John Hancock Life Insurance Company (U.S.A.)	26.0%	16.0%	A+
Lincoln National Life Insurance Company	7.0%	10.0%	A

The following table provides a roll forward of the fair value of life insurance policies for the three months-ended March 31, 2024:

Fair value at December 31, 2023	$122,296,559
Policies purchased	40,440,083
Matured/sold policies	(42,538,671)
Realized gain on matured/sold policies	9,478,212
Premiums paid	(2,431,040)
Unrealized gain on held policies	5,290,554
Change in estimated fair value	12,337,726
Realized gain on matured/sold policies	(9,478,212)
Premiums paid	2,431,040
Fair value at March 31, 2024	$125,488,525
Long-Term Debt—See Note 14, Long-Term Debt, for background information on the market-indexed debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.
The total change in fair value of the debt resulted in a loss of $2,702,666. This loss is comprised of $7,436, net of tax, which is included within accumulated other comprehensive income and $4,514 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a loss of $2,712,627 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within loss on change in fair value of debt within the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024.
The following table provides a roll forward of the fair value of the outstanding debt for the three months ended March 31, 2024:

Fair value at December 31, 2023	$68,348,556
Unrealized loss on change in fair value (risk-free)	2,712,627
Unrealized loss on change in fair value (credit-adjusted) included in OCI	(16,007)
Unrealized gain on change in fair value (credit-adjusted) included in equity of NCI	6,046
Change in estimated fair value of debt	2,702,666
Other	$(22,155)
Fair value at March 31, 2024	$89,089,324
Private Placement Warrants—The Company had 8,900,000 Private Placement Warrants outstanding as of March 31, 2024 and December 31, 2023. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private

Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive (loss) income.
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
Equity Securities, at Fair Value: S&P 500 Options—In February 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, purchased and sold S&P 500 call and put options through a broker. The Company purchased and sold additional S&P 500 call options through a broker in September 2022 through their 100% owned and fully consolidated subsidiaries LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1.2026, Inc. The options are exchange traded, and fair value is determined using Level 1 inputs of quoted market prices as of the consolidated balance sheets dates. Changes in fair value are classified as unrealized (gain)/loss on investments within the consolidated statements of operations and comprehensive (loss) income.
Available-for-Sale Investment—The Convertible Promissory Note is classified as an available-for-sale security. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. The Company initially purchased a convertible promissory note from the issuer in 2022 and then on January 7, 2022, the Company purchased an additional $250,000 convertible promissory note from the same issuer and then an additional $500,000 in October 2022. As of March 31, 2024 and December 31, 2023, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $1,145,630 and $1,105,935, respectively.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, and due to affiliates approximates fair value due to the short-term nature of their maturities.

14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	March 31, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATT Series 2024, Inc.	$10,031,919	$11,221,852	$9,124,944	$9,477,780
LMATT Growth Series 2.2024, Inc.	3,331,744	4,426,776	2,981,480	3,551,852
LMATT Growth & Income Series 1.2026, Inc	542,618	631,377	492,582	569,862
Secured borrowing:
LMA Income Series, LP	22,485,826	22,485,826	22,368,209	22,368,209
LMA Income Series II, LP	50,323,493	50,323,493	32,380,852	32,380,852
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	60,650,000	60,650,000	35,650,000	35,650,000
SPV Purchase and Sale Note	27,341,832	27,341,832	26,538,004	26,538,004
Sponsor PIK Note	11,452,687	11,452,687	11,115,865	11,115,865
Deferred issuance costs and discounts	(2,724,708)	(2,724,708)	(1,831,910)	(1,831,910)
Total debt	$183,435,411	$185,809,135	$138,820,026	$139,820,514
Less current portion of
long-term debt	$(13,363,663)	$(15,648,628)	$(11,440,236)	$(13,029,632)
Total long-term debt	$170,071,748	$170,160,507	$127,379,790	$126,790,882
Fixed Rate Senior Unsecured Notes
On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“Fixed Unsecured Notes”). The net proceeds after related debt issue costs, were used by the Company to repay the Owl Rock Credit Facility and for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.
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
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note at the end of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of March 31, 2024, $8,816,900 of the principal amount remained outstanding of which $200,000 is owed to LMA. LMA’s investment is eliminated in consolidation.

The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of March 31, 2024 and December 31, 2023, the fair value of the LMATT Series 2024, Inc. notes was $11,221,852 and $9,477,780, respectively.
The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 call options, and life settlement policies totaling $12,413,273 as of March 31, 2024. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMATT Growth Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in July of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. As of March 31, 2024, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of March 31, 2024 and December 31, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $4,426,776 and $3,551,852, respectively.
The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 call options, and life settlement policies totaling $3,903,470 as of March 31, 2024. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in July of 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes a 4% dividend feature that will be paid annually. As of March 31, 2024, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of March 31, 2024 and December 31, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $631,377 and 569,862, respectively.
The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 call options, and life settlement policies totaling $515,297 as of March 31,

2024. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three months ended March 31, 2024.
The private placement offerings proceeds are used to acquire and actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
Dividends paid and accrued are included in interest expense. The excess dividend returns will not be paid by LMA Income Series, LP until termination, are considered non-cash interest expense, and are included in the principal balance outstanding. As of March 31, 2024 and December 31, 2023, $596,381 and $478,765 in non-cash interest expense was added to the outstanding principal balance, respectively.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of March 31, 2024 and December 31, 2023, the fair value of the secured borrowing was $22,485,826 and $22,368,209, respectively.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners received annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.75%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three months ended March 31, 2024.

The private placement offerings proceeds are used to acquire and actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
During the first quarter of 2024, LMA Income Series II, GP, LLC through the LMA Income Series II, LP admitted additional limited partners into the fund. The additional limited partnership interests amounted to $17,942,641 as of March 31, 2024. LMA Income Series II, GP plans to continue admitting new limited partners. In addition to new partnership interests, an amendment to the limited partnership was signed to add redemption opportunities for limited partners and extend the maturity date of the fund. The first redemption date is March 31, 2026, but limited partners can elect to stay in the fund at the same terms. If a limited partners elect to stay invested, the next redemption date would be June 30, 2027 with a final maturity date of December 31, 2028. Along with these redemption windows, the amendment also increased the Preferred Return Amount by fifty basis points annually across all tiers. The amendment will become effective April 01, 2024.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of March 31, 2024 and December 31, 2023, the fair value of the secured borrowing was $50,323,493 and $32,380,852, respectively.
Sponsor PIK Note
On the June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.00% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of March 31, 2024 and December 31, 2023, $981,039 and $644,217 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
SPV Purchase and Sale Note
On July 5, 2023, the Company entered into an Asset Purchase Agreement (the “Policy APA”) to acquire certain insurance policies with an aggregate fair market value of $10,000,000 from Abacus Investment SPV, LLC, a Delaware limited liability company (“SPV”), in exchange for a payable obligation owed by the Company to SPV (such acquisition transaction under the Policy APA, the “SPV Purchase and Sale”). SPV is jointly owned by the Sponsor and former members of LMA and Abacus.
SPV extended an additional principal amount of $15,000,000 bringing the total SPV Purchase and Sale Note to $25,000,000. The Company is able to borrow additional funds from SPV. The interest accrues at a rate of 12% per year, payable quarterly, all of which is to be paid in-kind by the Company by increasing the principal amount of the SPV Purchase and Sale Note on each interest payment date and is not required to be paid until maturity on July 5, 2026, three years after the closing of the SPV Purchase and Sale Note, subject to two automatic extensions of one-year each without any amendment of the relevant documentation.

As of March 31, 2024 and December 31, 2023, $2,341,832 and $1,538,004 in non-cash interest expense was added to the outstanding principal balance, respectively.
The following table shows scheduled principal payments by year for our long-term debt as of March 31, 2024:

	Payments (without fair value adjustments) by Year
	2024 remaining	2025	2026	2027	2028	Thereafter	Total
Market-indexed notes:
LMATT Series 2024, Inc.	$10,031,919	$—	$—	$—	$—	$—	$10,031,919
LMATT Series 2.2024, Inc.	3,331,744	—	—	—	—	—	3,331,744
LMATT Growth & Income Series 1.2026, Inc.	—	—	542,618	—	—	—	542,618
Secured borrowing:
LMA Income Series, LP	—	22,485,826	—	—	—	—	22,485,826
LMA Income Series II, LP	—	—	50,323,493	—	—	—	50,323,493
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	—	—	—	—	60,650,000	—	60,650,000
SPV Purchase and Sale Note	—	—	27,341,832	—	—	—	27,341,832
Sponsor PIK Note	—	—	—	—	11,452,687	—	11,452,687
	$13,363,663	$22,485,826	$78,207,943	$—	$72,102,687	$—	$186,160,119

15.STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2024, there were 63,776,058 shares of common stock issued, of which 62,997,292 are outstanding and 778,766 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, 0.0001 par value per share, issued to legacy LMA’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to legacy LMA common stock prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 0.8 established in the Business Combination. As of December 31, 2023, this resulted in 63,388,823 shares of common stock issued and outstanding.
Public Warrants
As of March 31, 2024, the Company had 16,862,749 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire five years from the purchase date for July

27, 2020 or August 25, 2020, the dates of the initial public offering and over-allotment, respectively, by the Sponsor, or earlier upon redemption or liquidation.
Redemption of Warrants for Cash - The Company may redeem the outstanding Public Warrants for cash:
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
Redemption of Warrants for Shares of Class A Common Stock - The Company may redeem the outstanding warrants for shares of Class A common stock:
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
The Company accounts for the Public Warrants as equity instruments. The Company estimated that the fair value of the warrants upon the Business Combination is approximately $4.73 million, or $0.274 per Public Warrant, using the binomial lattice model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) risk-free interest rate of 4.09%, (2) term to expiration of 5.00 years, (3) exercise price of $11.50 and (4) stock price of $10.03. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity on June 30, 2023.
On January 18, 2024, the Company’s share price reached the warrant exercise price of $11.50. Certain public warrant holders redeemed their warrants for the Company’s common stock. As of March 31, 2024, the Company received $3,610,253 and has a receivable of $842,950 recorded in prepaid expense and other current assets in our consolidated balance sheets from 387,235 exercised public warrants.
Stock Repurchase Program
On December 11, 2023, our board of directors authorized a stock repurchase program under which the Company may purchase shares of our common stock for an aggregate purchase price not to exceed $15,000,000 over a period of up to 18 months. Stock repurchases may be made through open market transactions, block trades, accelerated stock repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of stock repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any stock under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future. Acquired shares of our common stock are held as treasury stock carried at cost in our consolidated financial statements. In connection with the repurchase program, the Company is authorized to adopt one of more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of March 31, 2024, $6,192,546 remained available for repurchase under the authorization approved by the Company’s board of directors. The authorization for the stock repurchase program may be suspended, terminated, increased or decreased by our board of directors at any time without prior notice.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	146,650	$1,283,062	$8.82
January 1, 2024 to January 31, 2024	316,800	3,664,552	$11.61
February 1, 2024 to February 29, 2024	200,916	2,480,383	$12.35
March 1, 2024 to March 31, 2024	114,400	1,379,457	$12.06
As of March 31, 2024	778,766	$8,807,454	$11.50
16.STOCK- BASED COMPENSATION
Long-term Incentive Plan:
In October of 2023, the Compensation Committee approved the issuance of 2,468,500 restricted stock units (“RSUs”) to executives, employees and directors as part of the Company’s 2023 Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan”). This plan provides for equity-based awards, including restricted stock units, performance stock units (“PSU”), stock options and unrestricted shares of common stock, may be granted to officers, key employees and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Equity Plan. The expense associated with these awards will be based on the fair value of the stock as of the grant date, where the Company will elect to straight line recognition over the vesting period, which is three years.
Under the approved Long-term Incentive Plan, generally, each RSU entitles the unit holder to one share of common stock when the restriction expires. RSUs have service conditions associated with them that range from one to three years. In our plan, subject to continuous employment, 10% of the Initial Annual Award will vest at 12 months following the date of grant and 90% of the Initial Annual Award will vest at 36 months following the date of the grant. For certain employees, a minimum of 10% of the Initial Annual Award will vest if termination by the Employer without cause or by the executive for good reason occurs within the first 12 months of the grant. For employees that were part of the Company at the time of the Merger, the vesting periods are 9 months for the 10% and 33 months for the 90% of the Initial Annual Awards. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of Class A common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur.
In February 2024, the Compensation Committee approved the issuance of 108,000 RSUs and 345,263 stock options to certain executives under the Company’s Long-Term Incentive Plan (collectively the “February 2024 Awards”). These RSUs will vest equally over three years from the grant date. The stock options expire after ten years and vest equally over three years from the grant date. The expense associated with these awards will be based on the fair value of the stock or the stock options as of the grant date over the vesting period on a straight-line basis.
After the issuance of the February 2024 Awards, 243,228 shares of common stock remained available for issuance of the 3,164,991 shares that were authorized for issuance under the Long-term Incentive Plan.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of March 31, 2024 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2023	2,429,500	$6.16
Granted	108,000	$12.37
Vested	—	$—
Forfeited	—	$—
Restricted stock units, unvested, March 31, 2024	2,537,500	$6.42
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

2024
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2023	—	$—
Granted	345,263	$3.91
Exercised	—	$—
Expired or cancelled	—	$—
Options exercisable, March 31, 2024	345,263	$3.91
Compensation costs recognized for RSUs and stock options were $1,509,739 and $— for the three months ended March 31, 2024 and 2023, respectively. $322,607 and $1,187,132 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income, respectively. As of March 31, 2024, there was approximately $14,781,400 of unrecognized compensation costs related to RSUs and options which the Company expects to recognize over the next 2.8 years.
CEO Restriction Agreement:
As part of the Merger, the Chief Executive Officer (“CEO”) entered into a Restriction Agreement with the Company that provides terms for the CEO’s ownership interest grant that were assigned to him from the three original founders of Abacus Settlements. As of the Closing Date of the Merger on June 30, 2023, the CEO received 4,569,922 shares of Restricted Stock.
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

CEO Stock-based compensation expense is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$4,583,632	$—
Restricted Stock activity relative to the CEO for the three months ended March 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,569,922	$10.03
Granted	—	0
Vested	—	0
Forfeited	—	0
Outstanding at March 31, 2024	4,569,922	$10.03
As of March 31, 2024, unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO was $32,085,422 with a remaining contractual life of 1.8 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee compensation and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended March 31, 2024 and 2023, the Company recognized expenses related to the 401(k) Plan amounting to $108,816 and $12,240, respectively. For the three months ended March 31, 2024 and 2023, the Company did not make discretionary contributions.
18.INCOME TAXES
Before June 30, 2023 the date of the Merger, LMA and Abacus had elected to file as S corporation for Federal and state income tax purposes, as such, neither LMA nor Abacus incurred Federal or state income taxes, except for income taxes related to LMA’s consolidated variable interest entities (VIE) and subsidiaries which are taxable C corporations. These VIEs and subsidiaries include LMATT Series 2024, Inc., the wholly owned subsidiary of LMX, which is consolidated into LMA as a VIE, as well as LMATT Growth Series 2.2024, Inc., a wholly owned subsidiary of LMATT Growth Series, Inc., and LMATTS Growth and Income Series 1.2026, Inc., a wholly owned subsidiary of LMATT Growth and Income Series, Inc., all of which are 100% owned subsidiaries and fully consolidated. Accordingly, the provision for income taxes was attributable to amounts for LMATT Series 2024, Inc, LMATT Growth Series, Inc. and LMATT Growth and Income Series, Inc. After the Merger, both LMA and Abacus are considered disregarded entities of the Company, a C corporation for Federal and state income tax purposes.
For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes (benefit) of $1,173,513 and $(656,467), respectively. The effective tax rate is 1151.0% for the three months ended March 31, 2024 primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m) and the impact of the VIEs. The effective rate for the three months ended March 31, 2023 was (9.4)% due to the impact of the VIEs.

The Company did not have any unrecognized tax benefits relating to uncertain tax positions at March 31, 2024, and December 31, 2023, and did not recognize any interest or penalties related to uncertain tax positions at March 31, 2024, and December 31, 2023. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive (loss) income during 2024.
19.RELATED-PARTY TRANSACTIONS
As of March 31, 2024 and December 31, 2023, $5,236 and $5,236, respectively, were due to affiliates as well as distributions to the former members of 1,159,712 as a part of the Business Combination as of March 31, 2024. As of March 31, 2024 and December 31, 2023, $760,364 and $1,007,528, respectively, was due from affiliates. The majority of the due from affiliate amount as of December 31, 2023 represents transaction costs incurred by the Company related to the planned business combination in which ERES had committed to reimburse the Company upon the consummation of the merger.
The SPV Purchase and Sale Note of $27,341,832 is a related party transaction given the transfer of cash and policies between the Company and the SPV, which is jointly owned by the Sponsor and former members of LMA and Abacus. The Sponsor PIK Note for $11,452,687 is also recorded as a related party transaction given the relationship between the Sponsor and the Company.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company earns service revenue related to policy and administrative services on behalf of the Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $185,185 and $213,447 in service revenue related to the Nova Funds for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, and December 31, 2023, there were $215,033 and $79,509, respectively, owed by the Nova Funds, which are included as related-party receivables in the consolidated balance sheets.
After the Merger, the Company also originates policies for the Nova Funds. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For the three months ended March 31, 2024 and 2023 the Company did not earn any related party origination revenue from the Nova Funds. A summary of origination transactions with the Nova Funds is presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost	$685	$—
20.LEASES
During 2023, the Company amended the lease with the lessor to swap office spaces, increase square footage, and extend the lease term from July 31, 2023 to December 31 2029. The Company applied the lease modification guidance to account for the amendment to the lease. The commencement date for the amended lease was December 8, 2023, the date the lessor allowed the Company to take possession of the space. The amended lease provided for a leasehold improvement allowance, a monthly lease abatement from August to December 2024, and an option terminate. The Company remeasured the ROU assets and the lease liabilities as of the commencement date.
The Company determined that the termination option is not reasonably certain of exercise based on an evaluation of the contract, the termination fee, market and asset-based factors, and therefore does not exclude periods covered by the termination option.
In February 2024, the Company added additional office space to the existing lease via an amendment. This amendment did not significantly change the overall terms of the amendment signed in 2023 and as a result was treated as a lease modification. The modification increased our right of use asset and liability by $359,352.
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Assets:
Operating lease right-of-use assets	$2,182,681	$1,893,659
Liabilities:
Operating lease liability, current	232,138	118,058
Operating lease liability, non-current	2,028,959	1,796,727
Total lease liability	$2,261,097	$1,914,785
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$121,833	$12,471
Variable lease cost	20,769	1,221
Total lease cost	$142,602	$13,692
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of the lease liability
Operating cash flows from operating leases	$85,314	$12,279
ROU assets obtained in exchange for new lease liabilities	359,352	—

The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Three Months Ended March 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.76	1.34
Weighted-average discount rate	9.67%	3.36%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at March 31, 2024 are as follows:

Operating leases
Remaining of 2024	$95,359
2025	553,953
2026	570,602
2027	587,694
2028	605,268
Thereafter	623,490
Total operating lease payments (undiscounted)	3,036,366
Less: Imputed interest	(775,269)
Lease liability as of March 31, 2024	$2,261,097
21.(LOSS) EARNINGS PER SHARE
Basic (loss) or earnings per share represents net loss or income attributable to ordinary stockholders divided by the weighted average number of common stock outstanding during the reported period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted (loss) or earnings per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings or loss per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.
The shares issuable upon exercise of the Public Warrants or Private Warrants will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to common stockholders for basic and diluted (loss) earnings per share	$(1,348,745)	$8,085,503

Weighted-average common shares outstanding for basic and diluted (loss) earnings per share	63,027,246	50,369,350
(Loss) earnings per share:
Basic and diluted (loss) earnings per share	$(0.02)	$0.16
22.SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued.
Proposed Public Offering of Common Stock
On May 10, 2024, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed public offering of its common stock. The number of shares of common stock to be sold and the price range for the proposed offering have not yet been determined. The Company intends to commence the public offering following completion of the SEC review process, subject to market and other conditions.

*****

ABACUS SETTLEMENTS, LLC

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31,
2023
Origination revenue	$1,563,650
Related party revenue	4,736,336
Total revenue	6,299,986
Cost of revenue	1,229,616
Related party cost of revenue	3,165,707
Total cost of revenue	4,395,323
Gross Profit	1,904,663
OPERATING EXPENSES:
General and administrative expenses	2,551,003
Depreciation	3,036
Total operating expenses	2,554,039
Loss from operations	(649,376)
OTHER INCOME (EXPENSE)
Interest income	724
Interest (expense)	(5,862)
Total other (expense)	(5,138)
Loss before provision for income taxes	(654,514)
Provision for income taxes	2,289
NET LOSS AND COMPREHENSIVE LOSS	(656,803)
WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET LOSS PER UNIT:
Basic and diluted	400
NET LOSS PER UNIT:
Basic and diluted loss per unit	$(1,642.01)
See accompanying condensed notes to unaudited financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Common Units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2022	400	$4,000	$80,000	$1,927,137	2,011,137
Net loss	—	—	—	(656,803)	(656,803)
Distributions	—	—	—	—	—
BALANCE—March 31, 2023	400	$4,000	$80,000	$1,270,334	$1,354,334
See accompanying condensed notes to unaudited financial statements.

ABACUS SETTLEMENTS, LLC

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,
2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(656,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,647
Amortization expense	20,139
Amortization of deferred financing fees	5,869
Non-cash lease expense	815
Changes in operating assets and liabilities:
Related party receivables	(251,481)
Other receivables	122,446
Prepaid expenses	(306,165)
Other current assets	(6,561)
Accrued payroll and other expenses	(28,568)
Contract liability—deposits on pending settlements	354,500
Accounts payable	(36,750)
Net cash used in operating activities	(773,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,590)
Due from members and affiliates	(24,938)
Net cash used in investing activities	(70,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)
Net cash used in financing activities	(1,411)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(845,851)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,458,740
End of period	$612,889
See accompanying condensed notes to unaudited financial statements.

ABACUS SETTLEMENTS, LLC
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

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
Abacus is not an insurance company, and therefore Abacus does not underwrite insurable risks for its own account. On June 30, 2023 Abacus was acquired by LMA.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).
Unaudited Financial Statements—The financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of Abacus’ financial position as of March 31, 2023, and the results of its operations and comprehensive loss and cash flows for the three months ended March 31, 2023.
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
Concentrations—All of Abacus’ revenues are derived from life settlement transactions in which Abacus represents Financing Entities that purchased existing life insurance policies. One financing entity, a company in which the Abacus’ members own interests, represented 24% of Abacus’ revenues in the three months ended March 31, 2023. Abacus originates policies through three different channels: Direct to Consumer, Agent, and Broker. No single broker represented the sellers for over 10% of Abacus’ life settlement commission expense during the period three months ended March 31, 2023. Abacus maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. Abacus periodically assesses the financial condition of the institution and believes that the risk of loss is minimal.
Advertising—All advertising expenditures incurred by Abacus are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying statements of operations and comprehensive loss. Advertising expense $374,371 for three months ended March 31, 2023.
3.SEGMENT REPORTING
Operating as a centrally led life insurance policy intermediary, Abacus’ president and chief executive officer is the chief operating decision maker who allocates resources and assesses financial performance based on financial information presented for Abacus as a whole. As a result of this management approach, Abacus is organized as a single operating segment.
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of Abacus’ revenue by major sources for three months ended March 31, 2023:

Three Months Ended March 31,
2023
Agent	$3,808,614
Broker	1,866,474
Client direct	624,898
Total	$6,299,986
5.INCOME TAXES
Since Abacus elected to file as an S corporation for federal and State income tax purposes, Abacus incurred no federal or state income taxes. Accordingly, provision for income taxes is attributable to minimum state tax payments that are due regardless of their S corporation status and income position.
For the three months ended March 31, 2023, Abacus recorded provision for income taxes of $2,289. which consist of state minimum taxes for state taxes that have been paid and settled during the period. The effective tax rate was approximately (0.35)% for the three months ended March 31, 2023.
Given Abacus' S Corporation status, temporary book and tax differences do not create a deferred tax asset or liability on the balance sheets. Accordingly, an assessment of realizability of any deferred tax asset balances is not relevant.
6.RETIREMENT PLAN
Abacus provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus are eligible to receive employer-matching contributions. Abacus may match contributions to the Plan, up to 4% of compensation. For the three months ended March 31, 2023, Abacus made no discretionary contribution to the Plan.

7.RELATED-PARTY TRANSACTIONS
Abacus has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova Funds. For the three months ended March 31, 2023, Abacus originated 34 policies, respectively, for the Nova Funds with a total value of $39,985,400, respectively. For its origination services to the Nova Funds, Abacus earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For three months ended March 31, 2023, revenue earned, and contracts originated are as follows:

Three Months Ended March 31,
2023
Origination fee revenue	$1,448,305
Transaction reimbursement revenue	65,628
Total	$1,513,933

Cost	$6,366,133
Face value	39,985,400
Total policies	34
Average Age	75
In addition to the Nova Funds, Abacus also has another affiliated investor that they provide origination services for. Total revenue earned related to the other affiliated investors was $3,222,402, of which $2,885,902 related to LMA for the three months ended March 31, 2023. Total cost of sales related to the other affiliated investor was $2,397,402, of which $2,115,902 related to LMA for three months ended March 31, 2023. In addition, there is a related party receivable due from LMA related to transaction expenses of $25,607 as of March 31, 2023, respectively.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ABACUS LIFE, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement and in our 2023 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Life, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Life, Inc.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Company’s financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K.
Overview
The Company is composed of two principal operating subsidiaries. Abacus and LMA comprise a leading vertically integrated alternative asset manager specializing in investing in inforce life insurance products throughout the lifecycle of a life insurance policy. As an alternative asset manager, the Company focuses on originating, holding and servicing life insurance policies. The Company purchases life insurance policies from consumers seeking liquidity and actively manages those policies over time (via trading, holding and/or servicing).
As one of the leading buyers of life insurance policies in the U.S., we sit at the heart of the life settlements industry. We leverage our strong market position, highly efficient origination platform, and proprietary technology to drive our revenue and profitability. The Company and its executive team have deep experience in the life settlement industry. Using this experience, the Company has established policies and guidelines with respect to its purchase of universal life, whole life and convertible term life insurance policies. Currently, the Company principally invests in non-variable universal life insurance policies, with most of the insurance policies, measured by face value, acquired by the Company being non-variable universal life policies, but may invest in whole life or convertible term life insurance policies in the future. These guidelines focus on the age of the insured, whether the insured is a man or a woman, the duration of the underlying life insurance policy, the expected mortality risk of the underlying life insurance policy, the projected internal rate of return of the investment in the underlying life insurance policy, and the amount of the death benefit of the underlying life insurance policy. The Company excludes making investments in life insurance policies based on certain types of the primary health impairment associated with the underlying insured to ensure that all policies are purchased in accordance with established industry standards and state law requirements. The Company’s guidelines are designed to allow the Company to target the life insurance policies that it believes have the most upside potential to generate attractive risk-adjusted returns to the Company through either its hold or trade portfolio. Our policy origination process first locates policies and screens them for eligibility for a life settlement. This process includes verifying that the policy is in force, obtaining consents and disclosures and submitting cases for life expectancy estimates, which is a process known as origination services. We generate fees on the policies we originate, which are sourced from three channels: (i) a large and growing network of financial advisors and agents, (ii) an on-going direct-to-consumer marketing campaign and (iii) a number of traditional life settlements intermediaries that submit policies to us on behalf of an advisor or client. Once identified, we utilize our proprietary “heat-map” technology platform to determine the initial risk and viability of policies. Thereafter, a purchased policy is “actively managed,” whereby we consistently monitor the policy risk to optimize revenue by choosing to either (x) trade the policy to a third-party institutional investor (i.e., receive a trade spread) or (y) hold the policy over time (i.e., pay premiums and receive payout). Additionally, we service policies on behalf of third parties for which we receive fees as a percentage of the value of the policies. Our multi-faceted revenue model is made possible by sitting at the heart of the entire life settlements industry.
The Company, through its LMA subsidiary, directly acquires life insurance policies in a mutual beneficial transaction for both us and the underlying insured. With meaningful support from our proprietary risk rating heat map, we consistently evaluate policies (at origination and throughout the lifecycle) to generate essentially uncorrelated risk adjusted returns. Upon acquiring a policy, we have the option to either (i) trade that policy to a third-party institutional investor (i.e., generating a spread on each trade) or (ii) hold that policy on our balance sheet until maturity (i.e., paying the premiums over time and receiving the final claim / payout). Additionally, LMA provides fee-based services to identify tranches of policies available for sale, values the policies and negotiates terms with other institutional asset managers and insurance carriers. LMA is paid a fee by the acquiring institutional asset manager. These processes are categorized as “Active management revenue.”
The Company, through its LMA subsidiary, provides a wide range of services to owners and purchasers of life settlements assets (i.e., acquired policies). More specifically, the Company provides consulting, valuation, actuarial services, and performs administrative work involved in keeping a policy in force and at the premium level most advantageous to the owner. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for large institutional life settlement funds. We generate revenue on these services by charging a base servicing fee of approximately 0.5% of total asset value of the portfolio or flat rate per policy. We categorize this revenue as “Servicing” or “Portfolio servicing revenue.”
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
Abacus conducts business in 49 states and the District of Columbia, except Alaska and there are no current plans to procure a license in Alaska. The company holds viatical settlement and or life settlement provider licenses in 43 of those jurisdictions. Abacus also conducts business in seven (7) jurisdictions which do not currently have life and or viatical settlement provider licensing requirements.
Critical Accounting Policies and Estimates
The Company prepared its consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them other than any new policies described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, to our condensed notes to consolidated financial statements.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, to our condensed notes to consolidated financial statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
Performance Measures
NM = Not meaningful.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended March 31,
	2024	2023
Portfolio servicing revenue
Related party servicing revenue	$185,185	$213,447
Portfolio servicing revenue	32,750	89,424
Total portfolio servicing revenue	217,935	302,871
Active management revenue	19,796,999	9,970,518
Origination revenue	1,472,250	—
Total origination revenue	1,472,250	—
Total revenues	21,487,184	10,273,389
Cost of revenue (excluding depreciation and amortization stated below)
Cost of revenue (including stock-based compensation)	2,720,212	489,550
Related party cost of revenue	685	—
Total cost of revenue	2,720,897	489,550
Gross profit	18,766,287	9,783,839
Operating expenses
Sales and marketing	1,929,944	729,004
General and administrative (including stock-based compensation)	11,353,499	696,892
Unrealized gain on investments	(1,164,966)	(125,220)
Loss on change in fair value of debt	2,712,627	953,433
Depreciation and amortization expense	1,682,054	1,043
Total operating expenses	16,513,158	2,255,152
Operating income	2,253,129	7,528,687
Other income (expense)
Gain on change in fair value of warrant liability	946,960	—
Other expense	(53,028)	(210,432)
Interest expense	(3,670,445)	(357,383)
Interest income	421,426	7,457
Net (loss) income before provision for income taxes	(101,958)	6,968,329
Income tax expense (benefit)	1,173,513	(656,467)
NET (LOSS) INCOME	(1,275,471)	7,624,796

	Three Months Ended March 31,
	2024	2023
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	73,274	(460,707)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,348,745)	$8,085,503
Revenue
Related Party Services

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Related party servicing revenue	$185,185	$213,447	$(28,262)	(13.2)%
Related party servicing revenue decreased by $28,262, or 13.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is mainly due to a decrease in policies serviced for the Nova Funds.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Portfolio servicing revenue	$32,750	$89,424	$(56,674)	(63.4)%
Portfolio servicing revenue decreased by $56,674 or 63.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is mainly due to non-recurring consulting projects not reoccurring.
Active management revenue

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Active management revenue	$19,796,999	$9,970,518	$9,826,481	98.6%
Total active management revenue increased by $9,826,481, or 98.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is mainly due to a net increase of $10,759,542 related to policies accounted for under the fair value method (comprised of $8,876,956 realized gains, $4,097,689 unrealized gains and offset by $(2,215,003) in premiums paid) and $6,959,273 fee-based revenue, offset by a decrease of $(7,892,334) in trading activity related to policies accounted for under the investment method.
The aggregate face value of policies accounted for using the investment method is $30,900,000 as of March 31, 2024, with a corresponding carrying value of $1,434,444. Additional information regarding policies accounted for under the investment method is as follows:

	Three Months Ended March 31,
	2024	2023
Investment method:
Policies bought	—	86
Policies sold	—	39
Policies matured	1	2
Average realized gain (loss) on policies sold	44.1%	15.3%
Number of external counter parties that purchased policies	—	4
Realized gains	$220,256	$8,392,334
Revenue from maturities	$500,000	$4,000,000
The aggregate face value of policies held at fair value is $506,955,702 as of March 31, 2024 with a corresponding fair value of $125,488,525. Additional information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended March 31,
	2024	2023
Fair Value Method:
Policies bought	122	15
Policies sold	93	2
Policies matured	2	0
Average realized gain (loss) on policies sold	16.0%	8.4%
Number of external counter parties that purchased policies	8	2
Realized gains, net of premiums paid	$7,047,172	$796,361
Revenue from maturities	$201,006	$—
Origination Revenue

The Company did not generate related party origination revenue from Nova Funds for the three months ended March 31, 2024 and three months ended March 31, 2023. The related party origination revenue is related to Abacus, which was acquired on June 30, 2023.

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Origination Revenue	$1,472,250	$—	$1,472,250	NM
Origination Revenue increased to $1,472,250 from $—, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The origination revenue is related to Abacus, which was acquired on June 30, 2023.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$2,720,212	$489,550	$2,230,662	455.7%

Cost of revenues (excluding depreciation and amortization) increased by $2,230,662, or 455.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in cost of revenues is primarily due to increase in payroll expense related to growth in active management activity, $1,400,033 increase of commissions for origination activity related to the increase in insurance policy purchase activity during 2024, and $322,607 non-cash stock-based compensation expense.
Related party cost of revenue of $685 is associated with third party commission expense for related party origination activity, which is now included within the consolidated financial statements for the Company subsequent to the acquisition of Abacus that took place on June 30, 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gross profit	$18,766,287	$9,783,839	$8,982,448	91.8%
Gross profit increased by $8,982,448, or 91.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in gross profit is primarily due to an increase in active management revenue.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Sales and marketing expenses	$1,929,944	$729,004	$1,200,940	164.7%
Sales and marketing expenses increased by $1,200,940 or 164.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily related to an increase in advertising costs to support our active management growth strategy.
General, Administrative, and Other

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
General and administrative (including stock-based compensation)	$11,353,499	$696,892	$10,656,607	1,529.2%
General, administrative, and other increased by $10,656,607, or 1,529.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in general, administrative, and other expenses is primarily related to non-cash stock based compensation expense of $5,770,764, payroll expense of $2,893,723, accounting and auditing fees of $618,560 legal and professional fees of $98,332, and an increase in other expenses general and administrative expenses of $1,275,228 to support the Company’s public company compliance costs post the Merger.
Depreciation and amortization expense

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Depreciation and amortization	$1,682,054	$1,043	$1,681,011	161,170.8%

The increase of $1,681,011, or 161,170.8%, in depreciation and amortization expense is related to the amortization of acquired Abacus intangible assets.
Unrealized Loss (Gain) on Investments

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Unrealized gain on investments	$1,164,966	$125,220	$1,039,746	830.3%
Unrealized gain on investments increased by $1,039,746 or 830.3% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The primary cause of this increase pertains to the change in fair value of S&P 500 options.
(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Loss on change in fair value of debt	$2,712,627	$953,433	$1,759,194	184.5%
Loss in the fair value of debt increased by $1,759,194, or 184.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily attributable to changes in the risk-free fair value of our market-indexed notes.
Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Other expense	$(53,028)	$(210,432)	$157,404	(74.8)%
Interest expense	(3,670,445)	(357,383)	(3,313,062)	927.0%
Interest income	421,426	7,457	413,969	5551.4%
Gain on change in fair value of warrant liability	946,960	—	946,960	NM
Other expense decreased by $157,404, or 74.8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease is primarily related to other expense activities.
Interest expense was $3,670,445 for the three months ended March 31, 2024, compared to $357,383 the three months ended March 31, 2023. The increase in interest expense is primarily related to the Fixed Rate Senior Unsecured Notes interest expense of $1,195,860, the LMA Income Series II LP interest expense of $838,944, the LMA Income Series LP interest expense of $12,577, the SPV Purchase and Sale Note non-cash interest expense $803,828, and the Sponsor PIK Note non-cash interest of $336,822.
Interest income was 421,426, for the three months ended March 31, 2024, compared to $7,457 for the three months ended March 31, 2023. The increase in interest income is related to interest earned on our bank deposits.
Gain on change in fair value of warrant liability was $946,960 for the three months ended March 31, 2024, compared to $— for the three months ended March 31, 2023. The change is primarily attributable to the decrease in the price for the public warrants from December 31, 2023 to March 31, 2024, which is a determining factor for measuring the fair value of the private warrants.
Income Tax Expense

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Income tax expense (benefit)	$1,173,513	$(656,467)	$1,829,980	278.8%
Income tax expense increased by $1,829,980, or 278.8% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Our effective income tax rate for the three months ended March 31, 2024 and three months March 31, 2023, was 1151.0% and (9.4)%, respectively. The increase was primarily driven by the portion of the stock-based compensation expense deduction limited by IRC Section 162(m).
Results of Operations—Segment Results
Portfolio Servicing

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Total revenue	$217,935	$302,871	$(84,936)	(28.0)%
Gross loss	(144,457)	(22,243)	(122,214)	549.4%
Total revenue for the portfolio servicing segment decreased by $84,936, or 28.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in portfolio servicing revenue is primarily attributable to a decrease in the non-recurring consulting projects.
Gross loss from our portfolio servicing segment increased by $122,214 or 549.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increases in related cost of revenue.
Active Management

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Total revenue	$19,796,999	$9,970,518	$9,826,481	98.6%
Gross profit	18,838,527	9,806,082	9,032,445	92.1%
Total revenue for the active management segment increased by $9,826,481, or 98.6% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Gross profit from our active management segment increased by $9,032,445, or 92.1% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in active management revenue and gross profit was primarily attributable to $6,959,273 in fee-based revenue and a $4,097,689 increase in unrealized gains in policies accounted for under the fair method, offset by a $(1,921,267) decrease in realized gains in total life settlement policy sales and maturities and an increase in cost of revenue from 2% of revenue for the three months ended March 31, 2023 to 5% of revenue for the three months ended March 31, 2024.
Originations

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Total revenue	$5,024,204	$—	$5,024,204	100.0%
Gross profit	72,217	—	72,217	100%

Total revenue for the originations segment increased by $5,024,204 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Among the total originations revenue, the majority of the balance is related to the eliminated intercompany activity of (3,551,954) that is related to policies that Abacus originated for LMA or other subsidiaries. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
Key Business Metrics and Non-GAAP Financial Measures
The consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and are prepared in accordance with U.S. GAAP. We monitor key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions. We have presented the following non-GAAP measures, their most directly comparable GAAP measure, and key business metrics:

Non-GAAP Measure	Comparable GAAP Measure
Adjusted Net Income, Adjusted EPS	Net Income attributable to common stockholders and EPS
Adjusted EBITDA	Net Income
Adjusted Net Income, Adjusted EPS, Adjusted EBITDA and Adjusted EBITDA Margin, are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin), net income (loss) attributable to common stockholders (for Adjusted Net Income) or earnings (loss) per share (for Adjusted EPS), which are considered to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing Company’s operating performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for net income (loss), net income (loss) attributable to common stockholders, earnings (loss) per share or other consolidated statements of operations and comprehensive (loss) income data prepared in accordance with GAAP.
Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as net income (loss) attributable to common stockholders adjusted for non-controlling interest income, amortization, change in fair value of warrants and non-cash stock-based compensation and the related tax effect of those adjustments. Management believes that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$(1,348,745)	$8,085,503
Net income (loss) attributable to noncontrolling interests	73,274	(460,707)
Stock based compensation	6,093,371	—
Amortization expense	1,667,109	—
Gain on change in fair value of warrant liability	(946,960)	—
Tax impact [1]	1,165,902
Adjusted Net Income	$6,703,951	$7,624,796
Weighted-average shares of Class A common stock outstanding - basic and diluted [2]	63,027,246	50,369,350
Adjusted EPS - basic and diluted	$0.11	$0.15
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to the CEO due to IRC 162(m) limitations.
[2] The 2023 number of shares outstanding have been retrospectively recast for prior period presented to reflect the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
The change in adjusted net Income was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax and other non-cash and other special items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, S&P 500 put and call options that were entered into as an economic hedge related to the debt (described as the unrealized loss on investments), non-cash stock based compensation, and other special items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
Management believes the use of Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other special items that are highly variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis for the three months ended March 31, 2024, and 2023 indicated below:

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,275,471)	$7,624,796
Depreciation and amortization expense	1,682,054	1,043
Income tax expense (benefit)	1,173,513	(656,467)
Interest expense	3,670,445	357,383
Other expense	53,028	210,432
Interest income	(421,426)	(7,457)
Gain on change in fair value of warrant liability	(946,960)	—
Stock based compensation	6,093,371	—
Unrealized gain on investments	(1,164,966)	(125,220)
Loss on change in fair value of debt	2,712,627	953,433
Adjusted EBITDA	$11,576,215	$8,357,943
Adjusted EBITDA Margin	53.9%	81.4%
Net (Loss) Income Margin	(5.9)%	74.2%
The change in adjusted EBITDA was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
We monitor the following key business metrics for active management revenue: (i) policies sold and purchased, (ii) realized gains on sold and matured policies, (iii) unrealized gains on held policies, and (iv) face value of policies held. The number of policies sold and purchased helps us measure the level of active management activity for the period that leads to realized and unrealized gains, respectively. Realized gains on sold and matured policies is used to measure the level of profit optimization. Unrealized gains on held policies is used to measure our policy optimization. The face value of policies represents the maximum potential revenue realization on policies held. Refer to the Results from Operations section above for a summary of active management key business metrics for investment and fair value method policies.
We monitor the following key business metrics for servicing revenue: (i) number of policies serviced, (ii) value of policies serviced, and (iii) total invested dollars. Servicing revenue involves the provision of services to one affiliate by common ownership and third parties which own life insurance policies. The number of policies and the value of policies serviced represents the volume and dollar value of policies over which the above services are performed. Total invested dollars represent the acquisition cost plus premiums paid by the policy. We use the aforementioned metrics to assess business operations and provide concrete benchmarks that provide a clear snapshot of growth between the periods under consideration.
We monitor the following key business metric for origination revenue: the number of policies originated year-over-year in measuring our performance. Origination revenues represent fees negotiated for each purchase and sale of a policy to an investor. The number of policy originations represents the volume of policies over which the above origination services are performed. The number of policy originations directly correlates with origination revenues allowing management to evaluate fees earned upon each transaction. There are no estimates, assumptions, or limitations specific to the number of policy originations.
Our key business metrics are summarized below for servicing and origination revenue:

	Three Months Ended March 31,		Change	% Change
	2024	2023
Key business metric:
Number of policies serviced	746	533	213	40.0%
Value of policies serviced ($)	$1,055,267,630	$844,688,642	$210,578,988	24.9%
Total invested dollars ($)	$220,875,215	$221,817,427	$(942,212)	(0.4)%
Number of policy originations to external parties	24	—	24	NM
Number of policy originations to subsidiaries eliminated in consolidation	95	—	95	NM
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing and originating policies while also effectively utilizing cash and other sources of liquidity to purchase additional life settlement policies. As of March 31, 2024 and December 31, 2023, our principal source of liquidity was cash and cash equivalents totaling $65,386,512 and $25,588,668, respectively.
Our future capital requirements will depend on many factors, including our revenue growth rate and the expansion of our active management, portfolio, and origination activities. The Company. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. The Company may seek additional equity or debt financing.
In December 2023, the Company’s board of directors approved a $15 million share repurchase plan that will expire in May 2025. As of March 31, 2024, $6,192,546 remains available for repurchases under the approved plan. Refer to Note 15, Stockholders’ Equity, to the Interim Financial Statements for additional information.
We believe that our current cash and cash equivalents as well as planned life settlement policy trading activity will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Quarterly Report on From 10-Q.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided (used) in operating activities	$2,267,124	$(17,380,815)	$19,647,939
Net cash used in investing activities	(6,629)	(998,337)	991,708
Net cash provided by financing activities	37,537,349	8,048,481	29,488,868
Operating Activities
During the three months ended March 31, 2024, our operating activities provided $2,267,124 of net cash as compared to $(17,380,815) of net cash used from operating activities during the three months ended March 31, 2023. The increase of $19,647,939 in net cash provided from operating activities was primarily due to $41,635,508 change in life settlement purchase and sale activity and $6,093,371 non-cash stock-compensation expense, partially offset by $(18,636,526) increase in working capital liabilities and $(4,097,689) increase in unrealized gains on life settlement policies.

Investing Activities
During the three months ended March 31, 2024, investing activities used $6,629 of net cash as compared to $998,337 net cash used during the three months ended March 31, 2023. The decrease of $991,708 in net cash used in investing activities was primarily related to the decrease of $1,095,501 due from affiliates.
Financing Activities
During the three months ended March 31, 2024, financing activities provided $37,537,349 of net cash as compared to $8,048,481 of net cash provided during the three months ended March 31, 2023. The increase of $29,488,868 in net cash provided is primarily due to $34,872,714 in debt issuance proceeds and $3,610,253 in public warrant conversions, partially offset by $(7,524,392) in share repurchases related to a share repurchased plan approved by the board of directors in December 2023.
Contractual Obligations and Commitments
Refer to the following notes in our Interim Financial Statements for a list of contractual obligations and commitments:
•Note 12, Commitments and Contingencies, for a list of commitments and contingencies.
•Note 14, Long-Term Debt, for a list of outstanding debt, related interest rates, and maturity dates.
•Note 20, Leases, for our outstanding lease obligations.

*****

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
In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this quarterly statement 2023 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Settlements, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Abacus” are intended to mean the business and operations of Abacus Settlements, LLC.
Critical Accounting Policies and Estimates
We have prepared our financial statements in accordance with GAAP. Our significant accounting policies are described in more detail in Note 2 to our condensed notes to unaudited financial statements included in this quarterly filing statement and our 2023 Annual Report. While our preparation of these financial statements requires us to make estimates, assumptions and judgments from time to time that may affect the reported amounts of assets, liabilities and related disclosures, as of the date of these financial statements, we have not identified any estimates made in accordance with GAAP that involve a significant level of estimation uncertainty which have had or are reasonably likely to have a material impact on the financial condition or results of operations.
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
Abacus conducts business in 49 states and the District of Columbia, except Alaska and there are no current plans to procure a license in Alaska. The company holds viatical settlement and or life settlement provider licenses in 43 of those jurisdictions. Abacus also conducts business in seven (7) jurisdictions which do not currently have life and or viatical settlement provider licensing requirements.
Results of Operations
The following tables set forth our results of operations for each of the period indicated, and we presented and expressed the relationship of certain line items as a percentage of revenue for the period presented. The financial results are not necessarily indicative of future results.

Three Months Ended March 31,
2023
Origination revenue	$1,563,650
Related-party revenue	4,736,336
Total revenue	6,299,986
Cost of revenue	1,229,616
Related party cost of revenue	3,165,707
Gross profit	1,904,663
Operating expenses
General and administrative expenses	2,551,003
Depreciation expense	3,036
Total operating expenses	2,554,039
Loss from operations	(649,376)
Other income (expense)
Interest income	724
Interest expense	(5,862)
Total other (expense)	(5,138)
Loss before income taxes	(654,514)
Provision for income taxes	2,289
Net loss and comprehensive loss	$(656,803)
Origination Revenue

Three Months Ended March 31,
2023
Origination revenue	$1,563,650
Revenue for the three months ended March 31, 2023 $1,563,650, and is comprised of sales commission, origination fees revenue, services revenue, and transaction fees reimbursements.
Related Party Revenue

Three Months Ended March 31,
2023
Related Party Revenue	$4,736,336
Related Party Revenue for the three months ended March 31, 2023 was $4,736,336. For the three months ended March 31, 2023, Abacus had originated 34 for the Nova funds with a total value of $39,985,400 and also comprised of origination services to LMA and transaction fees reimbursed by the related party. Further, Abacus originated 34 policies for LMA with a total value of $77,685,810 for the three months ended March 31, 2023.
Cost of Revenue, Related Party Cost of Revenue, and Gross Margin

Three Months Ended March 31,
2023
Cost of revenue	$1,229,616
Related party cost of revenue	3,165,707
Gross Profit	1,904,663
Gross Margin	30%
Cost of revenue for the three months ended March 31, 2023 was $1,229,616, and is comprised of sales agent commission, professional and consulting fees.
Related party cost of revenue for the three months ended March 31, 2023 was $3,165,707 and is comprised of LMA agent commission expenses and originations of policies sold to Nova Funds.
Gross profit for the three months ended March 31, 2023 was $1,904,663. Gross margin for the three months ended March 31, 2023 was 30%.
Operating Expenses

Three Months Ended March 31,
2023
General and administrative expenses	$2,551,003
Depreciation expense	3,036
General and administrative expenses for the three months ended March 31, 2023 was $2,551,003 and is comprised of payroll expenses for administration support and for sales departments, marketing expenses, sponsorship costs, rent costs, office expenses, escrow fees, professional fees, and legal fees.
Depreciation expense for the three months ended March 31, 2023 was $3,036. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).
Other income (expense)

Three Months Ended March 31,
2023
Interest income	$724
Interest (expense)	(5,862)
Interest income for the three months ended March 31, 2023 was $724. The interest income represents interest earned on Abacus certificate of deposit.
Interest expense for the three months ended March 31, 2023 was $5,862 and is comprised of amortization of the deferred financing fees and certificate of deposit fees.
Provision for Income Taxes

Three Months Ended March 31,
2023
Provision for income taxes	$2,289

Provision for income taxes for the three months ended March 31, 2023 was $2,289. This amount is primarily attributable to annual report filing fees with various states.
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
Adjusted EBITDA is net income adjusted for depreciation expense, provision for income taxes, interest income, and other special items that in our judgement significantly impact the period-over-period assessment of performance and operating results. Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows provided by or used in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare current results with results from other reporting periods and with the results of other companies.
Management believes the use of Adjusted EBITDA measures assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization, amounts spent on interest and taxes and certain other special items that are highly variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.
The following table illustrates the reconciliations from net income to adjusted EBITDA:

Three Months Ended March 31,
2023
Net loss and comprehensive loss	$(656,803)
Depreciation expense	3,036
Provision for income taxes	2,289
Interest income	(724)
Interest expense	5,862
Adjusted EBITDA	$(646,340)
The adjusted EBITDA was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
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

Three Months Ended March 31,
2023
Number of Policy Originations	112
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from equity financing in the form of capital contributions from our members. Our principal uses of cash and cash equivalents in recent periods have been funding our operations. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $612,889.
Cash Flows
The following table summarizes our cash flows:

Three Months Ended March 31,
2023
Net cash used in operating activities	$(773,912)
Net cash used in investing activities	(70,528)
Net cash used in financing activities	(1,411)
Operating Activities
During the three months ended March 31, 2023, our operating activities used $773,912, primarily due to Merger Agreement execution costs reimbursed at the time of the Merger Agreement.
Investing Activities
During the three months ended March 31, 2023, our investing activities used $70,528, primarily due to purchases of property, plant, and equipment.
Financing Activities

During the three months ended March 31, 2023, our financial activities used $1,411.
Contractual Obligations and Commitments
Our contractual obligations as of March 31, 2023, which are included as liabilities on our balance sheet, include operating lease obligations of $246,995 due in less than one year and $50,385 due within one to two years, which are comprised of the minimum commitments for our office space.

*****

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.
Changes in Internal Control
There has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*****

Part II Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2024.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2023. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer
See Note 15, Stockholders’ Equity, to the consolidated Interim Financial Statements for further discussion of our stock repurchase program and repurchases made during the first quarter ended March 31, 2024.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
During the first quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

10.10.2
Amendment No. 1 to the Company Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC, T. Sean McNealy, K. Scott Kirby, Matthew A, Ganovsky incorporated by reference from the Company’s 8-K filed December 29, 2023.

10.11
Restriction agreement, entered into on June 30, 2023, between the Company and Jay Jackson, in the form included as Annex I to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on June 5, 2023.

14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
21.1	Subsidiaries of the Company, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback policy.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, (v) and (vi) the Condensed Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABACUS LIFE, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer

Date: May 13, 2024

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 13, 2024