Form 10-K/A
period 2023-12-31
Abacus Life, Inc.
filed 2024-05-30
CIK 1814287

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such
shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The registrant had 63,960,379 shares of common stock, $0.0001 par value per share, outstanding as of May 23, 2024.

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
Abacus Life, In. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024, to add the Predecessor Report of Independent Registered Public Accounting Firm for the financial statements of Abacus Settlements, LLC, a predecessor of the Company. The Original 10-K inadvertently omitted the Predecessor Report of Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2022. In addition, the financial statements of Abacus Settlements, LLC for the six months ended June 30, 2023 included in the Original 10-K were unaudited. The financial statements of Abacus Settlements. LLC for the six months ended June 30, 2023 included in this Amended 10-K have been audited and are covered by the Predecessor Report of Independent Public Accounting Firm included in this Amended 10-K. This Amended 10-K also makes certain conforming changes and corrects typographical errors.
The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Amended 10-K.
Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Our Industry

Large Addressable Market with Meaningful Growth Potential

We operate within a large, growing and currently underpenetrated market. The face value of all in force U.S. life insurance industry policies is approximately $13 trillion. Historically, more than 90% of life insurance policies in force did not pay a claim. Based on industry forecasts, approximately 75% of policyholders over the age of 65 will either cancel their policies or allow their coverage to lapse, forfeiting the right to ever receive a full payout. The life settlements industry helps solve this problem by allowing policyholders the opportunity to monetize their policies.

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

Policy Servicing

In addition to generating economics on the policies we directly originate and actively manage, we have a dynamic platform to service bundles of policies for a variety of third-party institutions. We generate revenue by charging a base servicing fee of approximately 0.5% of the total asset value of the portfolio. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for KKR and Apollo. Beyond our fees, servicing policies at scale supports our data analytics and keeps us at the heart of the life settlements industry. We have a sophisticated team of professionals solely focused on servicing these policies.

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
In 2002, the Eleventh Circuit Court of Appeals reached a similar conclusion with respect to fractionalized death benefits payable under non-variable policies in SEC v. Mutual Benefits Corp., but the District of Columbia Circuit Court of Appeals reached a contrary result with respect to fractionalized death benefits in SEC v. Life Partners which was decided in 1996. The Company does not presently transact in fractionalized death benefits, i.e. buying or selling a part of, but not all of, a life settlement policy, nor does it currently plan to transact in fractionalized death benefits.

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

In order to realize gains on its investment in life insurance policies, the Company must ensure that the life insurance policies remain in force until they mature or are sold by the Company. Failure by the Company to pay premiums on the life insurance policies when due will result in termination or “lapse” of the life insurance policies and will result in the loss of the Company’s investment in such life insurance policies.

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

In addition, our credit ratings will impact the cost and availability of future borrowings and, accordingly, our cost of capital. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition, operating results and share and debt prices, as well as our ability to acquire life settlement policies. Failure to make scheduled cash payments on our existing debt, or to comply with the restrictive covenants and other requirements in our debt agreements, could result in an event of default, which, if not cured or waived, could result in acceleration of our debt repayment obligations. We may not have sufficient cash to repay any accelerated debt obligations, which would immediately and materially harm our business, results of operations and financial condition.

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
Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Years Ended December 31,
	2023	2022
Portfolio servicing revenue
Related party servicing revenue	$778,678	$818,300
Portfolio servicing revenue	223,496	652,672
Total portfolio servicing revenue	1,002,174	1,470,972
Active management revenue
Investment Income from life insurance policies held using investment method	17,980,987	37,828,829
Change in fair value of life insurance policies (policies held using fair value method)	43,214,390	5,413,751
Total active management revenue	61,195,377	43,242,580
Origination revenue
Related Party origination revenue	494,972	—
Origination Revenue	3,708,928	—
Total origination revenue	4,203,900	—
Total revenues	66,401,451	44,713,552

Cost of revenue (excluding depreciation and amortization stated below)
Related party cost of revenue	99,456	—
Cost of revenues (including stock based compensation of $322,607 and $— in 2023 and 2022, respectively)	6,390,921	5,884,669
Total cost of revenues	6,490,377	5,884,669
Gross Profit	59,911,074	38,828,883
Operating expenses
Sales and marketing	4,905,747	2,596,140
General, administrative and other (including stock based compensation of $10,455,417 and $— in 2023 and 2022, respectively)	26,482,571	1,426,865
Unrealized loss (gain) on investments	(1,369,112)	1,045,623
(Gain) loss on change in fair value of debt	2,356,058	90,719
Depreciation and amortization expense	3,409,928	4,282
Total operating expenses	35,785,192	5,163,629
Operating Income	24,125,882	33,665,254
Other income (expense)
Loss on change in fair value of warrant liability	(4,204,360)	—
Other income (expense)	(146,443)	(347,013)
Interest (expense)	(9,866,821)	(42,798)
Interest income	594,764	1,474
Net income before provision for income taxes	10,503,022	33,276,917
Income tax expense	1,468,535	889,943
Net income	9,034,487	32,386,974
Less: Net income (loss) attributable to noncontrolling interest	(482,139)	704,699
Net income attributable to Abacus Life, Inc.	$9,516,626	$31,682,275
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

Revenue for policies accounted for under the fair value method resulted in an increase in revenue of $37,800,639 or 698.2% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is driven primarily by increases in unrealized gain on life settlement policies of $22,475,355 and in realized gains and maturities of $19,272,794, offset by $(4,281,610) premiums paid, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

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

The following tables provides supplemental information of revenue and profitability by operating segment:

Portfolio Servicing

	Years Ended December 31,		$ Change	% Change
	2023	2022
Total revenue	$1,002,174	$1,470,972	$(468,798)	(31.9)%
Gross profit (Loss)	278,115	300,235	(22,120)	(7.4)%

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

Active Management

	Years Ended December 31,		$ Change	% Change
	2023	2022
Total revenue	$61,195,377	$43,242,580	$17,952,797	41.5%
Gross profit	59,020,991	38,528,648	20,492,343	53.2%

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

The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss) for Abacus Life Inc. and net income (loss) for Abacus Settlements, LLC, on a historical basis for the periods indicated below:

	Years Ended December 31,
	2023	2022
Net Income for Abacus Life, Inc.	$9,034,489	$32,386,975
Net Income for Abacus Settlements, LLC	(974,901)	(52,495)
Proforma Net Income	8,059,588	32,334,480

Depreciation and amortization expense	3,481,174	109,604
Interest expense	9,866,657	51,615
Interest income	(596,681)	(3,673)
Income Tax	1,471,721	891,961
Stock compensation	10,768,024	—
Other (Income) / Expenses	(108,200)	346,740
Loss on change in fair value of warrant liability	4,204,360	—
Expense support agreement	—	—
Loss on change in fair value of debt	2,356,058	90,719
Unrealized (gain) / loss on investments	(1,369,112)	1,045,623
Proforma Adjusted EBITDA	$38,133,589	$34,867,069

Revenue	$79,588,733	$69,917,016

Proforma Adjusted EBITDA Margin	47.91%	49.87%
Proforma Net Income Margin	10.13%	46.25%
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

Valuation of Goodwill and Other Intangible Assets

As described in Note 1, Description of Business, and Note 3, Business Combination, to the consolidated financial statements, the Company completed a “Business Combination” on June 30, 2023 where it acquired 100% of the ownership interest of Abacus Settlements, LLC (“Abacus”). The enterprise value for Abacus was estimated to be $165,361,332 of which 140,287,000 and $32,900,000 was recognized as goodwill and intangible assets, respectively. Refer to Note 2, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, for how we determine the fair value of goodwill and other intangible assets, reporting units, and how we determine when an impairment loss should be recorded. We completed our annual goodwill impairment test during the fourth quarter of 2023 and did not record any impairment charges. During 2023, we also evaluated our other intangible assets for impairment and did not record any impairment charges.

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
(ii) warrants issued in connection with the Closing of the Business Combination to purchase up to 1,780,000 shares of our Common Stock issuable upon the exercise, at an exercise price of $11.50 per share; (iii) warrants
(the “Public Warrants”) issued in connection with the Company IPO to purchase up to 17,250,000 shares of
Common Stock, at an exercise price of $11.50 per share, of the public warrants. The Private Placement Warrants are accounted as a liability with the change in fair value flowing to net income. We evaluate the fair value of the Private Placement Warrants on a quarterly basis. See Note 12, Fair Value Measurements, for additional discussion. At the time of the Business Combination, the Public Warrants were remeasured and accounted for as an expense of the IPO resulting in charge to stockholder’s equity. Refer to Note 14, Stockholder’s Equity, for additional discussion.

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

ABACUS SETTLEMENTS, LLC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of Abacus Settlements, LLC’s financial condition and results of operations. This discussion should be read in conjunction with Abacus Settlements, LLC’s financial statements and related notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

Macroeconomic Changes

Global macroeconomic factors, including regulatory policies, unemployment, changes in retirement savings, the cost of healthcare, inflation, and tax rate changes impact demand for our origination services. These factors evolve over time and while these changes have not currently had any significant impact on performance, these trends may shift the timing and volume of transactions, or the number of customers using our origination services.

Components of Results of Operations

Results of Operations

The following tables set forth our results of operations for each of the periods indicated, and we presented and expressed the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The following tables set forth our historical results for the periods indicated, and the changes between periods:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Origination revenue	$3,252,738	$7,050,007
Related-party revenue	9,931,938	18,153,456
Total revenue	13,184,676	25,203,463
Cost of revenue	2,734,949	5,538,470
Related party cost of revenue	6,558,354	11,022,535
Gross profit	3,891,373	8,642,458
Operating expenses
General and administrative expenses	4,848,580	8,674,425
Depreciation expense	5,597	12,165
Total operating expenses	4,854,177	8,686,590
Income (loss) from operations	(962,804)	(44,132)
Other income (expense)
Interest income	1,917	2,199
Interest (expense)	(11,725)	(8,817)
Other income	—	273
Total other (expense)	(9,808)	(6,345)
Income (loss) before income taxes	(972,612)	(50,477)
Provision for income taxes	2,289	2,018
Net income (loss) and comprehensive income	$(974,901)	$(52,495)
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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Origination revenue	$3,252,738	$7,050,007

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Related Party Revenue	$9,931,938	$18,153,456

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Cost of revenue	$2,734,949	$5,538,470
Related party cost of revenue	6,558,354	11,022,535
Gross Profit	$3,891,373	$8,642,458
Gross Margin	30%	34%

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

Depreciation expense consists of depreciation of property and equipment assets, which are computer equipment, office furniture and lease improvement.

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
General and administrative expenses	$4,848,580	$8,674,425
Depreciation expense	5,597	12,165

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2023
Interest income	$1,917	$2,199
Interest (expense)	(11,725)	(8,817)
Other income	—	273

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

The following table illustrates the reconciliations from net income to adjusted EBITDA for the six months ended June 30, 2023, and the year ended December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
NET LOSS AND COMPREHENSIVE LOSS	$(974,901)	$(52,495)
Depreciation expense	5,597	12,165
Provision for income taxes	2,289	2,018
Interest income	(1,917)	(2,199)
Interest expense	11,725	8,817
Adjusted EBITDA	$(957,207)	$(31,694)

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Number of Policy Originations	253	487

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

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2023	2022
REVENUES:
Portfolio servicing revenue:
Related party servicing revenue	$778,678	$818,300
Portfolio servicing revenue	223,496	652,672
Total portfolio servicing revenue	1,002,174	1,470,972
Active management revenue:
Investment Income from life insurance policies held using investment method	17,980,987	37,828,829
Change in fair value of life insurance policies (policies held using fair value method)	43,214,390	5,413,751
Total active management revenue	61,195,377	43,242,580
Originations revenue:
Related party origination revenue	494,972	—
Origination revenue	3,708,928	—
Total origination revenue	4,203,900	—
Total revenues	66,401,451	44,713,552
COST OF REVENUES (excluding depreciation and amortization stated below):
Related party cost of revenue	99,456	—
Cost of revenue (including stock-based compensation)	6,390,921	5,884,669
Total cost of revenue	6,490,377	5,884,669
Gross Profit	59,911,074	38,828,883
OPERATING EXPENSES:
Sales and marketing	4,905,747	2,596,140
General and administrative (including stock-based compensation)	26,482,571	1,426,865
Loss on change in fair value of debt	2,356,058	90,719
Unrealized loss (gain) on investments	(1,369,112)	1,045,623
Depreciation and amortization expense	3,409,928	4,282
Total operating expenses	35,785,192	5,163,629
Operating Income	24,125,882	33,665,254
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(4,204,360)	—
Interest (expense)	(9,866,821)	(42,798)
Interest income	594,764	1,474
Other income (expense)	(146,443)	(347,013)
Total other income (expense)	(13,622,860)	(388,337)
Net income before provision for income taxes	10,503,022	33,276,917
Income tax expense	1,468,535	889,943
NET INCOME	9,034,487	32,386,974
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(482,139)	704,699

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, (CONT.)

	2023	2022
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,516,626	$31,682,275
EARNINGS PER SHARE:
Earnings per share—basic	$0.17	$0.63
Earnings per share—diluted	$0.16	$0.63

Weighted-average stock outstanding—basic [1]	56,951,414	50,369,350
Weighted-average stock outstanding—diluted [1]	57,767,898	50,369,350

NET INCOME	$9,034,487	$32,386,974
Other comprehensive income, net of tax:
Change in fair value of debt (risk adjusted)	(1,248,330)	1,395,830
Comprehensive income before non-controlling interests	7,786,157	33,782,804
Net and comprehensive income (loss) attributable to non-controlling interests	(800,311)	1,047,693
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,586,468	$32,735,111
(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021(1)	50,369,350	$5,037	—	$—	$704,963	$205,048	$—	$(148,155)	$766,893
Distributions	—	—	—	—	—	(6,400,000)	—	—	(6,400,000)
Other comprehensive income	—	—	—	—	—	—	1,052,836	342,994	1,395,830
Net Income	—	—	—	—	—	31,682,275	—	704,699	32,386,974
BALANCE AS OF DECEMBER 31, 2022(1)	50,369,350	$5,037	—	$—	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Distributions	—	—	—	—		(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	—	(555,851)	(10,841,551)	—	—	(11,397,402)
Public warrants	—	—	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,980,473	1,298	—	—	17,849,052	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	—	—	165,361,332	—	—	—	165,361,332
Proceeds received from SPAC trust	—	—	—	—	972,262	—	—	—	972,262
Repurchase of common stock			(146,650)	(1,283,062)					(1,283,062)
Stock-based compensation	39,000	4	—	—	10,768,020	—	—	—	10,768,024
Transfer of non-controlling interest	—	—	—	—	—	(24,751)	—	24,751	—
Other Comprehensive Income	—	—	—	—	—	—	(944,463)	(303,867)	(1,248,330)
Net Income	—	—	—	—	—	9,516,626		(482,139)	9,034,487
BALANCE AS OF DECEMBER 31, 2023	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076

(1) Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.

The accompanying notes are an integral part of these consolidated financial statements

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,034,487	$32,386,974
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,409,928	4,282
Stock-based compensation	10,768,024	—
Amortization of debt issuance costs	43,957	—
Loss on extinguishment of debt	2,086,303	—
Loss on change in fair value of warrant liability	4,204,360	—
Unrealized (gain) loss on investments	(1,369,112)	1,045,623
Unrealized (gain) on policies	(27,889,106)	(5,742,377)
Loss on change in fair value of debt	2,356,058	90,719
Deferred income taxes	466,577	889,943
Non-cash interest expense	2,182,221	—
Non-cash lease expense	17,901	383
Non-cash interest income	(105,935)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,117,411)	(10,448)
Accounts receivable, related party	124,565	(130,873)
Equity securities, at fair value	(89,057)	—
Prepaid expenses and other current assets	(62,994)	(91,741)
Other assets	(522,326)	(1,936,452)
Accounts payable	(40,014)	40,014
Accrued expenses	3,829,825	—
Accrued transaction costs	(908,256)	908,256
Contract liabilities, deposits on pending settlement	(474,217)	—
Other current liabilities	3,358,507	22,037
Income tax payable	751,734	—
Net change in life settlement policies, at fair value	(80,598,101)	(8,066,975)
Net change in life settlement policies, at cost	7,018,933	(8,716,111)
Net cash (used) provided in operating activities	(64,523,149)	10,693,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189,674)	—

ABACUS LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, (CONT’)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Purchase of other investments	(350,000)	(50,000)
Purchase of available for sale securities	—	(750,000)
Change in due from affiliates	2,781,176	(2,904,646)
Net cash provided (used) in investing activities	2,241,502	(3,704,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to former members	442,283	-
Issuance of long term debt	99,201,328	30,028,640
Payment of discounts and financing costs	(5,547,943)	—
Repayment of debt	(26,250,000)	—
Issuance of long term debt, related party	25,471,648	—
Transaction costs	(11,397,402)	—
Capital distribution to former members	(23,533,073)	(6,400,000)
Repurchase of common stock	(1,283,062)	—
Proceeds received from SPAC trust	972,262	—
Due to affiliates	(258,549)	(666,845)
Net cash provided by financing activities	57,817,492	22,961,795

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,464,155)	29,950,403

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	30,052,823	102,420

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,588,668	$30,052,823

SUPPLEMENTAL DISCLOSURES:
Life settlement policies receipt in lieu of cash in exchange
for the SPV Purchased and Sale Note	$10,191,125	$—
Life settlement policies distributed to affiliate	$(10,191,125)	$—
Distribution payable to former members	$(717,429)	$—
Interest paid	$(4,035,526)	$—
Income taxes paid, net of refunds	$(150,000)	$—
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
The Abacus Merger has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Abacus were recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill.
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

•Disaggregated Revenue—The following table presents a disaggregation of the Company’s revenue by major sources as follows:

	Years Ended December 31,
	2023	2022
Agent	$1,750,911	$—
Broker	2,148,141	—
Client direct	304,848	—
Total	$4,203,900	$—

•Contract Balances—The balances of contract liabilities arising from contracts with customers were as follows:

	December 31, 2023	December 31, 2022
Contract liabilities—beginning of year	$—	$—
Additions to Contract Liabilities	507,000	—
Recognition of revenue deferred in the prior year	—	—
Contract liabilities—end of year	$507,000	$—

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
Two related party customers accounted for 59% and 33%of the total balance of related party receivables as of December 31, 2023, respectively, and two related party customers accounted for 75% and 16% of the total accounts receivable and related party receivables as of December 31, 2022, respectively. The largest receivables balances are from related parties where the exposed credit risk is estimated to be low. As such, there is no allowance for doubtful accounts as of December 31, 2023, and 2022.
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

13.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	December 31, 2023		December 31, 2022
	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATT Series 2024, Inc.	$9,124,944	$9,477,780	$9,866,900	$8,067,291
LMATT Series 2.2024, Inc.	2,981,480	3,551,852	2,333,391	2,354,013
LMATT Growth & Income Series 1.2026, Inc	492,582	569,862	400,000	400,000
Secured borrowing:
LMA Income Series, LP	21,889,444	22,368,209	17,428,349	17,428,349
LMA Income Series II, LP	32,380,852	32,380,852	—	—
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	35,650,000	35,650,000	—	—
SPV Purchase and Sale Note	26,538,004	26,538,004	—	—
Sponsor PIK Note	11,115,865	11,115,865	—	—
Deferred issuance costs and discounts	(1,831,910)	(1,831,910)	—	—
Total debt	138,341,261	139,820,514	30,028,640	28,249,653
Less current portion of
long-term debt	(11,440,236)	(13,029,632)	—	—
Total long-term debt	$126,901,025	$126,790,882	$30,028,640	$28,249,653
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
The private placement offerings proceeds will be used to acquire and actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
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
The private placement offerings proceeds will be used to acquire and actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA shall recognize the proceeds received from the offering as a secured borrowing.
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

The following table summarizes stock repurchase activity under our share repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2022	—	$—	$—
December 1, 2023 - December 31, 2023	146,650	1,283,062	$8.82
As of December 31, 2023	146,650	$1,283,062	$8.82
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

The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of December 31, 2023 as well as activity during the year:

	Weighted Average
	Number of shares	Grant Date Fair Value
Restricted stock units, unvested, December 31, 2022	—	$—
Granted	2,468,500	$6.16
Vested	(39,000)	$6.16
Forfeited	—	$—
Restricted stock units, unvested, December 31, 2023	2,429,500	$6.16

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

CEO Stock-based compensation expense is recorded in general and administrative expense (including stock-based compensation) summarized as follows:

	Years Ended December 31,
	2023	2022
Stock-based compensation expense	$9,167,264	$—

Restricted Stock activity relative to the CEO for the year ended December 31, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	4,569,922	$10.03
Forfeited	—	$—
Settled	—	$—
Outstanding at December 31, 2023	4,569,922	$10.03
As of December 31, 2023, unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO was $36,669,054 with a remaining contractual life of 2.0 years.
16.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee contributions and may choose to make additional discretionary contributions to the 401(k) Plan. For the years ended December 31, 2023 and 2022, the Company recognized expenses related to the 401(k) Plan amounting to $183,439 and $22,559, respectively. For the years ended December 31, 2023 and 2022, the Company did not make discretionary contributions.
17.INCOME TAXES
Before June 30, 2023, the Company elected to file as an S corporation for Federal and state income tax purposes, as such, the Company incurred ### Federal or state income taxes, except for income taxes related to their consolidated VIEs and subsidiaries which are taxable C corporations. These VIEs and subsidiaries include LMATT Series 2024, Inc., the wholly owned subsidiary of LMX, which is consolidated into LMA as a VIE, as well as LMATT Growth Series 2.2024, Inc., a wholly owned subsidiary of LMATT Growth Series, Inc., and LMATTS Growth and Income Series 1.2026, Inc., a wholly owned subsidiary of LMATT Growth and Income Series, Inc., all of which are 100% owned subsidiaries and fully consolidated. Accordingly, the provision for income taxes was attributable to amounts for LMATT Series 2024, Inc., LMATT Growth Series, Inc., and LMATT Growth and Income Series, Inc.

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

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members
Abacus Settlements, LLC

Opinion on the financial statements
We have audited the condensed statements of operations and comprehensive loss, changes in members’ equity, and cash flows for the period from January 1, 2023 to June 30, 2023 and for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) of Abacus Settlements, LLC (Predecessor) (a Delaware Limited Liability Corporation) (the “Company”).

In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2023 to June 30, 2023 and for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.

Philadelphia, Pennsylvania
May 30, 2024

ABACUS SETTLEMENTS, LLC

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND THE YEAR ENDED DECEMBER 31, 2022

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
REVENUES:
Origination revenue	$3,252,738	$7,050,007
Related party origination revenue	9,931,938	18,153,456
Total revenue	13,184,676	25,203,463
Cost of revenue	2,734,949	5,538,470
Related party cost of revenue	6,558,354	11,022,535
Total cost of revenue	9,293,303	16,561,005
Gross Profit	3,891,373	8,642,458
OPERATING EXPENSES:
General and administrative expenses	4,848,580	8,674,425
Depreciation expense	5,597	12,165
Total operating expenses	4,854,177	8,686,590
Loss from operations	(962,804)	(44,132)
OTHER INCOME (EXPENSE):
Interest income	1,917	2,199
Interest expense	(11,725)	(8,817)
Other income	—	273
Total other expense	(9,808)	(6,345)
Loss before provision for income taxes	(972,612)	(50,477)
Provision for income taxes	2,289	2,018
NET LOSS AND COMPREHENSIVE LOSS	$(974,901)	$(52,495)
WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET LOSS PER UNIT:
Basic	400	400
Diluted	400	400
NET LOSS PER UNIT:
Basic loss per unit	$(2,437.25)	$(131.24)
Diluted loss per unit	$(2,437.25)	$(131.24)
See accompanying notes to condensed consolidated financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2021	400	$4,000	$80,000	$2,638,995	$2,722,995
Net loss	—	—	—	(52,495)	(52,495)
Distributions	—	—	—	(659,363)	(659,363)
BALANCE—December 31, 2022	400	$4,000	$80,000	$1,927,137	$2,011,137
Net loss	—	—	—	(974,901)	(974,901)
Distributions	—	—	—	(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$80,000	$509,953	$593,953
See accompanying notes to condensed financial statements.

ABACUS SETTLEMENTS, LLC

CONDENSED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2023 AND YEAR ENDED DECEMBER 31,2022

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974,901)	$(52,495)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	19,157	25,184
Amortization expense	40,278	80,138
Amortization of deferred financing fees	11,725	7,817
Non-cash lease expense	1,210	1,631
Changes in operating assets and liabilities:
Related party receivables	397,039	187,622
Other receivables	101,203	(82,455)
Prepaid expenses	(198,643)	89,366
Other current assets	(26,211)	—
Other non-current assets		(7,246)
Certificate of deposit	—	656,250
State security deposit		(233)
Accrued payroll and other expenses	(17,466)	31,020
Contract liability—deposits on pending settlements	659,067	(1,356,641)
Accounts payable	(36,750)	36,750
Net cash used in operating activities	(24,292)	(383,292)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,394)	(64,099)
Purchase of intangible asset	—	(15,000)
Due from members and affiliates	(74,134)	15,088
Net cash used in investing activities	(182,528)	(64,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)	(10,446)
Financing fees		(23,450)
Distributions	(442,283)	(659,363)
Net cash used in financing activities	(443,694)	(693,259)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(650,514)	(1,140,562)
Beginning of period	1,458,740	2,599,302
End of period	$808,226	$1,458,740
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
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of Abacus’ revenue by major sources:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Agent	$7,143,016	$12,156,552
Broker	4,675,973	9,938,808
Client direct	1,365,687	3,108,103
Total	$13,184,676	$25,203,463

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
6.RETIREMENT PLAN
Abacus provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus are eligible to receive employer-matching contributions. Abacus may match contributions to the Plan, up to 4% of compensation. For the six months ended June 30, 2023 and the year ended December 31, 2022, Abacus made no discretionary contribution to the Plan.
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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Origination fee revenue	$2,952,837	$6,586,922
Commissions and transaction reimbursement revenue	140,960	8,656,885
Total	$3,093,797	$15,243,806

Cost	$11,656,637	$87,143,005
Face value	$96,674,080	$481,648,010
Total policies	72	333
Average Age	75	75
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
* Filed herewith
** Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on May 30, 2024.

ABACUS LIFE, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer

Date: May 30, 2024

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