Form 10-K/A
period 2023-12-31
Abacus Life, Inc.
filed 2024-06-12
CIK 1814287

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

The registrant had 63,984,567 shares of common stock, $0.0001 par value per share, outstanding as of June 7, 2024.

EXPLANATORY NOTE
Abacus Life, In. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amended 10-K No. 2”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “Original 10-K”), as amended by that Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 (the “Amended 10-K”), filed with the SEC on May 20, 2024, to update Item 15. to add the Consent of the Independent Registered Public Accounting Firm for their report on the financial statements of Abacus Settlements, LLC, a predecessor of the Company, that was inadvertently omitted from the Amended 10-K and to update the date of the Consent of the Independent Registered Public Accounting Firm for their report on the financial statements of Abacus Life, Inc. originally included in the Amended 10-K. We also updated the number of shares of common stock outstanding as of the latest practicable date on the Cover of the Amended 10-K No. 2.
The Company has attached to this Amended 10-K No. 2 updated certifications executed as of the date of this Amended 10-K No. 2 by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Amended 10-K No. 2.
Except as described above, no other amendments are being made to the Amended 10-K. This Amended 10-K No. 2 does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

Item 15. Exhibit and Financial Statement Schedules

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Exhibit Number	Description

21.1	Subsidiaries of the Company, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
23.1	Consent of Grant Thornton LLP
23.2	Consent of Grant Thornton LLP - Predecessor
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABACUS LIFE, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2024

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: June 12, 2024