Form 10-Q
period 2024-06-30
Abacus Life, Inc.
filed 2024-08-12
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 74,651,347 shares of common stock, $0.0001 par value per share, outstanding as of August 5, 2024.

ABACUS LIFE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,323,829	$25,588,668
Equity securities, at fair value	4,008,225	2,252,891
Accounts receivable	1,616,676	2,149,111
Accounts receivable, related party	150,213	79,509
Due from affiliates	1,170,589	1,007,528
Income tax receivables	2,435,239	—
Prepaid expenses and other current assets	932,598	699,127
Total current assets	101,637,369	31,776,834
Property and equipment, net	692,273	400,720
Intangible assets, net	26,352,123	29,623,130
Goodwill	139,930,190	140,287,000
Operating right-of-use assets	2,108,034	1,893,659
Life settlement policies, at cost	1,140,497	1,697,178
Life settlement policies, at fair value	207,571,413	122,296,559
Available-for-sale securities, at fair value	1,165,575	1,105,935
Other investments, at cost	1,750,000	1,650,000
Other assets	1,507,431	998,945
Equity securities, at fair value	—	96,107
TOTAL ASSETS	$483,854,905	$331,826,067
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$17,589,514	$13,029,632
Current portion of long-term debt, related party	28,170,326	—
Accrued expenses	2,176,515	4,354,225
Current operating lease liabilities	297,397	118,058
Due to affiliates	5,236	5,236
Due to former members	—	1,159,712
Contract liabilities, deposits on pending settlements	1,443,483	507,000
Accrued transaction costs	2,533,627	—
Other current liabilities	3,166,959	3,400,734
Income taxes payable	—	751,734

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	June 30, 2024 (unaudited)	December 31, 2023
Total current liabilities	55,383,057	23,326,331
Long-term debt, related party	11,799,715	37,653,869
Long-term debt, net	57,871,104	33,818,090
Long-term debt, at fair value, net	81,640,478	55,318,923
Non-current operating lease liabilities	1,946,140	1,796,727
Deferred tax liability	12,001,423	9,199,091
Warrant liability	6,363,500	6,642,960
TOTAL LIABILITIES	227,005,417	167,755,991
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 75,484,567 and 63,388,823 [1] shares issued at June 30, 2024 and December 31, 2023, respectively	7,548	6,339
Treasury stock - at cost; 1,048,226 and 146,650 shares repurchased at June 30, 2024 and December 31, 2023, respectively	(12,025,137)	(1,283,062)
Additional paid-in capital	303,237,878	199,826,278
Accumulated deficit	(34,514,318)	(34,726,135)
Accumulated other comprehensive income	64,324	108,373
Noncontrolling interest	79,193	138,283
Total stockholders' equity	256,849,488	164,070,076
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,854,905	$331,826,067
[1] The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Portfolio servicing revenue	$204,888	$354,366	$422,823	$590,057
Active management revenue	27,013,757	11,024,399	46,810,756	20,994,917
Origination revenue	1,857,457	—	3,329,707	—
Total revenues	29,076,102	11,378,765	50,563,286	21,584,974
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	2,742,081	973,400	5,462,293	1,462,950
Related party cost of revenue	1,453	—	2,138	—
Total cost of revenue	2,743,534	973,400	5,464,431	1,462,950
Gross Profit	26,332,568	10,405,365	45,098,855	20,122,024
OPERATING EXPENSES:
Sales and marketing	2,552,801	683,841	4,482,745	1,412,845
General and administrative (including stock-based compensation)	14,553,344	577,539	25,906,843	1,274,431
Loss on change in fair value of debt	1,199,463	1,445,229	3,912,090	2,398,662
Unrealized loss (gain) on equity securities, at fair value	362,482	(672,936)	(802,484)	(798,156)
Realized gain on equity securities, at fair value	(856,744)	—	(856,744)	—
Depreciation and amortization expense	1,750,452	1,098	3,432,506	2,141
Total operating expenses	19,561,798	2,034,771	36,074,956	4,289,923
Operating Income	6,770,770	8,370,594	9,023,899	15,832,101
OTHER INCOME (EXPENSE):
(Loss) gain on change in fair value of warrant liability	(667,500)	—	279,460	—
Interest expense	(4,529,187)	(584,075)	(8,199,632)	(941,458)
Interest income	639,906	—	1,061,332	7,457
Other income (expense)	195,470	121,601	142,442	(21,651)
Total other (expense)	(4,361,311)	(462,474)	(6,716,398)	(955,652)

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (CONT.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income before provision for income taxes	2,409,459	7,908,120	2,307,501	14,876,449
Income tax expense	1,757,710	1,184,571	2,931,223	528,104
NET INCOME (LOSS)	651,749	6,723,549	(623,722)	14,348,345
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(118,234)	(26,596)	(44,960)	(487,303)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$769,983	$6,750,145	$(578,762)	$14,835,648
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic	0.01	0.13	(0.01)	0.29
Earnings (loss) per share - diluted	0.01	0.13	(0.01)	0.29
Weighted-average stock outstanding—basic [1]	63,846,170	50,507,728	63,087,878	50,438,921
Weighted-average stock outstanding—diluted [1]	67,162,820	50,507,728	63,102,210	50,438,921

NET INCOME (LOSS)	$651,749	$6,723,549	$(623,722)	$14,348,345
Other comprehensive income (loss), net of tax or tax benefit:
Change in fair value of debt (risk adjusted)	(65,615)	(119,663)	(58,179)	(231,976)
Comprehensive income (loss) before non-controlling interests	586,134	6,603,886	(681,901)	14,116,369
Net and comprehensive loss attributable to non-controlling interests	(127,850)	(56,111)	(59,090)	(543,749)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$713,984	$6,659,997	$(622,811)	$14,660,118
[1] The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE AS OF December 31, 2023 (1)	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	(483,451)	—	—	—	(483,451)
Repurchase of common stock	—	—	(632,116)	(7,524,392)	—	—	—	—	(7,524,392)
Stock-based compensation	—	—	—	—	6,093,371	—	—	—	6,093,371
Warrant Conversions	387,235	39	—	—	4,453,164	—	—	—	4,453,203
Other comprehensive income (loss)	—	—	—	—	—	—	11,950	(4,514)	7,436
Net (loss) income	—	—	—	—	—	(1,348,745)	—	73,274	(1,275,471)
BALANCE AS OF March 31, 2024	63,776,058	$6,378	(778,766)	$(8,807,454)	$209,889,362	$(36,074,880)	$120,323	$207,043	$165,340,772
Deferred transaction costs	—	—	—	—	—	790,579	—	—	790,579
Common stock sale	11,500,000	1,150	—	—	91,998,850	—	—	—	92,000,000
Common stock sale transaction costs	—	—	—	—	(7,213,627)	—	—	—	(7,213,627)
Repurchase of common stock	—	—	(269,460)	(3,217,683)		—	—	—	(3,217,683)
Stock-based compensation	—	—	—	—	6,165,459	—	—	—	6,165,459
Warrant Conversions	208,509	20	—	—	2,397,834	—	—	—	2,397,854
Other comprehensive income (loss)	—	—	—	—	—	—	(55,999)	(9,616)	(65,615)
Net (loss) income	—	—	—	—	—	769,983	—	(118,234)	651,749
BALANCE AS OF June 30, 2024	75,484,567	$7,548	(1,048,226)	$(12,025,137)	$303,237,878	$(34,514,318)	$64,324	$79,193	$256,849,488
(1) The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.

See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONT.)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF December 31, 2022 (1)	50,369,350	$5,037	—	$—	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Distributions	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(85,382)	(26,931)	(112,313)
Net income (loss)	—	—	—	—	—	8,085,503	—	(460,707)	7,624,796
BALANCE AS OF March 31, 2023 (1)	50,369,350	$5,037	—	$—	$704,963	$33,572,826	$967,454	$411,900	$35,662,180
Distributions	—	—	—	—	—	(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	—	—	(10,841,551)	—	—	(10,841,551)
Public warrants	—	—	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,592,338	1,259	—	—	17,849,091	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	—	—	165,361,332	—	—	—	165,361,332
Other comprehensive loss	—	—	—	—	—	—	(90,148)	(29,515)	(119,663)
Net income (loss)	—	—	—	—	—	6,750,145	—	(26,596)	6,723,549
BALANCE AS OF June 30, 2023 (1)	62,961,688	$6,296	—	$—	$188,641,886	$(29,382,362)	$877,306	$355,789	$160,498,915
(1) The 2023 and 2022 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(623,722)	$14,348,345
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	3,432,506	2,141
Stock-based compensation	12,258,830	—
Amortization of debt issuance costs	451,234	—
Unrealized gain on equity securities, at fair value	(802,484)	(798,156)
Realized gain on equity securities, at fair value	(856,744)	—
Unrealized gain on policies, at fair value	(21,341,703)	(3,319,588)
Loss on change in fair value of debt	3,912,090	2,398,662
Gain on change in fair value of warrant liability	(279,460)	—
Non-cash interest income on available for sale security	(59,640)	—
Deferred income taxes	3,969,473	252,659
Non-cash interest expense	2,551,404	—
Non-cash lease expense	114,377	384
Changes in operating assets and liabilities:
Accounts receivable	532,435	(182,147)
Accounts receivable, related party	(70,704)	125,764
Prepaid expenses and other current assets	(233,471)	(193,462)
Other assets	(508,486)	(105,655)
Accounts payable	—	361,486
Accrued expenses	(2,177,710)	—
Accrued transaction costs	2,533,627	(725,685)
Contract liabilities, deposits on pending settlement	936,483	—
Other current liabilities	(1,717,402)	402,363
Income tax payable	(751,734)	—
Income tax receivable	(2,435,239)	—
Net change in life settlement policies, at fair value	(63,933,151)	(39,556,677)
Net change in life settlement policies, at cost	556,681	(11,374,605)
Net cash used in operating activities	(64,542,510)	(38,364,171)
CASH FLOWS FROM INVESTING ACTIVITIES:

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Six Months Ended June 30,
	2024	2023
Purchase of property and equipment	(350,917)	—
Purchase of intangible assets	(102,135)	—
Purchase of other investments, at cost	(100,000)	(300,000)
Change in due from affiliates	(163,061)	(6,760,627)
Net cash used in investing activities	(716,113)	(7,060,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt	51,946,891	35,206,351
Payment of discounts and financing costs	(1,688,926)	—
Issuance of long term debt, related party	—	25,000,000
Common stock sale	92,000,000	—
Common stock sale transaction costs	(5,730,000)	—
Repurchase of common stock	(10,742,075)	—
Transaction costs	(483,451)	(10,841,551)
Due to former members	(1,159,712)	(23,533,072)
Warrant conversions	6,851,057	—
Due to affiliates	—	10,151,369
Net cash provided by financing activities	130,993,784	35,983,097
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,735,161	(9,441,701)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	25,588,668	30,052,823
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$91,323,829	$20,611,122
SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,635,611	$773,282
Income taxes paid, net of refunds	2,691,871	—
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
The accompanying consolidated financial statements (“Interim Financial Statements”) are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) as contained in the Company’s Annual Report on Form 10-K. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Accordingly, the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on May 30, 2024, and as amended by Amendment No. 2 on Form 10-K/A, filed with the SEC on June 12, 2024 (“2023 Annual Report”). Refer to Note 2 in the Company’s 2023 Annual Report for the full list of the Company’s significant accounting policies. The details in those notes have not changed, except as discussed in Note 2 to the Interim Financial Statements and as a result of normal adjustments in the interim periods. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our 2023 Annual Report. We also may use certain other terms that are defined within these Interim Financial Statements.
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
The Interim Financial Statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, and the consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023, respectively, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, respectively. The Interim Financial Statements are not necessarily indicative of the results to be expected for the full year, or any other period. All references to financial information in the Interim Financial Statements in the condensed notes to Interim Financial Statements are unaudited.
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
Concentrations—Two customers accounted for 13% and 10% of total revenue for the three months ended June 30, 2024, respectively. Two customers accounted for 26% and 13% of total revenue for the six months ended June 30, 2024. Two customers accounted for 20% and 16% of total revenue for the three months ended June 30, 2023, respectively. Two customers accounted for 11% and 10% of total revenue for the six months ended June 30, 2023.
The Company purchases life insurance policies from various funds, directly from policy holders (“Client Direct”), or from Brokers or Agents representing policy holders (collectively “Seller” or “Sellers”). The

Company purchased life insurance policies from one Seller that accounted for 54% of the total policies purchased for the three months ended June 30, 2024. The Company purchased life insurance policies from three Sellers that accounted for 37%, 11% and 10% of the total policies purchased for the six months ended June 30, 2024. The Company did not purchase policies from any Seller that accounted for 10% or greater of the policies purchased for the three and six months ended June 30, 2023.
Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation.
3.BUSINESS COMBINATION
On June 30, 2023, LMA acquired Abacus through the Abacus Merger, which was accounted for using the acquisition method of accounting based on a business enterprise value of $165,361,332.
The preliminary purchase price was allocated among the identified net assets to be acquired. On June 30, 2023, the primary area of the acquisition accounting that was not yet finalized was our estimate of the impact of acquisition accounting on deferred income taxes. On June 30, 2024, we finalized our acquisition accounting related to deferred income taxes.
All valuation procedures were related to existing assets at the time of the acquisition as no new assets were identified as a result of procedures performed. Goodwill was recognized as a result of the acquisition, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Abacus. This was considered appropriate based on the determination that the Abacus Merger would be accounted for as a business acquisition under ASC 805. The allocation of the purchase price for Abacus Merger was as follows as finalized on June 30, 2024:

Net Assets Identified	Fair Value	Adjustments	June 30, 2023 (as finalized on June 30, 2024)
Intangibles	$32,900,000	$—	$32,900,000
Current Assets	1,280,100	—	1,280,100
Non-Current Assets	901,337	—	901,337
Deferred Tax Liabilities	(8,310,966)	356,810	(7,954,156)
Accrued Expenses	(524,400)	—	(524,400)
Other Liabilities	(1,171,739)	—	(1,171,739)
Net assets acquired	$25,074,332	$356,810	$25,431,142

Net Assets Identified	Fair Value	Adjustments	June 30, 2023 (as finalized on June 30, 2024)
Goodwill	140,287,000	(356,810)	139,930,190
Total purchase price	$165,361,332	$—	$165,361,332
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships-Agents	$12,600,000	5 years	Multi-period excess earnings method
Customer Relationships-Financing Entities	11,000,000	8 years	Multi-period excess earnings method
Internally Developed and Used Technology-APA	1,600,000	2 years	Relief from royalty method
Internally Developed and Used Technology-Marketplace	100,000	3 years	Replacement cost method
Trade Name	900,000	Indefinite	Relief from royalty method
Non-Compete Agreements	4,000,000	2 years	With and without method
State Insurance Licenses	2,700,000	Indefinite	Replacement cost method
Total Fair Value	$32,900,000
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Proforma revenue	$18,263,455	$34,769,650
Proforma net income	6,432,047	13,373,444

4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio servicing revenue:
Related party serving revenue	$120,670	$329,629	$305,855	$543,076
Portfolio servicing revenue	84,218	24,737	116,968	46,981
Total portfolio servicing revenue	204,888	354,366	422,823	590,057
Active management revenue:
Investment income from life insurance policies held using the investment method	7,393	8,263,499	507,393	16,655,833
Revenue from fee-based services and realized and unrealized gains from life insurance policies held using the fair value method	27,006,364	2,760,900	46,303,363	4,339,084
Total active management revenue	27,013,757	11,024,399	46,810,756	20,994,917
Origination revenue:
Agent	1,297,002	—	1,854,502	—
Broker	478,900	—	1,362,150	—
Client direct	81,555	—	113,055	—
Total origination revenue	1,857,457	—	3,329,707	—
Total revenue	$29,076,102	$11,378,765	$50,563,286	$21,584,974
Contract Balances—We had no contract assets at June 30, 2024 and December 31, 2023. The balances of contract liabilities arising from originated contracts with customers were as follows:

	June 30, 2024	December 31, 2023
Contract liabilities, deposits on pending settlements	$1,443,483	$507,000
Total contract liabilities	$1,443,483	$507,000

Revenue recognized during the first quarter of 2024 that was included in our contract liabilities balance at December 31, 2023 was $507,000, less $347,000 intercompany revenue that was eliminated in consolidation.
5.LIFE SETTLEMENT POLICIES
As of June 30, 2024, the Company held 458 life settlement policies, of which 452 were accounted for using the fair value method and 6 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $744,204,632 as of June 30, 2024, with a corresponding fair value of $207,571,413. The aggregate face value of policies accounted for using the investment method was $3,725,000 as of June 30, 2024, with a corresponding carrying value of $1,140,497. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.

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
At June 30, 2024, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt, for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of June 30, 2024:
Policies Carried at Fair Value:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	5	$10,300,000	$10,300,000	$8,613,599
1-2	21	10,699,565	13,956,836	9,144,801
2-3	53	111,626,442	108,026,835	54,014,913
3-4	59	108,955,620	110,369,108	46,779,787
4-5	46	69,995,254	68,382,407	22,873,318
Thereafter	268	432,627,751	433,817,206	66,144,995
Total	452	$744,204,632	$744,852,392	$207,571,413
Policies accounted for using the investment method:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
1-2	1	$625,000	$650,059	$329,714
2-3	2	2,250,000	2,250,000	468,095
4-5	2	750,000	750,000	327,942
Thereafter	1	100,000	100,331	14,746
Total	6	$3,725,000	$3,750,390	$1,140,497
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of June 30, 2024, are as follows:

2024 remaining	$36,001
2025	93,058
2026	67,821
2027	42,421
2028	22,185
Thereafter	154,286
Total	$415,772

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
6.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	June 30, 2024	December 31, 2023
Computer equipment	$691,868	$356,939
Furniture and fixtures	91,125	91,125
Leasehold improvements	38,405	22,418
Property and equipment—gross	821,398	470,482
Less: accumulated depreciation	(129,125)	(69,762)
Property and equipment—net	$692,273	$400,720
Depreciation expense for the three months ended June 30, 2024 and 2023, was $44,418 and $1,098, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023, was $59,363 and $2,141, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $140,287,000 was recognized as a result of the Business Combination, which represents the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combination, for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

	Portfolio Servicing	Active Management	Originations
Goodwill at December 31, 2023	$—	$—	$140,287,000
Adjustments	—	—	(356,810)
Goodwill at June 30, 2024	$—	$—	$139,930,190
Intangible assets acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Agents	$12,600,000	5 years	Multi-period excess-earnings method
Customer Relationships - Financial Relationships	11,000,000	8 years	Multi-period excess-earnings method
Internally Developed and Used Technology—APA	1,600,000	2 years	Relief from Royalty Method
Internally Developed and Used Technology—Market Place	100,000	3 years	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Non-Compete Agreements	4,000,000	2 years	With or Without Method

Asset Type	Fair Value	Useful Life	Valuation Methodology
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Total intangible assets	$32,900,000
Intangible assets and related accumulated amortization are as follows:

	June 30, 2024
Definite-lived Intangible Assets:	Gross Value	Accumulated Amortization	Net Book Value
Customer Relationships - Agents	$12,600,000	$(2,520,000)	$10,080,000
Customer Relationships - Financial Relationships	11,000,000	(1,375,000)	9,625,000
Internally Developed and Used Technology—APA	1,600,000	(800,000)	800,000
Internally Developed and Used Technology—Market Place	100,000	(33,333)	66,667
Non-Compete Agreements	4,000,000	(2,000,000)	2,000,000
Total definite-lived intangible assets	$29,300,000	$(6,728,333)	$22,571,667

Indefinite-lived Intangible Assets:
Trade Name	$900,000	$—	$900,000
State Insurance Licenses	2,700,000	—	2,700,000
Total intangible assets	$32,900,000	$(6,728,333)	$26,171,667

All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite lived intangible assets was $1,682,083 and $— for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for definite lived intangible assets was $3,364,167 and $— for the six months ended June 30, 2024 and 2023, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2024 remaining	$3,364,167
2025	5,328,333
2026	3,911,667
2027	3,895,000
2028	2,635,000
Thereafter	3,437,500
Total	$22,571,667
The Company also had other intangible assets of $180,456 and $87,297, net of related amortization, as of June 30, 2024 and December 31, 2023, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds an investment in a convertible promissory note in a separate unrelated insurance technology company. This unrelated insurance technology company is a producer of life expectancy reports. The Company purchases life expectancy reports and uses them as an input into the valuation methodology for policies held at fair value. We evaluated our relationship with the unrelated insurance technology company and determined that the Company does not have control or influence over the unrelated insurance technology company’s decision-making process. The $1,000,000 Convertible Promissory Note principal bears an 8% interest rate and matures on September 30, 2025.

The Company applies the available-for-sale method of accounting for its investment in the Convertible Promissory Note, which is a debt investment. The Convertible Promissory Note does not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Note as a long-term investment. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of June 30, 2024 and December 31, 2023, the Company evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,165,575 and $1,105,935, which includes accrued accumulated interest income of $165,575 and $105,935, respectively. There was no unrealized gain or loss or credit losses recorded since inception. Interest income recognized for the three months ended June 30, 2024 and 2023 was $19,945 and $—, respectively. Interest income recognized for the six months ended June 30, 2024 and 2023 was $59,640 and $—, respectively.
9.OTHER INVESTMENTS AND OTHER NONCURRENT ASSETS
Other Investments, at Cost:
Convertible Preferred Stock Ownership—The Company owns convertible preferred stock in two entities. The value of the combined investment in these two entities was $1,750,000 and 1,650,000 as of June 30, 2024 and December 31, 2023, respectively.
The Company applies the measurement alternative for its investments in the Preferred Stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three and six months ended June 30, 2024.
Other Assets—The Company’s other assets are mainly composed of cash deposits in compliance requirements in various states. As of June 30, 2024 and December 31, 2023, the balance of other assets was $1,507,431 and $998,945, respectively.
Equity Securities, at Fair Value:
S&P Options—The Company invested in S&P 500 call options, which were purchased through a broker as an economic hedge related to the market-indexed debt instruments included in the long-term debt note. The value is based on stock owned and quoted market prices in active markets. Changes in fair value are recorded in the unrealized gain on investments line item on the consolidated statements of operations and comprehensive (loss) income. Refer to Note 22, Subsequent Events, for additional discussion. As of June 30, 2024 and December 31, 2023, the value of the S&P 500 options was $4,008,225 and $2,348,998, respectively, recorded in the following accounts on the consolidated balance sheets:

	June 30, 2024	December 31, 2023
Current assets:
Equity securities, at fair value	$4,008,225	$2,252,891
Non-current assets:
Equity securities, at fair value	—	96,107
Total equity securities, at fair value	$4,008,225	$2,348,998

10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VOEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2023 Annual Report, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. As of June 30, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $113,277,232 and liabilities of $95,034,640, respectively. As of December 31, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $77,132,592 and $65,031,207, respectively. The Company did not deconsolidate any entities during the period ended June 30, 2024, or during the year ended December 31, 2023.
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
Revenue related to the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio servicing	$204,888	$354,366	$422,823	$590,057
Active management	27,013,757	11,024,399	46,810,756	20,994,917
Originations	5,666,274	—	10,690,478	—
Total revenue (including intersegment)	32,884,919	11,378,765	57,924,057	21,584,974
Intersegment eliminations	(3,808,817)	—	(7,360,771)	—
Total revenue	$29,076,102	$11,378,765	$50,563,286	$21,584,974
Cost of revenue related to the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio servicing	$168,671	$431,071	$531,063	$756,185
Active management (including stock-compensation)	852,418	542,329	1,810,890	706,765
Originations	3,923,762	—	7,289,770	—
Total expenses (including intersegment)	4,944,851	973,400	9,631,723	1,462,950
Intersegment eliminations	(2,201,317)	—	(4,167,292)	—
Total cost of revenue	$2,743,534	$973,400	$5,464,431	$1,462,950

Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income (loss) attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio servicing	$36,217	$(76,705)	$(108,240)	$(166,128)
Active management	26,161,339	10,482,070	44,999,866	20,288,152
Originations	1,742,512	—	3,400,708	—
Gross profit (including intersegment)	27,940,068	10,405,365	48,292,334	20,122,024
Intersegment eliminations	(1,607,500)	—	(3,193,479)	—
Total gross profit	26,332,568	10,405,365	45,098,855	20,122,024

Sales and marketing	(2,552,801)	(683,841)	(4,482,745)	(1,412,845)
General and administrative (including stock-based compensation)	(14,553,344)	(577,539)	(25,906,843)	(1,274,431)
Depreciation and amortization expense	(1,750,452)	(1,098)	(3,432,506)	(2,141)
Other income (expense)	195,470	121,601	142,442	(21,651)
(Loss) gain on change in fair value of warrant liability	(667,500)	—	279,460	—
Interest expense	(4,529,187)	(584,075)	(8,199,632)	(941,458)
Interest income	639,906	—	1,061,332	7,457
Loss on change in fair value of debt	(1,199,463)	(1,445,229)	(3,912,090)	(2,398,662)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized loss (gain) on equity securities, at fair value	(362,482)	672,936	802,484	798,156
Realized gain on equity securities, at fair value	856,744	—	856,744	—
Income tax expense	(1,757,710)	(1,184,571)	(2,931,223)	(528,104)
Less: Net loss attributable to non-controlling interests	118,234	26,596	44,960	487,303
Net income (loss) attributable to common stockholders	$769,983	$6,750,145	$(578,762)	$14,835,648
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
For the three and six months ended June 30, 2024 and 2023, our operations were confined to the United States.
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
For the three months ended June 30, 2024 and 2023, the Company incurred $— and $— of expenses related to the Expense Support Agreement. For the six months ended June 30, 2024 and 2023, the Company incurred $— and $29,721 of expenses related to the Expense Support Agreement. This expense is included in the other income (expense) line of the consolidated statements of operations and comprehensive (loss) income and have not been reimbursed by the Providers.
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

	Fair Value Hierarchy
As of June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$207,571,413	$207,571,413
Available-for-sale securities, at fair value	—	—	1,165,575	1,165,575
Equity securities, at fair value	4,008,225	—	—	4,008,225
Total assets held at fair value	$4,008,225	$—	$208,736,988	$212,745,213

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$17,589,514	$17,589,514
Long-term debt, at fair value	—	—	81,640,478	81,640,478
Private placement warrants	—	—	6,363,500	6,363,500
Total liabilities held at fair value:	$—	$—	$105,593,492	$105,593,492

	Fair Value Hierarchy
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$122,296,559	$122,296,559
Available-for-sale securities, at fair value	—	—	1,105,935	1,105,935
Equity securities, at fair value	2,348,998	—	—	2,348,998
Total assets held at fair value	$2,348,998	$—	$123,402,494	$125,751,492

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$13,029,632	$13,029,632
Long-term debt, at fair value	—	—	55,318,923	55,318,923
Private placement warrants	—	—	6,642,960	6,642,960
Total liabilities held at fair value:	$—	$—	$74,991,515	$74,991,515
Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policies using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.

For policies carried at fair value, the valuation is based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a blended average discount rate of 21% and 21% for policy valuations at June 30, 2024 and at December 31, 2023, respectively, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements.
For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,140,497 and $1,697,178 at June 30, 2024 and at December 31, 2023, respectively.
Discount Rate Sensitivity—21% was determined to be the weighted average discount rate used to estimate the fair value of policies held by LMA and its investment funds. If the discount rate increased or decreased by two percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2024, would be as follows:

As of June 30, 2024	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$194,281,144	$(13,290,269)
No change	207,571,413
-2%	224,830,721	17,259,308
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of June 30, 2024:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
John Hancock Life Insurance Company (U.S.A.)	20.0%	13.0%	A+
The following table provides a roll forward of the fair value of life insurance policies for the six months ended June 30, 2024:

Fair value at December 31, 2023	$122,296,559
Policies purchased	135,265,141
Matured/sold policies	(71,331,990)
Realized gain on matured/sold policies	23,549,473
Premiums paid	(5,547,086)
Unrealized gain on held policies	21,341,703
Change in estimated fair value	39,344,090
Realized gain on matured/sold policies	(23,549,473)
Premiums paid	5,547,086
Fair value at June 30, 2024	$207,571,413
Long-Term Debt—See Note 14, Long-Term Debt, for background information on the market-indexed debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. The valuation methodology is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Series 2024, Inc., LMATTS Growth Series 2.2024, Inc., and LMATTS Growth and Income Series 1.2026, Inc. notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.
The total change in fair value of the debt resulted in a loss of $1,287,354 and $3,990,020 for the three and six months ended June 30, 2024, respectively. This loss was comprised of $55,999 and $44,049, net of tax, which is included within accumulated other comprehensive income, as well as $9,616 and $14,130 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios for the three and six months ended June 30, 2024, respectively. The Company recognized a loss of $1,199,463 and $3,912,090 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within loss on change in fair value of debt within the consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2024, respectively.
The following table provides a roll forward of the fair value of the outstanding debt for the six months ended June 30, 2024:

Fair value at December 31, 2023	$68,348,556
Debt issued to third parties	26,946,891
LMA Income Series, LP excess return accrual	235,231
Unrealized loss on change in fair value (risk-free)	3,912,090
Unrealized loss on change in fair value (credit-adjusted) included in OCI	59,003
Unrealized gain on change in fair value (credit-adjusted) included in equity of NCI	18,927
Change in estimated fair value of debt	3,990,020
Deferred issuance costs	(290,706)
Fair value at June 30, 2024	$99,229,992
Private Placement Warrants—The Company had 8,900,000 Private Placement Warrants outstanding as of June 30, 2024 and December 31, 2023. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive (loss) income.
The Private Placement Warrants were considered a Level 3 fair value measurement using a binomial lattice model in a risk-neutral framework. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The implied volatility as of the Business Combination date was derived from observable public warrant traded price provided by Bloomberg LP.

The following table presents the key assumptions in the analysis:

Private Placement Warrants
Expected implied volatility	de minimis
Risk-free interest rate	4.09%
Term to expiration	5.0 years
Exercise price	$11.50
Common Stock Price	$10.03
Dividend Yield	—%
The subsequent changes in the value of the private warrants is based on the changes in the value of the public warrants as of the relevant reporting date due to mostly identical terms between the Private Placement Warrants and the Public warrants, except as noted above. The noted exceptions were determined not to have a significant impact on the valuation of the Private Placement Warrants when using the change in the value of the Public Warrants.
Equity Securities, at Fair Value: S&P 500 Options—In February 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, purchased and sold S&P 500 call and put options through a broker. The Company purchased and sold additional S&P 500 call options through a broker in September 2022 through their 100% owned and fully consolidated subsidiaries LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1.2026, Inc. The options are exchange traded, and fair value is determined using Level 1 inputs of quoted market prices as of the consolidated balance sheets dates. Changes in fair value are classified as unrealized (gain)/loss on investments within the consolidated statements of operations and comprehensive (loss) income. Refer to Note 22, Subsequent Events, for additional discussion.
Available-for-Sale Securities, at Fair Value—The Convertible Promissory Note is classified as an available-for-sale security. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of June 30, 2024 and December 31, 2023, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $1,165,575 and $1,105,935, respectively.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, and due from and to affiliates approximates fair value, and income tax receivables due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	June 30, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	$10,425,475	$12,194,710	$9,124,944	$9,477,780
LMATT Growth Series 2.2024, Inc.	3,480,758	4,610,009	2,981,480	3,551,852
LMATT Growth & Income Series 1.2026, Inc	560,000	784,795	492,582	569,862
Secured borrowing, at fair value:

	June 30, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
LMA Income Series, LP	22,603,441	22,603,441	22,368,209	22,368,209
LMA Income Series II, LP	59,327,743	59,327,743	32,380,852	32,380,852
Deferred issuance costs	(290,706)	(290,706)	—	—
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	60,650,000	60,650,000	35,650,000	35,650,000
SPV Purchase and Sale Note	28,170,326	28,170,326	26,538,004	26,538,004
Sponsor PIK Note	11,799,715	11,799,715	11,115,865	11,115,865
Deferred issuance costs and discounts	(2,778,896)	(2,778,896)	(1,831,910)	(1,831,910)
Total debt	193,947,856	197,071,137	138,820,026	139,820,514
Less current portion of:
long-term debt, at fair value	(14,466,233)	(17,589,514)	(11,440,236)	(13,029,632)
long-term debt, related party	(28,170,326)	(28,170,326)	—	—
Total long-term debt	$151,311,297	$151,311,297	$127,379,790	$126,790,882
Fixed Rate Senior Unsecured Notes
On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“Fixed Unsecured Notes”). The net proceeds after related debt issue costs, were used by the Company to repay debt and for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.
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
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in December of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of June 30, 2024, $8,816,900 of the principal amount remained outstanding of which $200,000 is owed to LMA. LMA’s investment is eliminated in consolidation.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2024 and December 31, 2023, the fair value of the LMATT Series 2024, Inc. notes was $12,194,710 and $9,477,780, respectively.
The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 call options, and life settlement policies totaling $12,642,141 as of June 30, 2024. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMATT Growth Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in July of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 20%, the investment will experience all subsequent losses on a one-to-one basis. As of June 30, 2024, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2024 and December 31, 2023, the fair value of the LMATT Series 2.2024, Inc. notes were $4,610,009 and $3,551,852, respectively. Refer to Note 22, Subsequent Events, for additional discussion.
The notes are secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which includes cash, S&P 500 call options, and life settlement policies totaling $3,937,521 as of June 30, 2024. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in July of 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. After the underlying index has decreased in value by more than 10%, the investment will experience all subsequent losses on a one-to-one basis. This note also includes a 4% dividend feature that will be paid annually. As of June 30, 2024, the entire principal amount remained outstanding.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2024 and December 31, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes were $784,795 and 569,862, respectively. Refer to Note 22, Subsequent Events, for additional discussion.
The notes are secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which includes cash, S&P 500 call options, and life settlement policies totaling $507,258 as of June 30, 2024. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing company are considered as collateral. There are also no restrictive covenants associated with the note with which the entity must comply.

LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
On September 2, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years will end in December 2025 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and six months ended June 30, 2024.
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
Dividends paid and accrued are included in interest expense. The excess dividend returns will not be paid by LMA Income Series, LP until termination, are considered non-cash interest expense, and are included in the principal balance outstanding. As of June 30, 2024 and December 31, 2023, $713,997 and $478,765 in non-cash interest expense was added to the outstanding principal balance, respectively.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2024 and December 31, 2023, the fair value of the secured borrowing was $22,603,441 and $22,368,209, respectively.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years will end in March 2026 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. The limited partners received annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 7.5%; between $500,000 and $1,000,000, 7.75%; over $1,000,000, 8%. Thereafter, 100% of the excess to be paid to the General Partner.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and six months ended June 30, 2024.
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
During 2024, LMA Income Series II, GP, LLC through the LMA Income Series II, LP admitted additional limited partners into the fund. The additional limited partnership interests amounted to $26,946,891 as of June 30, 2024. LMA Income Series II, GP plans to continue admitting new limited partners. In addition to new partnership interests, an amendment to the limited partnership was signed to add redemption opportunities for limited partners and extend the maturity date of the fund. The first redemption date is March 31, 2026, but limited partners can elect to stay in the fund at the same terms. If a limited partner elects to stay invested, the next redemption date would be June 30, 2027 with a final maturity date of December 31, 2028. Along with these redemption windows, the amendment also increased the Preferred Return Amount by fifty basis points annually across all tiers. The amendment became effective April 1, 2024.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2024 and December 31, 2023, the fair value of the secured borrowing was $59,327,743 and $32,380,852, respectively.
Sponsor PIK Note
On the June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.00% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of June 30, 2024 and December 31, 2023, $1,328,067 and $644,217 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
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
SPV extended an additional principal amount of $15,000,000 bringing the total SPV Purchase and Sale Note to $25,000,000. The Company is able to borrow additional funds from SPV. The interest accrues at a rate of 12% per year, accrued quarterly, all of which is to be paid in-kind by the Company by increasing the principal amount of the SPV Purchase and Sale Note on each interest payment date and is not required to be paid until maturity on July 5, 2026, three years after the closing of the SPV Purchase and Sale Note, subject to two automatic extensions of one-year each without any amendment of the relevant documentation.
As of June 30, 2024 and December 31, 2023, $3,170,326 and $1,538,004 in non-cash interest expense was added to the outstanding principal balance, respectively. Refer to Note 22, Subsequent Events, for our discussion on our early repayment of the SPV Purchase and Sale Note.

The following table shows scheduled principal payments by year for our long-term debt as of June 30, 2024:

	Payments by Year
	2024 remaining	2025	2026	2027	2028	Thereafter	Total
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	$12,194,710	$—	$—	$—	$—	$—	$12,194,710
LMATT Series 2.2024, Inc.	4,610,009	—	—	—	—	—	4,610,009
LMATT Growth & Income Series 1.2026, Inc.	784,795	—	—	—	—	—	784,795
Secured borrowing, at fair value:
LMA Income Series, LP	—	22,603,441	—	—	—	—	22,603,441
LMA Income Series II, LP	—	—	59,327,743	—	—	—	59,327,743
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	—	—	—	—	60,650,000	—	60,650,000
SPV Purchase and Sale Note	28,170,326	—	—	—	—	—	28,170,326
Sponsor PIK Note	—	—	—	—	11,799,715	—	11,799,715
	$45,759,840	$22,603,441	$59,327,743	$—	$72,449,715	$—	$200,140,739
15.STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2024, there were 75,484,567 shares of common stock issued, of which 74,436,341 are outstanding and 1,048,226 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
The equity structure has been recast in all comparative periods up to the Closing Date of June 30, 2023 to reflect the number of shares of the Company’s common stock, 0.0001 par value per share, issued to legacy LMA’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to legacy LMA common stock prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 0.8 established in the Business Combination. As of June 30, 2023, this resulted in 62,961,688 shares of common stock issued and outstanding. As of December 31, 2023, there were 63,388,823 shares of common stock issued, of which 63,242,173 are outstanding and 146,650 shares were held as treasury stock.
On June 20, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler & Co., TD Securities (USA) LLC, B. Riley Securities, Inc. and KKR Capital Markets LLC, as representatives (“Representatives”) of the several underwriters (the “Underwriters”), relating to the underwritten offering of 10,000,000 shares of common stock, par value $0.0001 per share, of the Company’s common stock announced on June 13, 2024. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,500,000 additional shares of Common Stock (the “Option”). On June 21, 2024, the Underwriters exercised the Option in full. The Offering closed on June 24, 2024. On June 24, 2024, The Company received

$86,270,000 net proceeds from the sale of its common stock, which was net of $5,730,000 in related transaction costs. As of June 30, 2024 the Company had accrued $1,483,627 for related transaction costs.
Public Warrants
As of June 30, 2024, the Company had 16,654,240 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire five years from the purchase date for July 27, 2020 or August 25, 2020, the dates of the initial public offering and over-allotment, respectively, by the Sponsor, or earlier upon redemption or liquidation.
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
The Company accounts for the Public Warrants as equity instruments. The Company estimated that the fair value of the warrants upon the Business Combination was approximately $4.73 million, or $0.274 per Public Warrant, using the binomial lattice model. The fair value of the warrants was estimated as of the date of grant using the following assumptions: (1) risk-free interest rate of 4.09%, (2) term to expiration of 5.00 years, (3) exercise price of $11.50 and (4) stock price of $10.03. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity on June 30, 2023.

During 2024, the Company’s share price reached the warrant exercise price of $11.50. Certain public warrant holders redeemed their warrants for the Company’s common stock. As of June 30, 2024, the Company received $6,851,057 from the exercise of 595,744 public warrants.
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
As of June 30, 2024, $2,974,863 remained available for repurchase under the authorization approved by the Company’s board of directors. The authorization for the stock repurchase program may be suspended, terminated, increased or decreased by our board of directors at any time without prior notice.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	146,650	$1,283,062	$8.82
January 1, 2024 to January 31, 2024	316,800	3,664,552	$11.61
February 1, 2024 to February 29, 2024	200,916	2,480,383	$12.35
March 1, 2024 to March 31, 2024	114,400	1,379,457	$12.06
April 1, 2024 to April 30, 2024	173,197	2,081,859	$12.02
May 1, 2024 to May 31, 2024	96,263	1,135,824	$11.81
As of June 30, 2024	1,048,226	$12,025,137	$11.61
16.STOCK- BASED COMPENSATION
Long-term Incentive Plan:
In October 2023, the Compensation Committee approved the issuance of 2,468,500 restricted stock units (“RSUs”) to executives, employees and directors as part of the Company’s 2023 Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan”). This plan provides for equity-based awards, including restricted stock units, performance stock units (“PSU”), stock options and unrestricted shares of common stock, may be granted to officers, key employees and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Equity Plan. The expense associated with these awards will be based on the fair value of the stock as of the grant date, where the Company will elect to straight line recognition over the vesting period, which is three years.
In April 2024, the Company’s Board of Directors adopted a resolution to amend the Long-Term Incentive Plan to update certain terms and increase the RSUs available for future equity-based awards by 5,000,000 shares and provided for an additional 5,000,000 shares to be available for incentive stock options in the Company’s common stock bringing the total authorized shares available for awards to 13,164,991. This resolution was approved by the Company’s shareholders during the Company’s annual shareholder meeting in June 2024.
Under the approved Long-term Incentive Plan, generally, each RSU entitles the unit holder to one share of common stock when the restriction expires. RSUs have service conditions associated with them that range from one to three years. In our plan, subject to continuous employment, employees that were part of the Company at the time of the Merger, the vesting periods are 9 months for the 10% and 33 months for the 90% of the Initial Annual Awards. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of Class A common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur. Stock options generally expire after ten years and vest equally over three years from the grant date.
After the approved amendment to the Long-Term Incentive Plan, 10,244,728 shares of common stock remained available for issuance.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of June 30, 2024 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2023	2,429,500	$6.16
Granted	108,000	$12.37
Vested	—	$—
Forfeited	(1,500)	$6.16
Restricted stock units, unvested, June 30, 2024	2,536,000	$6.42
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2023	—	$—
Granted	345,263	$3.91
Exercised	—	$—
Expired or cancelled	—	$—
Options exercisable, June 30, 2024	345,263	$3.91
Compensation costs recognized for RSUs and stock options were $1,581,827 and $— for the three months ended June 30, 2024 and 2023, respectively. Compensation costs recognized for RSUs and stock options were $3,091,566 and $— for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, $322,606 and $1,259,221 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income, respectively. For the six months ended June 30, 2024, $645,213 and $2,446,353 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income, respectively.
As of June 30, 2024, there was approximately $13,190,331 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 2.1 years.
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

CEO Stock-based compensation expense is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$4,583,632	$—	$9,167,264	$—
Restricted Stock activity relative to the CEO as of June 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,569,922	$10.03
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2024	4,569,922	$10.03
As of June 30, 2024, unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO was $27,501,791 with a remaining contractual life of 1.5 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee compensation and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended June 30, 2024 and 2023, the Company recognized expenses related to the 401(k) Plan amounting to $90,716 and $13,075, respectively. For the three months ended June 30, 2024 and 2023, the Company did not make discretionary contributions. For the six months ended June 30, 2024 and 2023, the Company recognized expenses related to the 401(k) Plan amounting to $199,532 and $25,315, respectively. For the three and six months ended June 30, 2024 and 2023, the Company did not make discretionary contributions.
18.INCOME TAXES
Before June 30, 2023 the date of the Merger, LMA and Abacus had elected to file as an S corporation for federal and state income tax purposes, as such, neither LMA nor Abacus incurred federal or state income taxes, except for income taxes related to LMA’s consolidated variable interest entities (VIE) and subsidiaries which are taxable C corporations. These VIEs and subsidiaries include LMATT Series 2024, Inc., the wholly owned subsidiary of LMX, which is consolidated into LMA as a VIE, as well as LMATT Growth Series 2.2024, Inc., a wholly owned subsidiary of LMA Series, LLC, and LMATT Growth and Income Series 1.2026, Inc., a wholly owned subsidiary of LMA Series, LLC, all of which are 100% owned subsidiaries and fully consolidated. Accordingly, the provision for income taxes was attributable to amounts for LMATT Series 2024, Inc, LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1,2026, Inc. After the Merger, both LMA and Abacus are considered disregarded entities of the Company, a C corporation for federal and state income tax purposes.
For the three months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $1,757,710 and $1,184,571, respectively. The effective tax rate is 73.0% for the three months ended

June 30, 2024 primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m). The effective rate for the three months ended June 30, 2023 was 15.0% due to the impact of the VIEs.
For the six months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $2,931,223 and $528,104, respectively. The effective tax rate is 127.0% for the six months ended June 30, 2024 primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m). The effective rate for the six months ended June 30, 2023 was 3.5% due to the impact of the VIEs.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at June 30, 2024 and December 31, 2023, and did not recognize any interest or penalties related to uncertain tax positions at June 30, 2024, and December 31, 2023. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive (loss) income during 2024.
19.RELATED-PARTY TRANSACTIONS
As of June 30, 2024 and December 31, 2023, $5,236 and $5,236, respectively, were due to affiliates. As of June 30, 2024 and December 31, 2023, $1,170,589 and $1,007,528, respectively, was due from affiliates. The majority of the due from affiliate amount as of December 31, 2023 represents transaction costs incurred by the Company related to the formation of an investment fund being registered under the Investment Company Act of 1940 that will be reimbursed upon regulatory approval and effectiveness of the investment fund and subsequent sale of shares in the investment fund.
The SPV Purchase and Sale Note of $28,170,326 is a related party transaction given the transfer of cash and policies between the Company and the SPV, which is jointly owned by the Sponsor and former members of LMA and Abacus. The Sponsor PIK Note for $11,799,715 is also recorded as a related party transaction given the relationship between the Sponsor and the Company. Refer to Note 22, Subsequent Events, for additional discussion.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company earns service revenue related to policy and administrative services on behalf of the Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $120,670 and $329,629 in service revenue related to the Nova Funds for the three months ended June 30, 2024 and 2023, respectively. The Company earned $305,855 and $543,076 in service revenue related to the Nova Funds for the six months ended June 30, 2024 and 2023, respectively. The Company incurred transition costs with the Nova funds of $1,453 and $2,138 for the three and six months ended June 30, 2024, respectively.
As of June 30, 2024, and December 31, 2023, there were $150,213 and $79,509, respectively, owed by the Nova Funds, which are included as related-party receivables in the consolidated balance sheets.
After the Merger, the Company also originates policies for the Nova Funds. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For the three and six months ended June 30, 2024 and 2023 the Company did not earn any related party origination revenue from the Nova Funds. No transaction costs with the Nova Funds were incurred for the three and six months ended June 30, 2023.
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
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Assets:
Operating lease right-of-use assets	$2,108,034	$1,893,659

Liabilities:
Current operating lease liability	297,397	118,058
Non-current operating lease liability	1,946,140	1,796,727
Total lease liability	$2,243,537	$1,914,785
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$128,607	$12,471	$250,440	$24,942
Variable lease cost	125,476	7,704	146,245	8,925
Total lease cost	$254,083	$20,175	$396,685	$33,867
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of the lease liability
Operating cash flows from operating leases	$289,498	$24,557
ROU assets obtained in exchange for new lease liabilities	359,352	—

The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Six Months Ended June 30,
	2024	2023
Weighted-average remaining lease term (in years)	5.51	1.00
Weighted-average discount rate	9.67%	3.54%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at June 30, 2024 are as follows:

Operating leases
Remaining of 2024	$23,840
2025	553,953
2026	570,602
2027	587,694
2028	605,268
Thereafter	623,490
Total operating lease payments (undiscounted)	2,964,847
Less: Imputed interest	(721,310)
Lease liability as of June 30, 2024	$2,243,537
21.EARNINGS (LOSS) PER SHARE
Basic earnings or (loss) per share represents net loss or income attributable to ordinary stockholders divided by the weighted average number of common stock outstanding during the reported period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings or (loss) per common share attributable to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, except in periods when there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted earnings or loss per common share applicable to common shareholders by application of the treasury stock method using average market prices during the period.
The shares issuable upon exercise of the Public Warrants, Private Placement Warrants, or stock options will not impact the total dilutive weighted average shares outstanding unless and until the price of our common stock exceeds the respective strike price. If and when the price of our common stock exceeds the respective strike price of any of the warrants or stock options, we will include the dilutive effect of the additional shares that may be issued upon exercise of the warrants in total dilutive weighted average shares outstanding, which we calculate using the treasury stock method.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	$769,983	$6,750,145	$(578,762)	$14,835,648
Weighted average shares outstanding for basic earnings (loss) per share	63,846,170	50,507,728	63,087,878	50,438,921
Basic earnings (loss) per share	$0.01	$0.13	$(0.01)	$0.29
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	$769,983	$6,750,145	$(578,762)	$14,835,648
Reversal of gain on change in fair value of warrant liability	—	—	(208,631)	—
Numerator used to calculate diluted earnings (loss) per share	$769,983	$6,750,145	$(787,393)	$14,835,648

Weighted average shares outstanding for basic earnings (loss) per share	63,846,170	50,507,728	63,087,878	50,438,921
Effect of dilutive shares outstanding:
RSUs	1,399,765	—	—	—
Restricted Stock	1,916,885	—	—	—
Private Placement Warrants	—	—	14,332	—
Weighted average shares for diluted earnings (loss) per share	67,162,820	50,507,728	63,102,210	50,438,921
Diluted earnings (loss) per share	$0.01	$0.13	$(0.01)	$0.29
22.SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is disclosed below.
Planned acquisitions
On July 18, 2024, the Company entered into a share purchase agreement to acquire Carlisle Management Company SCA (“Carlisle”), a leading Luxembourg-based investment manager in the life settlement space, for approximately $200 million. Carlisle shareholders will receive consideration in the form of the Company’s common stock and the Company’s Fixed Rate Senior Unsecured Notes due in 2028 representing approximately 62.3% and 37.7% of the purchase price, respectively, which is subject to closing adjustments and certain performance thresholds. This transaction is subject to regulatory approval.
On August 7, 2024, the Company entered into a definitive agreement to acquire FCF Advisors (“FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies. FCF sellers will receive consideration split between cash and the Company’s common stock, which is subject to closing adjustments and approvals.
Repayment of long-term debt, at fair value
The investors in the LMATT Growth and Income 1.2026 note agreed to wind down this structured note earlier than originally planned on June 30, 2024. The prior end date would have been July 31, 2026. In anticipation of this new end date, the Company closed its option positions of $110,582 on June 28, 2024 (the last trading day in June). The realized gain on the option of $47,566 was recorded as realized gain on investments line item on the consolidated statements of operations and comprehensive (loss) income. At this new end date, the structured note was valued at its cap of 40% total return based on the original principal committed. The parent Company, LMA, made a $54,000 capital contribution to help cover this investor obligation. During the first week of July 2024, this debt of $784,795 was extinguished.
The investors in the LMATT Growth 2.2024 note agreed to wind down this structured note one month earlier than originally planned on June 30, 2024. In anticipation of this new end date, the Company sold its insurance policies and closed its option positions of $1,296,266 on June 28, 2024 (the last trading day in June). The realized gain on the option of $809,178 was recorded as realized gain on investments line item on the consolidated statements of operations and comprehensive (loss) income. The Company itself had ample assets to cover investor obligations. During the first week of July 2024, this debt of $4,610,009 was extinguished.
Repayment of long-term debt, related party
The Company paid off the SPV Purchase and Sale Note on July 2, 2024 before its scheduled maturity on July 5, 2026 with proceeds received from June’s common stock sale to reduce the Company’s interest costs. On July 2, 2024, the balance of $28,170,326 and additional interest of $18,780 was paid in full.
*****

ABACUS SETTLEMENTS, LLC

UNAUDITED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Origination revenue	$1,689,088	$3,252,738
Related party revenue	5,195,602	9,931,938
Total revenue	6,884,690	13,184,676
Cost of revenue	1,505,333	2,734,949
Related party cost of revenue	3,392,647	6,558,354
Total cost of revenue	4,897,980	9,293,303
Gross Profit	1,986,710	3,891,373
OPERATING EXPENSES:
General and administrative expenses	2,297,577	4,848,580
Depreciation	2,561	5,597
Total operating expenses	2,300,138	4,854,177
Loss from operations	(313,428)	(962,804)
OTHER INCOME (EXPENSE):
Interest income	1,193	1,917
Interest (expense)	(5,863)	(11,725)
Total other (expense)	(4,670)	(9,808)
Loss before provision for income taxes	(318,098)	(972,612)
Provision for income taxes	—	2,289
NET LOSS AND COMPREHENSIVE LOSS	$(318,098)	$(974,901)
WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET LOSS PER UNIT:
Basic and diluted	400	400
NET LOSS PER UNIT:
Basic and diluted loss per unit	$(795.25)	$(2,437.25)
See accompanying condensed notes to unaudited financial statements.

ABACUS SETTLEMENTS, LLC

UNAUDITED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

	Common Units			Additional Paid-In Capital		Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2022	400	$4,000		$80,000		$1,927,137	2,011,137
Net loss	—	—		—		(656,803)	(656,803)
BALANCE—March 31, 2023	400	$4,000		$80,000		$1,270,334	$1,354,334
Net loss	—	—		—		(318,098)	(318,098)
Distributions	—	—		—		(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$0	$80,000	$0	$509,953	$593,953
See accompanying condensed notes to unaudited financial statements.

ABACUS SETTLEMENTS, LLC

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,157
Amortization expense	40,278
Amortization of deferred financing fees	11,725
Non-cash lease expense	1,210
Changes in operating assets and liabilities:
Related party receivables	397,039
Other receivables	101,203
Prepaid expenses	(198,643)
Other current assets	(26,211)
Accrued payroll and other expenses	(17,466)
Contract liability—deposits on pending settlements	659,067
Accounts payable	(36,750)
Net cash used in operating activities	(24,292)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,394)
Due from members and affiliates	(74,134)
Net cash used in investing activities	(182,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)
Distributions to members	(442,283)
Net cash used in financing activities	(443,694)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(650,514)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	1,458,740
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$808,226
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
Unaudited Financial Statements—The financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of Abacus’ financial position as of June 30, 2023, and the results of its operations and comprehensive loss and cash flows for the three and six months ended June 30, 2023.
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
Concentrations—All of Abacus’ revenues are derived from life settlement transactions in which Abacus represents Financing Entities that purchased existing life insurance policies. One financing entity, a company in which the Abacus’ members own interests, represented 23% of Abacus’ revenues in the six months ended June 30, 2023. Abacus originates policies through three different channels: Direct to Consumer, Agent, and Broker. Two brokers represented the sellers for over 10% of Abacus’ life settlement commission expense during the period six months ended June 30, 2023. Abacus maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. Abacus periodically assesses the financial condition of the institution and believes that the risk of loss is minimal.

Advertising—All advertising expenditures incurred by Abacus are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying statements of operations and comprehensive loss. Advertising expense $367,418 for three months ended June 30, 2023. Advertising expense totaled $741,789 for six months ended June 30, 2023.
3.SEGMENT REPORTING
Operating as a centrally led life insurance policy intermediary, Abacus’ president and chief executive officer is the chief operating decision maker who allocates resources and assesses financial performance based on financial information presented for Abacus as a whole. As a result of this management approach, Abacus is organized as a single operating segment.
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of Abacus’ revenue by major sources for three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Agent	$3,334,402	$7,143,016
Broker	2,809,499	4,675,973
Client direct	740,789	1,365,687
Total	$6,884,690	$13,184,676
5.INCOME TAXES
Since Abacus elected to file as an S corporation for federal and State income tax purposes, Abacus incurred no federal or state income taxes. Accordingly, provision for income taxes is attributable to minimum state tax payments that are due regardless of their S corporation status and income position.
For the three months ended June 30, 2023 the company did not record provision for income taxes. For the six months ended June 30, 2023, Abacus recorded provision for income taxes of $2,289, which consist of state minimum taxes for state taxes that have been paid and settled during the period. The effective tax rate was approximately —% and (0.24)% for the three and six months ended June 30, 2023, respectively.
Given Abacus' S Corporation status, temporary book and tax differences do not create a deferred tax asset or liability on the balance sheets. Accordingly, an assessment of realizability of any deferred tax asset balances is not relevant.
6.RETIREMENT PLAN
Abacus provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus are eligible to receive employer-matching contributions. Abacus may match contributions to the Plan, up to 4% of compensation. For the three months ended June 30, 2023, Abacus made no discretionary contribution to the Plan.
7.RELATED-PARTY TRANSACTIONS
Abacus has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus jointly own 11% of the Nova Funds. For the three months ended June 30, 2023, Abacus originated 38 policies, respectively, for the

Nova Funds with a total value of $56,688,680, respectively. For the six months ended June 30, 2023, Abacus originated 72 policies, respectively, for the Nova Funds with a total value of $96,674,080, respectively. For its origination services to the Nova Funds, Abacus earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. For three and six months ended June 30, 2023, revenue earned, and contracts originated are as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Origination fee revenue	$1,504,532	$2,952,837
Transaction reimbursement revenue	75,332	140,960
Total	$1,579,864	$3,093,797

Cost	$5,290,504	$11,656,637
Face value	$56,688,680	$96,674,080
Total policies	38	72
Average Age	76	75
In addition to the Nova Funds, Abacus also has another affiliated investor that they provide origination services for. Total revenue earned related to the other affiliated investors was $3,615,738 and $6,838,141, of which $3,615,738 and $6,794,641 was related to LMA for the three and six months ended June 30, 2023, respectively. Total cost of sales related to the other affiliated investor was $2,623,201 and $5,020,603, of which $2,623,201 and $5,012,103 was related to LMA for three and six months ended June 30, 2023, respectively. In addition, there is a related party receivable due from LMA related to transaction expenses of $19,246 as of June 30, 2023.
8.    SUBSEQUENT EVENT
On June 30, 2023, Abacus consummated the merger with LMA. Abacus has evaluated its subsequent events through August 12, 2024, the date that the financial statements were issued and determined that there were no events that occurred that required disclosure.
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
Overview
The Company is composed of two principal operating subsidiaries. Abacus and LMA comprise a leading vertically integrated alternative asset manager specializing in investing in inforce life insurance products throughout the lifecycle of a life insurance policy. As an alternative asset manager, the Company focuses on originating, holding, and servicing life insurance policies. The Company purchases life insurance policies from consumers seeking liquidity and actively manages those policies over time (via trading, holding, and servicing).
As one of the leading buyers of life insurance policies in the U.S., we sit at the heart of the life settlements industry. We leverage our strong market position, highly efficient origination platform, and proprietary technology to drive our revenue and profitability. The Company and its executive team have deep experience in the life settlement industry. Using this experience, the Company has established policies and guidelines with respect to its purchase of universal life, whole life, and convertible term life insurance policies. Currently, the Company principally invests in non-variable universal life insurance policies, with most of the insurance policies, measured by face value, acquired by the Company being non-variable universal life policies, but may invest in whole life or convertible term life insurance policies in the future. These guidelines focus on the age of the insured, whether the insured is a man or a woman, the duration of the underlying life insurance policy, the expected mortality risk of the underlying life insurance policy, the projected internal rate of return of the investment in the underlying life insurance policy, and the amount of the death benefit of the underlying life insurance policy. The Company excludes making investments in life insurance policies based on certain types of the primary health impairment associated with the underlying insured to ensure that all policies are purchased in accordance with established industry standards and state law requirements. The Company’s guidelines are designed to allow the Company to target the life insurance policies that it believes have the most upside potential to generate attractive risk-adjusted returns to the Company through either its hold or trade portfolio. Our policy origination process first locates policies and screens them for eligibility for a life settlement. This process includes verifying that the policy is in force, obtaining consents and disclosures and submitting cases for life expectancy estimates, which is a process known as origination services. We generate fees on the policies we originate, which are sourced from three channels: (i) a large and growing network of financial advisors and agents, (ii) an on-going direct-to-consumer marketing campaign and (iii) a number of traditional life settlements intermediaries that submit policies to us on behalf of an advisor or client. Once identified, we utilize our proprietary “heat-map” technology platform to determine the initial risk and viability of policies. Thereafter, a purchased policy is “actively managed,” whereby we consistently monitor the policy risk to optimize revenue by choosing to either (x) trade the policy to a third-party institutional investor (i.e., receive a trade spread) or (y) hold the policy over time (i.e., pay premiums and receive payout). Additionally, we service policies on behalf of third parties for which we receive fees as a percentage of the value of the policies. Our multi-faceted revenue model is made possible by sitting at the heart of the entire life settlements industry.
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
Abacus conducts business in 49 states and the District of Columbia. Abacus is not licensed to operate in Alaska and there are no current plans to procure a license in Alaska. The company holds viatical settlement and or life settlement provider licenses in 43 of those jurisdictions. Abacus also conducts business in seven (7) jurisdictions which do not currently have life and or viatical settlement provider licensing requirements.
Critical Accounting Policies and Estimates
The Company prepared its consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our most recent Annual Report on Form 10-K. Since the date of our most recent Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them other than any new policies described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards, to our condensed notes to consolidated financial statements.
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
Performance Measures
NM = Not meaningful.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio servicing revenue
Related party servicing revenue	$120,670	$329,629	$305,855	$543,076
Portfolio servicing revenue	84,218	24,737	116,968	46,981
Total portfolio servicing revenue	204,888	354,366	422,823	590,057
Active management revenue	27,013,757	11,024,399	46,810,756	20,994,917
Origination revenue	1,857,457	—	3,329,707	—
Total revenues	29,076,102	11,378,765	50,563,286	21,584,974
Cost of revenue (excluding depreciation and amortization stated below)
Cost of revenue (including stock-based compensation)	2,742,081	973,400	5,462,293	1,462,950
Related party cost of revenue	1,453	—	2,138	—
Total cost of revenue	2,743,534	973,400	5,464,431	1,462,950
Gross profit	26,332,568	10,405,365	45,098,855	20,122,024
Operating expenses
Sales and marketing	2,552,801	683,841	4,482,745	1,412,845
General and administrative (including stock-based compensation)	14,553,344	577,539	25,906,843	1,274,431
Unrealized loss (gain) on equity securities, at fair value	362,482	(672,936)	(802,484)	(798,156)
Realized gain on equity securities, at fair value	(856,744)	—	(856,744)	—
Loss on change in fair value of debt	1,199,463	1,445,229	3,912,090	2,398,662
Depreciation and amortization expense	1,750,452	1,098	3,432,506	2,141
Total operating expenses	19,561,798	2,034,771	36,074,956	4,289,923
Operating income	6,770,770	8,370,594	9,023,899	15,832,101
Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) gain on change in fair value of warrant liability	(667,500)	—	279,460	—
Other income (expense)	195,470	121,601	142,442	(21,651)
Interest expense	(4,529,187)	(584,075)	(8,199,632)	(941,458)
Interest income	639,906	—	1,061,332	7,457
Net income before provision for income taxes	2,409,459	7,908,120	2,307,501	14,876,449
Income tax expense	1,757,710	1,184,571	2,931,223	528,104
NET INCOME (LOSS)	651,749	6,723,549	(623,722)	14,348,345
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(118,234)	(26,596)	(44,960)	(487,303)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$769,983	$6,750,145	$(578,762)	$14,835,648
Revenue
Related Party Services

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Related party servicing revenue	$120,670	$329,629	$(208,959)	(63.4)%
Related party servicing revenue decreased by $208,959, or 63.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease is mainly due to a decrease in policies serviced for the Nova Funds.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Related party servicing revenue	$305,855	$543,076	$(237,221)	(43.7)%
Related party servicing revenue decreased by $237,221, or 43.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease is mainly due to a decrease in policies serviced for the Nova Funds.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Portfolio servicing revenue	$84,218	$24,737	$59,481	240.5%
Portfolio servicing revenue increased by $59,481 or 240.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is mainly due to an increase in policies serviced.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Portfolio servicing revenue	$116,968	$46,981	$69,987	149.0%
Portfolio servicing revenue increased by $69,987 or 149.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is mainly due to an increase in policies serviced for external funds.

Active management revenue

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Active management revenue	$27,013,757	$11,024,399	$15,989,358	145.0%
Total active management revenue increased by $15,989,358, or 145.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is mainly due to a net increase of $24,245,464 related to policies accounted for under the fair value method (comprised of $12,773,659 realized gains, $13,924,426 unrealized gains and offset by $(2,452,621) in premiums paid) and offset by a decrease of $(8,256,106) in trading activity related to policies accounted for under the investment method.
The aggregate face value of policies accounted for using the investment method is $3,725,000 as of June 30, 2024, with a corresponding carrying value of $1,140,497. Additional information regarding policies accounted for under the investment method is as follows:

	Three Months Ended June 30,
	2024	2023
Investment method:
Policies bought	—	79
Policies sold	2	88
Policies matured	—	—
Average realized gain (loss) on policies sold	48.2%	16.7%
Number of external counter parties that purchased policies	1	11
Realized gains	$287,137	$4,263,499
Revenue from maturities	$—	$—
The aggregate face value of policies held at fair value is $744,204,632 as of June 30, 2024 with a corresponding fair value of $207,571,413. Additional information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended June 30,
	2024	2023
Fair Value Method:
Policies bought	240	54
Policies sold	99	9
Policies matured	3	1
Average realized gain (loss) on policies sold	26.9%	14.7%
Number of external counter parties that purchased policies	12	3
Realized gains, net of premiums paid	$10,955,215	$886,560
Revenue from maturities	$1,164,098	$175,000

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Active management revenue	$46,810,756	$20,994,917	$25,815,839	123.0%
Total active management revenue increased by $25,815,839, or 123.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is mainly due to a net increase of $35,005,006 related to policies accounted for under the fair value method (comprised of $21,650,515 realized gains, $18,022,115 unrealized gains and offset by $(4,667,624) in premiums paid) and $6,959,273 fee-based revenue, offset by a decrease of $(16,148,440) in trading activity related to policies accounted for under the investment method.
Additional information regarding policies accounted for under the investment method is as follows:

	Six Months Ended June 30,
	2024	2023
Investment method:
Policies bought	—	165
Policies sold	2	127
Policies matured	1	2
Average realized gain (loss) on policies sold	48.2%	16.3%
Number of external counter parties that purchased policies	1	15
Realized gains	$507,393	$12,655,833
Revenue from maturities	$500,000	$4,000,000
Additional information regarding policies accounted for under the fair value method is as follows:

	Six Months Ended June 30,
	2024	2023
Fair Value Method:
Policies bought	362	69
Policies sold	192	11
Policies matured	5	1
Average realized gain (loss) on policies sold	19.4%	10.4%
Number of external counter parties that purchased policies	13	5
Realized gains, net of premiums paid	$18,002,387	$1,019,496
Revenue from maturities	$1,365,104	$175,000
Origination Revenue
The Company did not generate related party origination revenue from Nova Funds for the three or six months ended June 30, 2024 and 2023. The related party origination revenue is related to Abacus, which was acquired on June 30, 2023.

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Origination Revenue	$1,857,457	$—	$1,857,457	NM
Origination revenue increased to $1,857,457 from $—, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The origination revenue is related to Abacus, which was acquired on June 30, 2023.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Origination Revenue	$3,329,707	$—	$3,329,707	NM
Origination revenue increased to $3,329,707 from $—, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The origination revenue is related to Abacus, which was acquired on June 30, 2023.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit, Net of Intersegment Eliminations

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$2,742,081	$973,400	$1,768,681	181.7%
Cost of revenues (excluding depreciation and amortization) increased by $1,768,681, or 181.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in cost of revenues is primarily due to increase in payroll expense related to growth in active management activity, $1,722,445 increase of commissions for origination activity related to the increase in insurance policy purchase activity during 2024, and $322,606 non-cash stock-based compensation expense.
Related party cost of revenue of $1,453 is associated with a third party underwriting reimbursement for related party origination activity, which is now included within the consolidated financial statements for the Company subsequent to the acquisition of Abacus that took place on June 30, 2023.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$5,464,431	$1,462,950	$4,001,481	273.5%
Cost of revenues (excluding depreciation and amortization) increased by $4,001,481, or 273.5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in cost of revenues is primarily due to increase in payroll expense related to growth in active management activity, $3,122,478 increase of commissions for origination activity related to the increase in insurance policy purchase activity during 2024, and $645,213 non-cash stock-based compensation expense.
Related party cost of revenue of $2,138 is associated with a third party underwriting reimbursement for related party origination activity, which is now included within the consolidated financial statements for the Company subsequent to the acquisition of Abacus that took place on June 30, 2023.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$26,332,568	$10,405,365	$15,927,203	153.1%
Gross profit increased by $15,927,203, or 153.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in gross profit is primarily due to an increase in active management revenue driven by an increase in policies purchased.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$45,098,855	$20,122,024	$24,976,831	124.1%
Gross profit increased by $24,976,831, or 124.1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in gross profit is primarily due to an increase in active management revenue driven by an increase in policies purchased.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Sales and marketing expenses	$2,552,801	$683,841	$1,868,960	273.3%
Sales and marketing expenses increased by $1,868,960 or 273.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily related to an increase in advertising costs to support our origination and active management growth strategy.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Sales and marketing expenses	$4,482,745	$1,412,845	$3,069,900	217.3%
Sales and marketing expenses increased by $3,069,900 or 217.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily related to an increase in advertising costs to support our origination and active management growth strategy.
General, Administrative, and Other

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
General and administrative (including stock-based compensation)	$14,553,344	$577,539	$13,975,805	2,419.9%
General, administrative, and other increased by $13,975,805, or 2,419.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in general, administrative, and other expenses is primarily related to non-cash stock based compensation expense of $5,842,853, payroll expense of $4,581,684, accounting and auditing fees of $1,919,467 legal and professional fees of $412,007, and an increase in other expenses general and administrative expenses of $1,219,794 to support the Company’s public company compliance costs post the Merger.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
General and administrative (including stock-based compensation)	$25,906,843	$1,274,431	$24,632,412	1,932.8%
General, administrative, and other increased by $24,632,412, or 1,932.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in general, administrative, and other expenses is primarily related to non-cash stock based compensation expense of $11,613,617, payroll expense of $7,475,407, accounting and auditing fees of $2,538,027 legal and professional fees of $510,338, and an increase in other expenses general and administrative expenses of $2,495,023 to support the Company’s public company compliance costs post the Merger.
Depreciation and amortization expense

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Depreciation and amortization	$1,750,452	$1,098	$1,749,354	159,321.9%
The increase of $1,749,354, or 159,321.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 in depreciation and amortization expense is primarily related to the amortization of acquired Abacus intangible assets.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Depreciation and amortization	$3,432,506	$2,141	$3,430,365	160,222.6%
The increase of $3,430,365, or 160,222.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 in depreciation and amortization expense is primarily related to the amortization of acquired Abacus intangible assets.
Unrealized Loss (Gain) on Investments

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Unrealized loss (gain) on equity securities, at fair value	$362,482	$(672,936)	$1,035,418	(153.9)%
Unrealized loss on investments increased by $1,035,418 or 153.9% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The primary cause of this increase pertains to the change in fair value of S&P 500 options.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Unrealized loss (gain) on equity securities, at fair value	$(802,484)	$(798,156)	$(4,328)	0.5%
Unrealized gain on investments increased by $4,328 or 0.5% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The primary cause of this increase pertains to the change in fair value of S&P 500 options.
Realized Loss (Gain) on Investments

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Realized gain on equity securities, at fair value	$(856,744)	$—	$(856,744)	NM
Realized gain on investments increased by $856,744 or NM for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The primary cause of this increase pertains to the sale of S&P 500 options related to LMATT Growth 2.2024 and LMATT Growth and Income 1.2026 market-indexed notes as discussed in Note 22, Subsequent Events.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Realized gain on equity securities, at fair value	$(856,744)	$—	$(856,744)	NM
Realized gain on investments increased by $856,744 or NM for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The primary cause of this increase pertains to the sale of S&P 500 options related to LMATT Growth 2.2024 and LMATT Growth and Income 1.2026 market-indexed notes as discussed in Note 22, Subsequent Events.
(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Loss on change in fair value of debt	$1,199,463	$1,445,229	$(245,766)	(17.0)%
Loss in the fair value of debt decreased by $245,766, or 17.0% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is primarily attributable to changes in the risk-free fair value of our market-indexed notes.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Loss on change in fair value of debt	$3,912,090	$2,398,662	$1,513,428	63.1%
Loss in the fair value of debt increased by $1,513,428, or 63.1% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily attributable to changes in the risk-free fair value of our market-indexed notes.
Other Income (Expense)

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Other income (expense)	$195,470	$121,601	$73,869	60.7%
Interest expense	(4,529,187)	(584,075)	(3,945,112)	675.4%
Interest income	639,906	—	639,906	NM
(Loss) gain on change in fair value of warrant liability	(667,500)	—	(667,500)	NM
Other income (expense) decreased by $73,869, or 60.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease is primarily related to other expense activities.
Interest expense was $4,529,187 for the three months ended June 30, 2024, compared to $584,075 for the three months ended June 30, 2023. The increase in interest expense is primarily related to the Fixed Rate Senior Unsecured Notes interest expense of $1,480,661, the LMA Income Series II LP interest expense of $838,944, the LMA Income Series LP interest expense of $12,419, the SPV Purchase and Sale Note non-cash interest expense $828,494, and the Sponsor PIK Note non-cash interest of $347,028.
Interest income was 639,906, for the three months ended June 30, 2024, compared to $— for the three months ended June 30, 2023. The increase in interest income is related to interest earned on our bank deposits.
(Loss) gain on change in fair value of warrant liability was $(667,500) for the three months ended June 30, 2024, compared to $— for the three months ended June 30, 2023. The change is primarily attributable to the change in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Other income (expense)	$142,442	$(21,651)	$164,093	(757.9)%
Interest expense	(8,199,632)	(941,458)	(7,258,174)	771.0%
Interest income	1,061,332	7,457	1,053,875	14132.7%
(Loss) gain on change in fair value of warrant liability	279,460	—	279,460	NM
Other income (expense) decreased by $164,093, or 757.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease is primarily related to other expense activities.

Interest expense was $8,199,632 for the six months ended June 30, 2024, compared to $941,458 for the six months ended June 30, 2023. The increase in interest expense is primarily related to the Fixed Rate Senior Unsecured Notes interest expense of $2,676,521, the LMA Income Series II LP interest expense of $1,797,836, the LMA Income Series LP interest expense of $18,613, the SPV Purchase and Sale Note non-cash interest expense $1,632,322, and the Sponsor PIK Note non-cash interest of $683,850.
Interest income increased by $1,061,332, for the six months ended June 30, 2024, compared to $7,457 for the six months ended June 30, 2023. The increase in interest income is related to interest earned on our bank deposits.
(Loss) gain on change in fair value of warrant liability was $279,460 for the six months ended June 30, 2024, compared to $— for the six months ended June 30, 2023. The change is primarily attributable to the change in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.
Income Tax Expense

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Income tax expense	$1,757,710	$1,184,571	$573,139	48.4%
Income tax expense increased by $573,139, or 48.4% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Our effective income tax rate for the three months ended June 30, 2024 and three months June 30, 2023, was 73.0% and 15.0%, respectively. The increase was primarily driven by the portion of the stock-based compensation expense deduction limited by IRC Section 162(m).

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Income tax expense	$2,931,223	$528,104	$2,403,119	455.0%
Income tax expense increased by $2,403,119, or 455.0% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Our effective income tax rate for the six months ended June 30, 2024 and for the six months June 30, 2023, was 127.0% and 3.5%, respectively. The increase was primarily driven by the portion of the stock-based compensation expense deduction limited by IRC Section 162(m).
Results of Operations—Segment Results, Net of Intersegment Eliminations
Portfolio Servicing

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Total revenue	$204,888	$354,366	$(149,478)	(42.2)%
Gross profit (loss)	36,217	(76,705)	112,922	(147.2)%
Total revenue for the portfolio servicing segment decreased by $149,478, or 42.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in portfolio servicing revenue is primarily attributable to a decrease in policies serviced.
Gross profit from our portfolio servicing segment increased by $112,922 or (147.2)%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to decrease in servicing costs.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Total revenue	$422,823	$590,057	$(167,234)	(28.3)%
Gross loss	(108,240)	(166,128)	57,888	(34.8)%

Total revenue for the portfolio servicing segment decreased by $167,234, or 28.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in portfolio servicing revenue is primarily attributable to a net decrease in policies serviced.
Gross loss from our portfolio servicing segment decreased by $57,888 or 34.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a net decrease in policies serviced.
Active Management

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Total revenue	$27,013,757	$11,024,399	$15,989,358	145.0%
Gross profit	26,161,339	10,482,070	15,679,269	149.6%
Total revenue for the active management segment increased by $15,989,358, or 145.0% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Gross profit from our active management segment increased by $15,679,269, or 149.6% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in active management revenue and gross profit was primarily attributable to growth in the active management revenue as described in the Results of Operations section and a decrease in cost of revenue from 4.9% of revenue for the three months ended June 30, 2023 to 3.2% of revenue for the three months ended June 30, 2024.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Total revenue	$46,810,756	$20,994,917	$25,815,839	123.0%
Gross profit	44,999,866	20,288,152	24,711,714	121.8%
Total revenue for the active management segment increased by $25,815,839, or 123.0% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Gross profit from our active management segment increased by $24,711,714, or 121.8% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in active management revenue and gross profit was primarily attributable to growth in the active management revenue as described in the Results of Operations section and an increase of cost of revenue from 3.4% of revenue for the six months ended June 30, 2023 to 3.9% of revenue for the six months ended June 30, 2024.
Originations

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Total revenue	$1,857,457	$—	$1,857,457	NM
Gross profit	135,012	—	135,012	NM
Total revenue for the originations segment increased by $1,857,457 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
Gross profit from our originations segment increased by $135,012, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Total revenue	$3,329,707	$—	$3,329,707	NM
Gross profit	207,229	—	207,229	NM
Total revenue for the originations segment increased by $3,329,707 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
Gross profit from our originations segment increased by $207,229, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
Key Business Metrics and Non-GAAP Financial Measures
The consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and are prepared in accordance with U.S. GAAP. We monitor key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends, and making strategic decisions. We have presented the following non-GAAP measures, their most directly comparable GAAP measure, and key business metrics:

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
Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as net income (loss) attributable to common stockholders adjusted for amortization, change in fair value of warrants and non-cash stock-based compensation and the related tax effect of those adjustments. Management believes that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to business performance.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$769,983	$6,750,145	$(578,762)	$14,835,648
Amortization expense	1,706,033	—	3,373,142	—
Stock based compensation	6,165,459	—	12,258,830	—
Business acquisition costs	1,325,000	—	1,325,000	—
Loss (gain) on change in fair value of warrant liability	667,500	—	(279,460)	—
Tax impact [1]	1,178,552	—	2,344,454	—
Adjusted Net Income	$11,812,527	$6,750,145	$18,443,204	$14,835,648
Weighted-average shares of Class A common stock outstanding - basic [2]	63,846,170	50,507,728	63,087,878	50,438,921
Weighted-average shares of Class A common stock outstanding - diluted [2]	67,162,820	50,507,728	63,102,210	50,438,921
Adjusted EPS - basic	$0.19	$0.13	$0.29	$0.29
Adjusted EPS - diluted	$0.18	$0.13	$0.29	$0.29
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
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis for the three months ended June 30, 2024, and 2023 indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$651,749	$6,723,549	$(623,722)	$14,348,345
Depreciation and amortization expense	1,750,452	1,098	3,432,506	2,141
Income tax expense	1,757,710	1,184,571	2,931,223	528,104
Interest expense	4,529,187	584,075	8,199,632	941,458
Other (income) expense	(195,470)	(121,601)	(142,442)	21,651
Interest income	(639,906)	—	(1,061,332)	(7,457)
(Loss) gain on change in fair value of warrant liability	667,500	—	(279,460)	—
Stock based compensation	6,165,459	—	12,258,830	—
Business acquisition costs	1,325,000	—	1,325,000	—
Unrealized loss (gain) on equity securities, at fair value	362,482	(672,936)	(802,484)	(798,156)
Realized gain on equity securities, at fair value	(856,744)	—	(856,744)	—
Loss on change in fair value of debt	1,199,463	1,445,229	3,912,090	2,398,662
Adjusted EBITDA	$16,716,882	$9,143,985	$28,293,097	$17,434,748
Adjusted EBITDA margin	57.5%	80.4%	56.0%	80.8%
Net income (loss) margin	2.2%	59.1%	(1.2)%	66.5%
The change in adjusted EBITDA was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
We monitor the following key business metrics for active management revenue: (i) policies sold and purchased, (ii) realized gains on sold and matured policies, (iii) unrealized gains on held policies, and (iv) face value of policies held. The number of policies sold and purchased helps us measure the level of active management activity for the period that leads to realized and unrealized gains, respectively. Realized gains on sold and matured policies is used to measure the level of profit optimization. Unrealized gains on held policies is used to measure our policy optimization. The face value or net death benefit of policies represents the maximum potential revenue realization on policies held. Refer to the Results from Operations section above for a summary of active management key business metrics for investment and fair value method policies.
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
Our key business metrics are summarized below for servicing and origination revenue:

	Six Months Ended June 30,		Change	% Change
	2024	2023
Key business metric:
Number of policies serviced [1]	1,155	819	336	41.0%
Value of policies serviced ($) [1]	$2,526,819,484	$1,823,437,795	$703,381,689	38.6%
Total invested dollars ($) [1]	$1,081,579,116	$678,400,432	$403,178,684	59.4%
Number of policy originations to external parties	61	—	61	NM
Number of policy originations to subsidiaries eliminated in consolidation	194	—	194	NM
[1] For the six months ended June 30, 2024, LMA and LMA subsidiaries comprised 458 of the policies serviced, $747,942,758 value of the policies serviced, and $170,008,843 of the total invested dollars. For the six months ended June 30, 2023, LMA and LMA subsidiaries comprised 190 of the policies serviced, $270,464,058 value of the policies serviced, and $66,449,953 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.
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
In December 2023, the Company’s board of directors approved a $15,000,000 share repurchase plan that will expire in May 2025. As of June 30, 2024, $2,974,863 remains available for repurchases under the approved plan. Refer to Note 15, Stockholders’ Equity, to the Interim Financial Statements for additional information.
We believe that our current cash and cash equivalents as well as planned life settlement policy trading activity will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Quarterly Report on From 10-Q.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(64,542,510)	$(38,364,171)	$(26,178,339)
Net cash used in investing activities	(716,113)	(7,060,627)	6,344,514
Net cash provided by financing activities	130,993,784	35,983,097	95,010,687
Net change in cash and cash equivalents	$65,735,161	$(9,441,701)	$75,176,862
Operating Activities
During the six months ended June 30, 2024, our operating activities used $64,542,510 of net cash as compared to $38,364,171 of net cash used from operating activities during the six months ended June 30, 2023. The increase of

$26,178,339 in net cash used from operating activities was primarily due to $12,445,188 increase in net life settlement purchases and $18,022,115 increase in unrealized gains on life settlement policies, at fair value.
Investing Activities
During the six months ended June 30, 2024, investing activities used $716,113 of net cash as compared to $7,060,627 net cash used during the six months ended June 30, 2023. The decrease of $6,344,514 in net cash used in investing activities was primarily related to the decrease of $6,597,566 in due from affiliates.
Financing Activities
During the six months ended June 30, 2024, financing activities provided $130,993,784 of net cash as compared to $35,983,097 of net cash provided during the six months ended June 30, 2023. The increase of $95,010,687 in net cash provided by financing activities is primarily due to net proceeds received from our follow-on stock issuance of $86,270,000, decrease in amounts due to former owners of $12,221,991, decrease in transaction costs paid related to the Merger Agreement of $10,358,100, and $6,851,057 in cash received from public warrant conversions, partially offset by $(10,742,075) in share repurchases and $(9,948,386) decrease in net debt issuance proceeds.
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
In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this quarterly statement and in the Company’s 2023 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Settlements, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Abacus” are intended to mean the business and operations of Abacus Settlements, LLC.
Critical Accounting Policies and Estimates
Refer to the Company’s management’s discussion and analysis of financial condition and results of operations.
Recent Accounting Pronouncements
Refer to the Company’s management’s discussion and analysis of financial condition and results of operations.
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
Abacus conducts business in 49 states and the District of Columbia. Abacus is not licensed to operate in Alaska and there are no current plans to procure a license in Alaska. The company holds viatical settlement and or life settlement provider licenses in 43 of those jurisdictions. Abacus also conducts business in seven (7) jurisdictions which do not currently have life and or viatical settlement provider licensing requirements.
Results of Operations
The following tables set forth our results of operations for each of the period indicated, and we presented and expressed the relationship of certain line items as a percentage of revenue for the period presented. The financial results are not necessarily indicative of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Origination revenue	$1,689,088	$3,252,738
Related-party revenue	5,195,602	9,931,938
Total revenue	6,884,690	13,184,676
Cost of revenue	1,505,333	2,734,949
Related party cost of revenue	3,392,647	6,558,354
Gross profit	1,986,710	3,891,373
Operating expenses
General and administrative expenses	2,297,577	4,848,580
Depreciation expense	2,561	5,597
Total operating expenses	2,300,138	4,854,177
Loss from operations	(313,428)	(962,804)
Other income (expense)
Interest income	1,193	1,917
Interest expense	(5,863)	(11,725)
Total other (expense)	(4,670)	(9,808)
Loss before income taxes	(318,098)	(972,612)
Provision for income taxes	—	2,289
Net loss and comprehensive loss	$(318,098)	$(974,901)
Origination Revenue

Three Months Ended June 30,
2023
Origination revenue	$1,689,088
Revenue for the three months ended June 30, 2023 $1,689,088, and is comprised of sales commission, origination fees revenue, services revenue, and transaction fees reimbursements.

Six Months Ended June 30,
2023
Origination revenue	$3,252,738
Revenue for the six months ended June 30, 2023 $3,252,738, and is comprised of sales commission, origination fees revenue, services revenue, and transaction fees reimbursements.
Related Party Revenue

Three Months Ended June 30,
2023
Related Party Revenue	$5,195,602
Related Party Revenue for the three months ended June 30, 2023 was $5,195,602. For the three months ended June 30, 2023, Abacus had originated 38 for the Nova funds with a total value of $56,688,680 that generated $1,579,864 in revenue and also comprised of $3,615,738 in origination services to LMA and transaction fees reimbursed by the related party. Further, Abacus originated 69 policies for LMA with a total value of $114,999,768 for the three months ended June 30, 2023.

Six Months Ended June 30,
2023
Related Party Revenue	$9,931,938
Related Party Revenue for the six months ended June 30, 2023 was $9,931,938. For the six months ended June 30, 2023, Abacus had originated 72 for the Nova funds with a total value of $96,674,080 that generated $3,093,797 in revenues and also comprised of $6,794,641 in origination services to LMA and transaction fees reimbursed by the related party. Further, Abacus originated 103 policies for LMA with a total value of $192,685,578 for the six months ended June 30, 2023.
Cost of Revenue, Related Party Cost of Revenue, and Gross Margin

Three Months Ended June 30,
2023
Cost of revenue	$1,505,333
Related party cost of revenue	3,392,647
Gross Profit	1,986,710
Gross Margin	29%
Cost of revenue for the three months ended June 30, 2023 was $1,505,333, and is comprised of sales agent commission, professional and consulting fees.
Related party cost of revenue for the three months ended June 30, 2023 was $3,392,647 and is comprised of $2,623,201 in LMA agent commission expenses and originations of policies sold to Nova Funds.
Gross profit for the three months ended June 30, 2023 was $1,986,710. Gross margin for the three months ended June 30, 2023 was 29%.

Six Months Ended June 30,
2023
Cost of revenue	$2,734,949
Related party cost of revenue	6,558,354
Gross Profit	3,891,373
Gross Margin	30%
Cost of revenue for the six months ended June 30, 2023 was $2,734,949, and is comprised of sales agent commission, professional and consulting fees.
Related party cost of revenue for the six months ended June 30, 2023 was $6,558,354 and is comprised of $5,012,103 in LMA agent commission expenses and originations of policies sold to Nova Funds.
Gross profit for the six months ended June 30, 2023 was $3,891,373. Gross margin for the six months ended June 30, 2023 was 30%.
Operating Expenses

Three Months Ended June 30,
2023
General and administrative expenses	$2,297,577
Depreciation expense	2,561
General and administrative expenses for the three months ended June 30, 2023 was $2,297,577 and is comprised of payroll expenses for administration support and for sales departments, marketing expenses, sponsorship costs, rent costs, office expenses, escrow fees, professional fees, and legal fees.
Depreciation expense for the three months ended June 30, 2023 was $2,561. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).

Six Months Ended June 30,
2023
General and administrative expenses	$4,848,580
Depreciation expense	5,597
General and administrative expenses for the six months ended June 30, 2023 was $4,848,580 and is comprised of payroll expenses for administration support and for sales departments, marketing expenses, sponsorship costs, rent costs, office expenses, escrow fees, professional fees, and legal fees.
Depreciation expense for the six months ended June 30, 2023 was $5,597. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).
Other income (expense)

Three Months Ended June 30,
2023
Interest income	$1,193
Interest (expense)	(5,863)
Interest income for the three months ended June 30, 2023 was $1,193. The interest income represents interest earned on Abacus certificate of deposit.
Interest expense for the three months ended June 30, 2023 was $(5,863) and is comprised of amortization of the deferred financing fees and certificate of deposit fees.

Six Months Ended June 30,
2023
Interest income	$1,917
Interest (expense)	(11,725)
Interest income for the six months ended June 30, 2023 was $1,917. The interest income represents interest earned on Abacus certificate of deposit.
Interest expense for the six months ended June 30, 2023 was $(11,725) and is comprised of amortization of the deferred financing fees and certificate of deposit fees.

Provision for Income Taxes

Three Months Ended June 30,
2023
Provision for income taxes	$—
Provision for income taxes for the three months ended June 30, 2023 was $—.

Six Months Ended June 30,
2023
Provision for income taxes	$2,289
Provision for income taxes for the six months ended June 30, 2023 was $2,289. This amount is primarily attributable to annual report filing fees with various states.
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
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends, and making strategic decisions. As such, we have presented the following non-GAAP measure, their most directly comparable U.S. GAAP measure, and key business metrics:

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
The following table illustrates the reconciliations from net income to adjusted EBITDA:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Net loss and comprehensive loss	$(318,098)	$(974,901)
Depreciation expense	2,561	5,597
Provision for income taxes	—	2,289
Interest income	(1,193)	(1,917)
Interest expense	5,863	11,725
Adjusted EBITDA	$(310,867)	$(957,207)
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Number of Policy Originations	141	253
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from equity financing in the form of capital contributions from our members. Our principal uses of cash and cash equivalents in recent periods have been funding our operations. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $808,226.
Cash Flows
The following table summarizes our cash flows:

Six Months Ended June 30,
2023
Net cash used in operating activities	$(24,292)
Net cash used in investing activities	(182,528)
Net cash used in financing activities	(443,694)
Operating Activities

During the three months ended June 30, 2023, our operating activities used $24,292, primarily due to net loss partially offset by cash received from contract deposits and repayment of related party receivables.
Investing Activities
During the three months ended June 30, 2023, our investing activities used $182,528, primarily due to purchases of equipment.
Financing Activities
During the three months ended June 30, 2023, our financial activities used $443,694, primarily related to the distribution to former members.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
*****

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2024.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024, as amended by that Amendment No. 1 on Form 10-K/A, filed with the SEC on May 30, 2024, and as amended by that Amendment No. 2 on Form 10-K/A, filed with the SEC on June 12, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer
See Note 15, Stockholders’ Equity, to the consolidated Interim Financial Statements for further discussion of our stock repurchase program and repurchases made during the six months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
During the second quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
2.4
Share Purchase Agreement, by and among Abacus Life, Inc., Carlisle Management Company S.C.A., Carlisle Investment Group S.A.R.L., the Sellers party thereto, Jose Eseteban Casares Garcia, Manorhaven Holdings, LLC, Pacific Current Group Limited, certain equityholders of CMC Vehicle, LLC and Pillo Portsmouth Holding Company, LLC, in its capacity as the Sellers’ Representative thereunder, dated as of July 18, 2024 incorporated by reference from the Company’s 8-K filed July 18, 2024.

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
4.6
Credit Agreement, dated as of July 5, 2023, among Abacus Life, Inc., as borrower, the several lenders from time to time party thereto, Owl Rock Capital Corporation, as administrative agent, and collateral agent, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

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

10.3	Letter Agreement, dated as of July 23, 2020, among the Company, its officers and directors and the Sponsor, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.
10.4	Form of Indemnification Agreement, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.
Exhibit Number	Description
10.5	Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.5.1	Amended and Restated Abacus Life, Inc. 2024 Long-Term Equity Incentive Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A of Abacus Life, Inc. filed on April 29, 2024.
10.6	Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.7	Form of Option Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.8	Form of Employment Agreement, incorporated by reference from the Company’s Form S-1 filed July 25, 2023.
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

Date: August 12, 2024

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 12, 2024