Form 10-Q
period 2024-09-30
Abacus Life, Inc.
filed 2024-11-07
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐  Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 74,678,769 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2024.

ABACUS LIFE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,409,615	$25,588,668
Equity securities, at fair value	3,019,055	2,252,891
Accounts receivable	2,232,432	2,149,111
Accounts receivable, related party	83,498	79,509
Due from affiliates	1,279,099	1,007,528
Income tax receivable	2,702,103	—
Prepaid expenses and other current assets	2,070,875	699,127
Total current assets	30,796,677	31,776,834
Property and equipment, net	888,519	400,720
Intangible assets, net	24,653,141	29,623,130
Goodwill	139,930,190	140,287,000
Operating right-of-use assets	2,033,538	1,893,659
Life settlement policies, at cost	1,071,172	1,697,178
Life settlement policies, at fair value	273,249,493	122,296,559
Available-for-sale securities, at fair value	1,185,740	1,105,935
Other investments, at cost	1,850,000	1,650,000
Other assets	1,650,698	998,945
Equity securities, at fair value	—	96,107
TOTAL ASSETS	$477,309,168	$331,826,067
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$13,730,026	$13,029,632
Accrued expenses	2,535,277	4,354,225
Current operating lease liability	413,071	118,058
Due to affiliates	—	5,236
Due to former members	—	1,159,712
Contract liabilities, deposits on pending settlements	924,083	507,000
Accrued transaction costs	2,600,000	—
Other current liabilities	3,659,891	3,400,734
Income taxes payable	—	751,734

ABACUS LIFE, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	September 30, 2024 (unaudited)	December 31, 2023
Total current liabilities	23,862,348	23,326,331
Long-term debt, related party	12,157,258	37,653,869
Long-term debt, net	57,996,997	33,818,090
Long-term debt, at fair value, net	96,358,740	55,318,923
Non-current operating lease liability	1,860,736	1,796,727
Deferred tax liability	12,003,461	9,199,091
Warrant liability	15,130,000	6,642,960
TOTAL LIABILITIES	219,369,540	167,755,991
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 75,756,439 and 63,388,823 [1] shares issued at September 30, 2024 and December 31, 2023, respectively	7,576	6,339
Treasury stock - at cost; 1,048,226 and 146,650 shares repurchased at September 30, 2024 and December 31, 2023, respectively	(12,025,137)	(1,283,062)
Additional paid-in capital	309,655,378	199,826,278
Accumulated deficit	(39,639,373)	(34,726,135)
Accumulated other comprehensive income	32,721	108,373
Noncontrolling interest	(91,537)	138,283
Total stockholders' equity	257,939,628	164,070,076
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$477,309,168	$331,826,067
[1] The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Portfolio servicing revenue	$116,386	$224,569	$539,209	$814,626
Active management revenue	26,967,575	18,926,144	73,778,331	39,921,061
Origination revenue	1,064,530	1,970,217	4,394,237	1,970,217
Total revenues	28,148,491	21,120,930	78,711,777	42,705,904
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	2,187,551	3,356,976	7,649,844	4,819,926
Related party cost of revenue	430	7,981	2,568	7,981
Total cost of revenue	2,187,981	3,364,957	7,652,412	4,827,907
Gross Profit	25,960,510	17,755,973	71,059,365	37,877,997
OPERATING EXPENSES:
Sales and marketing	2,169,197	1,704,154	6,651,942	3,116,999
General and administrative (including stock-based compensation)	15,489,503	9,838,951	41,396,346	11,113,382
Loss (gain) on change in fair value of debt	124,237	(2,088,797)	4,036,327	309,865
Unrealized (gain) loss on equity securities, at fair value	(417,677)	306,800	(1,220,161)	(491,356)
Realized gain on equity securities, at fair value	—	—	(856,744)	—
Depreciation and amortization expense	1,745,279	1,694,853	5,177,785	1,696,994
Total operating expenses	19,110,539	11,455,961	55,185,495	15,745,884
Operating Income	6,849,971	6,300,012	15,873,870	22,132,113
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(8,766,500)	(943,400)	(8,487,040)	(943,400)
Interest expense	(4,218,314)	(2,679,237)	(12,417,946)	(3,620,695)
Interest income	609,496	63,826	1,670,828	71,283
Other (expense) income	(9,832)	20,086	132,610	(1,565)
Total other (expense)	(12,385,150)	(3,538,725)	(19,101,548)	(4,494,377)

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income before provision for income taxes	(5,535,179)	2,761,287	(3,227,678)	17,637,736
Income tax (benefit) expense	(250,368)	1,710,315	2,680,855	2,238,419
NET (LOSS) INCOME	(5,284,811)	1,050,972	(5,908,533)	15,399,317
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159,756)	147,611	(204,716)	(339,692)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009
(LOSS) EARNINGS PER SHARE:
(Loss) earnings per share - basic [1]	($0.07)	$0.01	($0.09)	$0.29
(Loss) earnings per share - diluted [1]	($0.07)	$0.01	($0.09)	$0.29
Weighted-average stock outstanding—basic [1]	74,694,319	63,349,823	66,984,401	54,632,826
Weighted-average stock outstanding—diluted [1]	74,694,319	63,349,823	66,984,401	54,632,826

NET (LOSS) INCOME	$(5,284,811)	$1,050,972	$(5,908,533)	$15,399,317
Other comprehensive (loss) income, net of tax or tax benefit:
Change in fair value of debt (risk adjusted)	(53,656)	(1,016,034)	(111,835)	(1,248,010)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	11,079	—	11,079	—
Comprehensive (loss) income before non-controlling interests	(5,327,388)	34,938	(6,009,289)	14,151,307
Net and comprehensive loss attributable to non-controlling interests	(170,730)	(91,292)	(229,820)	(635,041)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,156,658)	$126,230	$(5,779,469)	$14,786,348
[1] The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023 (1)	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	(483,451)	—	—	—	(483,451)
Repurchase of common stock	—	—	(632,116)	(7,524,392)	—	—	—	—	(7,524,392)
Stock-based compensation	—	—	—	—	6,093,371	—	—	—	6,093,371
Warrant Conversions	387,235	39	—	—	4,453,164	—	—	—	4,453,203
Other comprehensive income (loss)	—	—	—	—	—	—	11,950	(4,514)	7,436
Net (loss) income	—	—	—	—	—	(1,348,745)	—	73,274	(1,275,471)
BALANCE AS OF MARCH 31, 2024	63,776,058	$6,378	(778,766)	$(8,807,454)	$209,889,362	$(36,074,880)	$120,323	$207,043	$165,340,772
Deferred transaction costs	—	—	—	—	—	790,579	—	—	790,579
Common stock sale	11,500,000	1,150	—	—	91,998,850	—	—	—	92,000,000
Common stock sale transaction costs	—	—	—	—	(7,213,627)	—	—	—	(7,213,627)
Repurchase of common stock	—	—	(269,460)	(3,217,683)		—	—	—	(3,217,683)
Stock-based compensation	—	—	—	—	6,165,459	—	—	—	6,165,459
Warrant Conversions	208,509	20	—	—	2,397,834	—	—	—	2,397,854
Other comprehensive loss	—	—	—	—	—	—	(55,999)	(9,616)	(65,615)
Net income (loss)	—	—	—	—	—	769,983	—	(118,234)	651,749
BALANCE AS OF JUNE 30, 2024	75,484,567	$7,548	(1,048,226)	$(12,025,137)	$303,237,878	$(34,514,318)	$64,324	$79,193	$256,849,488
Stock-based compensation	271,772	—	—	—	6,416,378	—	—	—	6,416,378
Warrant Conversions	100	28	—	—	1,122	—	—	—	1,150
Other comprehensive loss	—	—	—	—	—	—	(42,682)	(10,974)	(53,656)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	—	—	—	—	—	—	11,079	—	11,079
Net loss	—	—	—	—	—	(5,125,055)	—	(159,756)	(5,284,811)
BALANCE AS OF SEPTEMBER 30, 2024	75,756,439	$7,576	(1,048,226)	$(12,025,137)	$309,655,378	$(39,639,373)	$32,721	$(91,537)	$257,939,628

ABACUS LIFE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONT.)
(1) The 2023 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.
See condensed notes to consolidated financial statements.

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings / Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022 (1)	50,369,350	$5,037	—	$—	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Other comprehensive loss	—	—	—	—	—	—	(85,382)	(26,931)	(112,313)
Net income (loss)	—	—	—	—	—	8,085,503	—	(460,707)	7,624,796
BALANCE AS OF MARCH 31, 2023 (1)	50,369,350	$5,037	—	$—	$704,963	$33,572,826	$967,454	$411,900	$35,662,180
Distributions	—	—	—	—	—	(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	—	—	(10,841,551)	—	—	(10,841,551)
Public warrants	—	—	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,592,338	1,259	—	—	17,849,091	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	—	—	165,361,332	—	—	—	165,361,332
Other comprehensive loss	—	—	—	—	—	—	(90,148)	(29,515)	(119,663)
Net income (loss)	—	—	—	—	—	6,750,145	—	(26,596)	6,723,549
BALANCE AS OF JUNE 30, 2023 (1)	62,961,688	$6,296	—	$—	$188,641,886	$(29,382,362)	$877,306	$355,789	$160,498,915
Merger with East Resources Acquisition Company	388,135	39	—	—	(39)	—	—	—	—
Proceeds received from SPAC trust	—	—	—	—	972,262	—	—	—	972,262
Stock-based compensation	—	—	—	—	4,583,632	—	—	—	4,583,632
Transfer of noncontrolling interests	—	—	—	—	—	(24,751)	—	24,751	—
Other comprehensive loss	—	—	—	—	—	—	(777,131)	(238,903)	(1,016,034)
Net income	—	—	—	—	—	903,361	—	147,611	1,050,972
BALANCE AS OF SEPTEMBER 30, 2023 (1)	63,349,823	$6,335	—	$—	$194,197,741	$(28,503,752)	$100,175	$289,248	$166,089,747
(1) The 2023 and 2022 number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Life, Inc. as a result of the successful Business Combination.
See condensed notes to consolidated financial statements.

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,908,533)	$15,399,317
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	5,177,785	1,696,994
Stock-based compensation	18,675,208	4,583,632
Amortization of debt issuance costs	638,089	133,211
Unrealized gain on equity securities, at fair value	(1,220,161)	(491,356)
Realized gain on equity securities, at fair value	(856,744)	—
Unrealized gain on policies, at fair value	(38,140,038)	(14,259,665)
Non-cash gain on policy trades	(3,110,282)	—
Loss on change in fair value of debt	4,036,327	309,865
Loss on change in fair value of warrant liability	8,487,040	943,400
Non-cash interest income on available-for-sale security	(79,805)	—
Deferred income taxes	3,985,966	1,743,079
Non-cash interest expense, related party	2,692,795	1,064,130
Non-cash interest expense	352,848	—
Non-cash lease expense	219,143	(721)
Changes in operating assets and liabilities:
Equity securities, at fair value	1,406,848	(112,559)
Accounts receivable	(83,321)	(929,020)
Accounts receivable, related party	(3,989)	29,199
Prepaid expenses and other current assets	(1,371,748)	(325,294)
Income tax receivable	(2,702,103)	—
Other assets	(651,753)	(521,850)
Accounts payable	—	(38,014)
Accrued expenses	(1,818,948)	112,388
Accrued transaction costs	2,600,000	(908,256)
Contract liabilities, deposits on pending settlement	417,083	(632,381)
Other current liabilities	259,157	3,089,077
Income tax payable	(751,734)	—
Net change in life settlement policies, at fair value	(109,702,614)	(55,516,357)

ABACUS LIFE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Nine Months Ended September 30,
	2024	2023
Net change in life settlement policies, at cost	626,006	(5,601,493)
Net cash used in operating activities	(116,827,478)	(50,232,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(593,459)	(96,721)
Purchase of intangible assets	(102,136)	—
Purchase of other investments, at cost	(200,000)	(350,000)
Change in due from affiliates	(271,571)	3,016,158
Net cash (used in) provided by investing activities	(1,167,166)	2,569,437
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt	66,685,109	52,006,584
Payment of discounts and financing costs	(1,887,460)	—
Repayment of debt	(4,040,758)	—
Issuance of long term debt, related party	—	35,471,648
Repayment of debt, related party	(28,189,406)	—
Common stock sale	92,000,000	—
Common stock sale transaction costs	(7,213,627)	—
Repurchase of common stock	(10,742,075)	—
Transaction costs	(483,451)	(10,841,551)
Capital distribution to former members	—	(23,533,073)
Due to former members	(1,159,712)	442,283
Warrant conversions	6,852,207	—
Proceeds received from SPAC trust	—	972,262
Due to affiliates	(5,236)	(258,549)
Net cash provided by financing activities	111,815,591	54,259,604
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,179,053)	6,596,367
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	25,588,668	30,052,823
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,409,615	$36,649,190
SUPPLEMENTAL DISCLOSURES:
Interest paid	$7,851,024	$1,330,323
Income taxes paid, net of refunds	2,691,871	—
Non-cash sale of life settlement policies, at fair value	14,294,275	—
Non-cash purchase of life settlement policies, at fair value	14,294,275	—
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
The Interim Financial Statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The Interim Financial Statements are not necessarily indicative of the results to be expected for the full year, or any other period. All references to financial information in the Interim Financial Statements in the condensed notes to Interim Financial Statements are unaudited.
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
Life Settlement Policies—The Company may at times generate non-cash realized gains or losses when the consideration of a policy sale is another life settlement policy with different risk characteristics and risk profile.
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

Concentrations—Three customers accounted for 32%, 19%, and 17% of total revenue for the three months ended September 30, 2024, respectively. Three customers accounted for 28%, 20%, and 15% of total revenue for the nine months ended September 30, 2024. Three customers accounted for 33%, 19%, and 10% of total revenue for the three months ended September 30, 2023. Three customers accounted for 29%, 19%, and 14% of total revenue for the nine months ended September 30, 2023.
The Company purchases life insurance policies from various funds, directly from policy holders (“Client Direct”), or from Brokers or Agents representing policy holders (collectively “Seller” or “Sellers”). The Company purchased life insurance policies from three Sellers that accounted for 17%, 15% (related party), and 11% of the total policies purchased for the three months ended September 30, 2024. The Company purchased life insurance policies from two Sellers that accounted for 23% (related party) and 10% of the total policies purchased for the nine months ended September 30, 2024, respectively. The Company purchased life insurance policies from two Sellers that accounted for 14% and 11% of the total policies purchased for the three months ended September 30, 2023. The Company did not purchase policies from any Seller that accounted for 10% or greater of the policies purchased for the nine months ended September 30, 2023.
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

Net Assets Identified	Fair Value	Adjustments	June 30, 2023 (as finalized on June 30, 2024)
Intangibles	$32,900,000	$—	$32,900,000
Current Assets	1,280,100	—	1,280,100
Non-Current Assets	901,337	—	901,337
Deferred Tax Liabilities	(8,310,966)	356,810	(7,954,156)
Accrued Expenses	(524,400)	—	(524,400)
Other Liabilities	(1,171,739)	—	(1,171,739)
Net assets acquired	25,074,332	356,810	25,431,142
Goodwill	140,287,000	(356,810)	139,930,190
Total purchase price	$165,361,332	$—	$165,361,332

Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships-Agents	$12,600,000	5 years	Multi-period excess earnings method
Customer Relationships-Financing Entities	11,000,000	8 years	Multi-period excess earnings method
Internally Developed and Used Technology-APA	1,600,000	2 years	Relief from royalty method
Internally Developed and Used Technology-Marketplace	100,000	3 years	Replacement cost method
Trade Name	900,000	Indefinite	Relief from royalty method
Non-Compete Agreements	4,000,000	2 years	With and without method
State Insurance Licenses	2,700,000	Indefinite	Replacement cost method
Total Fair Value	$32,900,000
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

Nine Months Ended September 30,
2023
Proforma revenue	$55,890,580
Proforma net income	14,424,416
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

As of September 30, 2024, the Company accrued $2,600,000 for related transaction costs.
4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio servicing revenue:
Related party serving revenue	$56,539	$168,899	$362,394	$711,975
Portfolio servicing revenue	59,847	55,670	176,815	102,651
Total portfolio servicing revenue	116,386	224,569	539,209	814,626
Active management revenue:
Investment income from life insurance policies held using the investment method	69,729	1,817,764	577,122	18,473,597
Revenue from fee-based services and realized and unrealized gains from life insurance policies held using the fair value method	26,897,846	17,108,380	73,201,209	21,447,464
Total active management revenue	26,967,575	18,926,144	73,778,331	39,921,061
Originations revenue:
Related party origination revenue:
Broker	—	209,517	—	209,517
Client direct	—	45,000	—	45,000
Total related party origination revenue	—	254,517	—	254,517
Origination revenue:
Agent	267,000	561,780	2,121,502	561,780
Broker	723,500	1,020,045	2,085,650	1,020,045
Client direct	74,030	133,875	187,085	133,875
Total origination revenue	1,064,530	1,715,700	4,394,237	1,715,700
Total originations revenue	1,064,530	1,970,217	4,394,237	1,970,217
Total revenue	$28,148,491	$21,120,930	$78,711,777	$42,705,904
Contract Balances—We had no contract assets at September 30, 2024 and December 31, 2023. The balances of contract liabilities arising from originated contracts with customers were as follows:

	September 30, 2024	December 31, 2023
Contract liabilities, deposits on pending settlements	$924,083	$507,000
Total contract liabilities	$924,083	$507,000

Revenue recognized during the first quarter of 2024 that was included in our contract liabilities balance at December 31, 2023 was $507,000, less $347,000 intercompany revenue that was eliminated in consolidation.

5.LIFE SETTLEMENT POLICIES
As of September 30, 2024, the Company held 532 life settlement policies, of which 527 were accounted for using the fair value method and 5 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $976,761,831 as of September 30, 2024, with a corresponding fair value of $273,249,493. The aggregate face value of policies accounted for using the investment method was $2,225,000 as of September 30, 2024, with a corresponding carrying value of $1,071,172. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.
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
At September 30, 2024, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt, for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of September 30, 2024:
Policies Carried at Fair Value:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	7	$8,100,000	$8,100,000	$6,386,561
1-2	15	16,908,593	19,557,874	12,261,392
2-3	43	47,111,084	44,975,920	24,919,807
3-4	73	154,161,274	151,400,918	70,656,882
4-5	50	73,898,519	74,046,019	27,566,589
Thereafter	339	676,582,361	674,962,708	131,458,262
Total	527	$976,761,831	$973,043,439	$273,249,493
Policies accounted for using the investment method:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
1-2	1	$625,000	$649,595	$329,714
2-3	1	750,000	750,000	395,649
4-5	2	750,000	750,000	330,552
Thereafter	1	100,000	100,330	15,257
Total	5	$2,225,000	$2,249,925	$1,071,172

Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of September 30, 2024, are as follows:

2024 remaining	$12,804
2025	57,733
2026	64,043
2027	37,210
2028	15,920
Thereafter	17,424
Total	$205,134
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
6.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	September 30, 2024	December 31, 2023
Computer equipment	$934,411	$356,939
Furniture and fixtures	91,125	91,125
Leasehold improvements	38,405	22,418
Property and equipment—gross	1,063,941	470,482
Less: accumulated depreciation	(175,422)	(69,762)
Property and equipment—net	$888,519	$400,720
Depreciation expense for the three months ended September 30, 2024 and 2023, was $46,297 and $12,770, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023, was $105,660 and $14,911, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combination, for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

	Portfolio Servicing	Active Management	Originations
Goodwill at December 31, 2023	$—	$—	$140,287,000
Adjustments	—	—	(356,810)
Goodwill at September 30, 2024	$—	$—	$139,930,190

Intangible assets acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Agents	$12,600,000	5 years	Multi-period excess-earnings method
Customer Relationships - Financial Relationships	11,000,000	8 years	Multi-period excess-earnings method
Internally Developed and Used Technology—APA	1,600,000	2 years	Relief from Royalty Method
Internally Developed and Used Technology—Market Place	100,000	3 years	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Non-Compete Agreements	4,000,000	2 years	With or Without Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Total intangible assets	$32,900,000
Intangible assets and related accumulated amortization are as follows:

	September 30, 2024
Definite-lived Intangible Assets:	Gross Value	Accumulated Amortization	Net Book Value
Customer Relationships - Agents	$12,600,000	$(3,150,000)	$9,450,000
Customer Relationships - Financial Relationships	11,000,000	(1,718,750)	9,281,250
Internally Developed and Used Technology—APA	1,600,000	(1,000,000)	600,000
Internally Developed and Used Technology—Market Place	100,000	(41,667)	58,333
Non-Compete Agreements	4,000,000	(2,500,000)	1,500,000
Total definite-lived intangible assets	$29,300,000	$(8,410,417)	$20,889,583

Indefinite-lived Intangible Assets:
Trade Name	$900,000	$—	$900,000
State Insurance Licenses	2,700,000	—	2,700,000
Total intangible assets	$32,900,000	$(8,410,417)	$24,489,583

All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite lived intangible assets was $1,682,083 and $1,682,083 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for definite lived intangible assets was $5,046,250 and $1,682,083 for the nine months ended September 30, 2024 and 2023, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2024 remaining	$1,682,083
2025	5,328,333
2026	3,911,667
2027	3,895,000
2028	2,635,000
Thereafter	3,437,500
Total	$20,889,583

The Company also had other intangible assets of $163,558 and $87,297, net of related amortization, as of September 30, 2024 and December 31, 2023, respectively.
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
The Company applies the available-for-sale method of accounting for its investment in the Convertible Promissory Note, which is a debt investment. The Convertible Promissory Note does not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Note as a long-term investment. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of September 30, 2024 and December 31, 2023, the Company evaluated the fair value of its investment and determined that the fair value approximates the carrying value of $1,185,740 and $1,105,935, which includes accrued accumulated interest income of $185,740 and $105,935, respectively. There was no unrealized gain or loss or credit losses recorded since inception. Interest income recognized for the three months ended September 30, 2024 and 2023 was $20,165 and $—, respectively. Interest income recognized for the nine months ended September 30, 2024 and 2023 was $79,805 and $—, respectively.
9.OTHER INVESTMENTS, EQUITY SECURITIES, AT FAIR VALUE, AND OTHER NONCURRENT ASSETS
Other Investments, at Cost:
Convertible Preferred Stock Ownership—The Company owns convertible preferred stock in two entities. The value of the combined investment in these two entities was $1,850,000 and 1,650,000 as of September 30, 2024 and December 31, 2023, respectively.
The Company applies the measurement alternative for its investments in the Preferred Stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three and nine months ended September 30, 2024.
Other Assets—The Company’s other assets are mainly composed of cash deposits in compliance requirements in various states. As of September 30, 2024 and December 31, 2023, the balance of other assets was $1,650,698 and $998,945, respectively.
Equity Securities, at Fair Value:

S&P Options—The Company invested in S&P 500 call options, which were purchased through a broker as an economic hedge related to the market-indexed debt instruments. The value is based on stock owned and quoted market prices in active markets. Changes in fair value are recorded in the unrealized gain on investments line item on the consolidated statements of operations and comprehensive (loss) income until they are sold. As of September 30, 2024 and December 31, 2023, the value of the S&P 500 options was $3,019,055 and $2,348,998, respectively, recorded in the following accounts on the consolidated balance sheets:

	September 30, 2024	December 31, 2023
Current assets:
Equity securities, at fair value	$3,019,055	$2,252,891
Non-current assets:
Equity securities, at fair value	—	96,107
Total equity securities, at fair value	$3,019,055	$2,348,998
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VOEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2023 Annual Report, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. As of September 30, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $134,048,716 and liabilities of $111,218,655, respectively. As of December 31, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $77,132,592 and $65,031,207, respectively. The Company did not deconsolidate any entities during the period ended September 30, 2024, or during the year ended December 31, 2023.
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
This segment structure reflects the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s reportable segments are not aggregated.

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
Revenue related to the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio servicing	$116,386	$224,569	$539,209	$814,626
Active management	26,967,575	18,926,144	73,778,331	39,921,061
Originations	7,504,110	10,214,489	18,194,588	10,214,489
Total revenue (including intersegment)	34,588,071	29,365,202	92,512,128	50,950,176
Intersegment eliminations	(6,439,580)	(8,244,272)	(13,800,351)	(8,244,272)
Total revenue	$28,148,491	$21,120,930	$78,711,777	$42,705,904
Cost of revenue related to the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio servicing	$401,493	$850,614	$932,556	$1,606,799
Active management (including stock-compensation)	712,750	1,368,581	2,523,640	2,075,346
Originations	5,144,638	5,689,108	12,434,408	5,689,108
Total expenses (including intersegment)	6,258,881	7,908,303	15,890,604	9,371,253
Intersegment eliminations	(4,070,900)	(4,543,346)	(8,238,192)	(4,543,346)
Total cost of revenue	$2,187,981	$3,364,957	$7,652,412	$4,827,907

Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income (loss) attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio servicing	$(285,107)	$(626,045)	$(393,347)	$(792,173)
Active management	26,254,825	17,557,563	71,254,691	37,845,715
Originations	2,359,472	4,525,381	5,760,180	4,525,381
Gross profit (including intersegment)	28,329,190	21,456,899	76,621,524	41,578,923
Intersegment eliminations	(2,368,680)	(3,700,926)	(5,562,159)	(3,700,926)
Total gross profit	25,960,510	17,755,973	71,059,365	37,877,997

Sales and marketing	(2,169,197)	(1,704,154)	(6,651,942)	(3,116,999)
General and administrative (including stock-based compensation)	(15,489,503)	(9,838,951)	(41,396,346)	(11,113,382)
Depreciation and amortization expense	(1,745,279)	(1,694,853)	(5,177,785)	(1,696,994)
Other (expense) income	(9,832)	20,086	132,610	(1,565)
Loss on change in fair value of warrant liability	(8,766,500)	(943,400)	(8,487,040)	(943,400)
Interest expense	(4,218,314)	(2,679,237)	(12,417,946)	(3,620,695)
Interest income	609,496	63,826	1,670,828	71,283
Loss (gain) on change in fair value of debt	(124,237)	2,088,797	(4,036,327)	(309,865)
Unrealized (gain) loss on equity securities, at fair value	417,677	(306,800)	1,220,161	491,356
Realized gain on equity securities, at fair value	—	—	856,744	—
Income tax (benefit) expense	250,368	(1,710,315)	(2,680,855)	(2,238,419)
Less: Net loss attributable to non-controlling interests	159,756	(147,611)	204,716	339,692
Net income (loss) attributable to common stockholders	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
For the three and nine months ended September 30, 2024 and 2023, our operations were mostly confined to the United States, except for sales made to a customer in Luxembourg included in active management revenue. This customer represented approximately 32% and 15% for the three and nine months ended September 30, 2024, respectively, and approximately 6% and 6% for the three and nine months ended September 30, 2023, respectively.

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
For the three months ended September 30, 2024 and 2023, the Company incurred $— and $— of expenses related to the Expense Support Agreement. For the nine months ended September 30, 2024 and 2023, the Company incurred $— and $29,721 of expenses related to the Expense Support Agreement. This expense is included in the other (expense) income line of the consolidated statements of operations and comprehensive (loss) income and have not been reimbursed by the Providers.
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

	Fair Value Hierarchy
As of September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$273,249,493	$273,249,493
Available-for-sale securities, at fair value	—	—	1,185,740	1,185,740
Equity securities, at fair value	3,019,055	—	—	3,019,055
Total assets held at fair value	$3,019,055	$—	$274,435,233	$277,454,288

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$13,730,026	$13,730,026
Long-term debt, at fair value	—	—	96,358,740	96,358,740
Private placement warrants	—	—	15,130,000	15,130,000
Total liabilities held at fair value:	$—	$—	$125,218,766	$125,218,766

	Fair Value Hierarchy
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$122,296,559	$122,296,559
Available-for-sale securities, at fair value	—	—	1,105,935	1,105,935
Equity securities, at fair value	2,348,998	—	—	2,348,998
Total assets held at fair value	$2,348,998	$—	$123,402,494	$125,751,492

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$13,029,632	$13,029,632
Long-term debt, at fair value	—	—	55,318,923	55,318,923
Private placement warrants	—	—	6,642,960	6,642,960
Total liabilities held at fair value:	$—	$—	$74,991,515	$74,991,515
Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policies using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
For policies carried at fair value, the valuation is based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a blended average discount rate of 20% and 21% for policy valuations at September 30, 2024 and at December 31, 2023, respectively, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements.

For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,071,172 and $1,697,178 at September 30, 2024 and at December 31, 2023, respectively.
Discount Rate Sensitivity—20% was determined to be the weighted average discount rate used to estimate the fair value of policies held by LMA and its investment funds. If the discount rate increased or decreased by two percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2024, would be as follows:

As of September 30, 2024	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$253,146,067	$(20,103,426)
No change	273,249,493
-2%	295,143,512	21,894,019
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of September 30, 2024:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
John Hancock Life Insurance Company (U.S.A.)	18%	14%	A+
Lincoln National Life Insurance Company	13%	11%	A
The following table provides a roll forward of the fair value of life insurance policies for the nine months ended September 30, 2024:

Fair value at December 31, 2023	$122,296,559
Policies purchased	242,004,548
Matured/sold policies	(129,191,652)
Realized gain on matured/sold policies	38,431,102
Premiums paid	(10,329,203)
Unrealized gain on held policies	38,140,038
Change in estimated fair value	66,241,937
Realized gain on matured/sold policies	(38,431,102)
Premiums paid	10,329,203
Fair value at September 30, 2024	$273,249,493
Long-Term Debt—See Note 14, Long-Term Debt, for background information on the market-indexed and secured borrowing debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. As of September 30, 2024 and December 31, 2023, the Company evaluated the fair value of its secured borrowing debt and determined that the fair value approximates the carrying value. The valuation methodology for the market-indexed notes is based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model include (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Series 2024, Inc., LMATTS Growth Series 2.2024, Inc., and LMATTS Growth and Income Series 1.2026, Inc. notes. The discounted cash flow analysis includes a discount rate that is based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate is evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities.

The total change in fair value of the debt resulted in a loss of $181,270 and $4,171,290 for the three and nine months ended September 30, 2024, respectively. This loss was comprised of $31,603 and $75,652, net of tax, which is included within accumulated other comprehensive income, as well as $10,974 and $25,104 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios for the three and nine months ended September 30, 2024, respectively. The Company recognized a loss of $124,237 and $4,036,327 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within loss on change in fair value of debt within the consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2024, respectively.
The following table provides a roll forward of the fair value of the outstanding debt for the nine months ended September 30, 2024:

Fair value at December 31, 2023	$68,348,556
Issuance of long term-debt	41,685,108
Repayment of debt	(4,040,758)
LMA Income Series, LP excess return accrual	352,846
Unrealized loss on change in fair value (risk-free)	4,036,327
Unrealized loss on change in fair value (credit-adjusted) included in OCI	101,337
Unrealized loss on change in fair value (credit-adjusted) included in equity of NCI	33,626
Change in estimated fair value of debt	4,171,290
Deferred issuance costs	(428,276)
Fair value at September 30, 2024	$110,088,766
Private Placement Warrants—The Company had 8,900,000 Private Placement Warrants outstanding as of September 30, 2024 and December 31, 2023. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
Equity Securities, at Fair Value: S&P 500 Options—LMATT Series 2024, Inc., which the Company consolidates for financial reporting, owns S&P 500 call options. The Company owns additional S&P 500 call options through their 100% owned and fully consolidated subsidiaries LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1.2026, Inc. The options are exchange traded, and fair value is determined using Level 1 inputs of quoted market prices as of the consolidated balance sheets dates. Changes in fair value are classified as unrealized (gain) or loss on investments within the consolidated statements of operations and comprehensive (loss) income. On the last trading day of June 2024, the Company sold the S&P 500 call options that were held by LMATT Growth Series 2.2024, Inc. and LMATT Growth and Income Series 1.2026, Inc. with the proceeds used to extinguish the related market-indexed debt during the first week of July 2024.
Available-for-Sale Securities, at Fair Value—The Convertible Promissory Note is classified as an available-for-sale security. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of September 30, 2024 and December 31, 2023, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $1,185,740 and $1,105,935, respectively.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, and due from and to affiliates approximates fair value, and income tax receivables due to the short-term nature of their maturities.

14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	September 30, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	$11,002,072	$13,730,026	$9,124,944	$9,477,780
LMATT Growth Series 2.2024, Inc.	—	—	2,981,480	3,551,852
LMATT Growth & Income Series 1.2026, Inc	—	—	492,582	569,862
Secured borrowing, at fair value:
LMA Income Series, LP	22,721,057	22,721,057	22,368,209	22,368,209
LMA Income Series II, LP	74,065,960	74,065,960	32,380,852	32,380,852
Deferred issuance costs	(428,277)	(428,277)	—	—
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	60,650,000	60,650,000	35,650,000	35,650,000
SPV Purchase and Sale Note	—	—	26,538,004	26,538,004
Sponsor PIK Note	12,157,258	12,157,258	11,115,865	11,115,865
Deferred issuance costs and discounts	(2,653,003)	(2,653,003)	(1,831,910)	(1,831,910)
Total debt	177,515,067	180,243,021	138,820,026	139,820,514
Less current portion of:
long-term debt, at fair value	(11,002,072)	(13,730,026)	(11,440,236)	(13,029,632)
Total long-term debt	$166,512,995	$166,512,995	$127,379,790	$126,790,882
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
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term (“LMATTS”) Series 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in December of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns up to 40% if the index price experienced a loss during the investment period. As of September 30, 2024, $8,816,900 of the principal amount remained outstanding of which $200,000 is owed to LMA. LMA’s investment is eliminated in consolidation.

The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2024 and December 31, 2023, the fair value of the LMATT Series 2024, Inc. notes was $13,730,026 and $9,477,780, respectively.
The notes are secured by the assets of the issuing entities, which includes cash, S&P 500 call options, and life settlement policies totaling $13,201,217 as of September 30, 2024. The note agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of LMATTS Series 2024 serves as collateral. There are also no restrictive covenants associated with the notes.
LMATT Growth Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth Series 2.2024, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in July of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 20% if the index price experienced a loss during the investment period.
During the first week of July 2024, the Company paid $3,480,758 to extinguish the notes early based on the value of the notes at June 30, 2024.
The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2024 and December 31, 2023, the fair value of the LMATT Series 2.2024, Inc. notes was $— and $3,551,852, respectively.
The notes were secured by the assets of the issuing entity, LMATT Series 2.2024, Inc., which included cash, S&P 500 call options, and life settlement policies. The note agreements did not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of LMATTS Growth Series 2.2024, Inc. served as collateral. There were no restrictive covenants associated with the notes.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary which the Company consolidates for financial reporting issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc. (“LMATTSTM Growth and Income Series 1.2026, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in July of 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experienced a loss during the investment period. This note also included a 4% dividend feature that was paid annually.
During the first week of July 2024, the Company paid $560,000 to extinguish the notes early based on the value of the notes at June 30, 2024.
The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2024 and December 31, 2023, the fair value of the LMATT Growth and Income Series 1.2026, Inc., notes was $— and 569,862, respectively.

The notes were secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc., which included cash, S&P 500 call options, and life settlement policies. The note agreements did not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of LMATTS Growth and Income Series 1.2026, Inc. served as collateral. There were no restrictive covenants associated with the notes.
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2024.
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
Dividends paid and accrued are included in interest expense. The excess dividend returns will not be paid by LMA Income Series, LP until termination, are considered non-cash interest expense, and are included in the principal balance outstanding. As of September 30, 2024 and December 31, 2023, $831,613 and $478,765 in non-cash interest expense was added to the outstanding principal balance, respectively.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2024 and December 31, 2023, the fair value of the secured borrowing was $22,721,057 and $22,368,209, respectively.
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

It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2024.
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
During 2024, LMA Income Series II, GP, LLC through the LMA Income Series II, LP admitted additional limited partners into the fund. The additional limited partnership interests amounted to $41,685,108 as of September 30, 2024. LMA Income Series II, GP plans to continue admitting new limited partners. In addition to new partnership interests, an amendment to the limited partnership was signed to add redemption opportunities for limited partners and extend the maturity date of the fund. The first redemption date is March 31, 2026, but limited partners can elect to stay in the fund at the same terms. If a limited partner elects to stay invested, the next redemption date would be June 30, 2027 with a final maturity date of December 31, 2028. Along with these redemption windows, the amendment also increased the Preferred Return Amount by fifty basis points annually across all tiers. The amendment became effective April 1, 2024.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2024 and December 31, 2023, the fair value of the secured borrowing was $74,065,960 and $32,380,852, respectively.
Sponsor PIK Note
On the June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.00% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of September 30, 2024 and December 31, 2023, $1,685,610 and $644,217 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
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

SPV extended an additional principal amount of $15,000,000 bringing the total SPV Purchase and Sale Note to $25,000,000. The Company was able to borrow additional funds from SPV. The interest accrued at a rate of 12% per year, accrued quarterly, all of which is to be paid in-kind by the Company by increasing the principal amount of the SPV Purchase and Sale Note on each interest payment date and is not required to be paid until maturity on July 5, 2026, three years after the closing of the SPV Purchase and Sale Note, subject to two automatic extensions of one-year each without any amendment of the relevant documentation.
During the first week of July 2024, the Company paid $28,189,406 to extinguish the SPV Purchase and Sale Note early. The total paid included $3,189,406 in accumulated non-cash interest incurred through the early extinguishment date. The total interest paid in connection with the payoff is part of interest paid in the consolidated statements of cash flows.
As of September 30, 2024 and December 31, 2023, $3,189,406 and $1,538,004 in non-cash interest expense was added to the outstanding principal balance, respectively.
The following table shows scheduled principal payments by year for our long-term debt as of September 30, 2024:

	Payments by Year
	2024 remaining	2025	2026	2027	2028	Thereafter	Total
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	$13,730,026	$—	$—	$—	$—	$—	$13,730,026
Secured borrowing, at fair value:
LMA Income Series, LP	—	22,721,057	—	—	—	—	22,721,057
LMA Income Series II, LP	—	—	74,065,960	—	—	—	74,065,960
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	—	—	—	—	60,650,000	—	60,650,000
Sponsor PIK Note	—	—	—	—	12,157,258	—	12,157,258
	$13,730,026	$22,721,057	$74,065,960	$—	$72,807,258	$—	$183,324,301

15.STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2024, there were 75,756,439 shares of common stock issued, of which 74,708,213 are outstanding and 1,048,226 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
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
On June 20, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Piper Sandler & Co., TD Securities (USA) LLC, B. Riley Securities, Inc. and KKR Capital Markets LLC, as representatives (“Representatives”) of the several underwriters (the “Underwriters”), relating to the underwritten offering of 10,000,000 shares of common stock, par value $0.0001 per share, of the Company’s common stock announced on June 13, 2024. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,500,000 additional shares of Common Stock (the “Option”). On June 21, 2024, the Underwriters exercised the Option in full. The Offering closed on June 24, 2024. The Company received $84,786,373 net proceeds from the sale of its common stock, which was net of $7,213,627 in related transaction costs.
Public Warrants
As of September 30, 2024, the Company had 16,654,140 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire five years from the purchase date for July 27, 2020 or August 25, 2020, the dates of the initial public offering and over-allotment, respectively, by the Sponsor, or earlier upon redemption or liquidation.
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
During 2024, the Company’s share price reached the warrant exercise price of $11.50. Certain public warrant holders redeemed their warrants for the Company’s common stock. As of September 30, 2024, the Company received $6,852,207 from the exercise of 595,844 public warrants.
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

As of September 30, 2024, $2,974,863 remained available for repurchase under the authorization approved by the Company’s board of directors. The authorization for the stock repurchase program may be suspended, terminated, increased or decreased by our board of directors at any time without prior notice.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	146,650	$1,283,062	$8.82
January 1, 2024 to January 31, 2024	316,800	3,664,552	11.61
February 1, 2024 to February 29, 2024	200,916	2,480,383	12.35
March 1, 2024 to March 31, 2024	114,400	1,379,457	12.06
April 1, 2024 to April 30, 2024	173,197	2,081,859	12.02
May 1, 2024 to May 31, 2024	96,263	1,135,824	11.81
As of September 30, 2024	1,048,226	$12,025,137	$11.61
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
After the approved amendment to the Long-Term Incentive Plan, 10,215,756 shares of common stock remained available for issuance.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of September 30, 2024 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2023	2,429,500	$6.16
Granted	136,972	12.37
Vested	(271,772)	8.77
Forfeited	(1,500)	6.16
Restricted stock units, unvested, September 30, 2024	2,293,200	$6.22
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2023	—	$—
Granted	345,263	3.91
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, September 30, 2024	345,263	$3.91
Compensation costs recognized for RSUs and stock options were $1,832,746 and $— for the three months ended September 30, 2024 and 2023, respectively. Compensation costs recognized for RSUs and stock options were $4,924,312 and $— for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, $322,607 and $1,510,139 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income, respectively. For the nine months ended September 30, 2024, $967,820 and $3,956,492 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income, respectively.

As of September 30, 2024, there was approximately $11,606,823 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 1.9 years.
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
CEO Stock-based compensation expense is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$4,583,632	$4,583,632	$13,750,896	$4,583,632
Restricted Stock activity relative to the CEO as of September 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,569,922	$10.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2024	4,569,922	$10.03
As of September 30, 2024, unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO was $22,918,159 with a remaining contractual life of 1.3 years.

17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee compensation and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended September 30, 2024 and 2023, the Company recognized expenses related to the 401(k) Plan amounting to $102,947 and $61,586, respectively. For the three months ended September 30, 2024 and 2023, the Company did not make discretionary contributions. For the nine months ended September 30, 2024 and 2023, the Company recognized expenses related to the 401(k) Plan amounting to $302,479 and $86,901, respectively. For the nine months ended September 30, 2024 and 2023, the Company did not make discretionary contributions.
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
For the three months ended September 30, 2024 and 2023, the Company recorded a provision for income (benefit) taxes of $(250,368) and $1,710,315, respectively. The effective tax rate is 4.5% for the three months ended September 30, 2024 primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m). The effective rate for the three months ended September 30, 2023 was 61.9% primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m).
For the nine months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes of $2,680,855 and $2,238,419, respectively. The effective tax rate is (83.1)% for the nine months ended September 30, 2024 primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m). The effective rate for the nine months ended September 30, 2023 was 12.7% due to the impact of the VIEs and by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m).
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at September 30, 2024 and December 31, 2023, and did not recognize any interest or penalties related to uncertain tax positions at September 30, 2024, and December 31, 2023. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive (loss) income during 2024.

19.RELATED-PARTY TRANSACTIONS
As of September 30, 2024 and December 31, 2023, $— and $5,236, respectively, were due to affiliates. As of September 30, 2024 and December 31, 2023, $1,279,099 and $1,007,528, respectively, was due from affiliates. The majority of the due from affiliate amount as of September 30, 2024 and December 31, 2023 represents transaction costs incurred by the Company related to the formation of an investment fund being registered under the Investment Company Act of 1940 that will be reimbursed upon regulatory approval and effectiveness of the investment fund and subsequent sale of shares in the investment fund.
The SPV Purchase and Sale Note was paid off for $28,189,406 in early July 2024 and was a related party transaction given the transfer of cash and policies between the Company and the SPV, which is jointly owned by the Sponsor and former members of LMA and Abacus. The Sponsor PIK Note for $12,157,258 is also recorded as a related party transaction given the relationship between the Sponsor and the Company.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”).
The Company earns servicing revenue related to policy and administrative services performed for the Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $56,539 and $168,899 in service revenue from the the Nova Funds for the three and months ended September 30, 2024 and 2023, respectively. The Company earned $362,394 and $711,975 in service revenue from the Nova Funds for the nine months ended September 30, 2024 and 2023, respectively. The Company may at times purchase policies it services for the Nova Funds for active management trading purposes. During 2024, the Company paid $65,900,029 to acquire policies from the Nova Funds.
After the Merger, the Company also originates policies for the Nova Funds. For its origination services to the Nova Funds, the Company earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. The Company earned $— and $254,517 in origination revenue from the Nova Funds for the three months ended September 30, 2024 and 2023, respectively. The Company earned $— and $254,517 in origination revenue related to the Nova Funds for the nine months ended September 30, 2024 and 2023, respectively. The Company incurred transition costs with the Nova funds of $430 and $7,981 for the three months ended September 30, 2024 and 2023, respectively. The Company incurred transition costs with the Nova funds of $2,568 and $7,981 for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, and December 31, 2023, there were $83,498 and $79,509, respectively, owed by the Nova Funds, which are included as related-party receivables in the consolidated balance sheets.

20.LEASES
During 2023, the Company amended its existing lease with the lessor to swap office spaces, increase square footage, and extend the lease term from July 31, 2023 to December 31 2029. The Company applied the lease modification guidance to account for the amendment to the lease. The commencement date for the amended lease was December 8, 2023, the date the lessor allowed the Company to take possession of the space. The amended lease provided for a leasehold improvement allowance, a monthly lease abatement from August to December 2024, and an option terminate. The Company remeasured the ROU assets and the lease liabilities as of the commencement date.
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
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Assets:
Operating lease right-of-use assets	$2,033,538	$1,893,659

Liabilities:
Current operating lease liability	413,071	118,058
Non-current operating lease liability	1,860,736	1,796,727
Total lease liability	$2,273,807	$1,914,785
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$128,607	$69,904	$379,047	$94,846
Variable lease cost	310,231	20,540	456,477	29,465
Total lease cost	$438,838	$90,444	$835,524	$124,311
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of the lease liability
Operating cash flows from operating leases	$501,994	$96,891
ROU assets obtained in exchange for new lease liabilities	359,352	—
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Weighted-average remaining lease term (in years)	5.25	0.80
Weighted-average discount rate	9.67%	3.42%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at September 30, 2024 are as follows:

Operating leases
Remaining of 2024	$—
2025	553,953
2026	570,602
2027	587,694
2028	605,268
Thereafter	623,490
Total operating lease payments (undiscounted)	2,941,007
Less: Imputed interest	(667,200)
Lease liability as of September 30, 2024	$2,273,807
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
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009
Weighted average shares outstanding for basic earnings (loss) per share	74,694,319	63,349,823	66,984,401	54,632,826
Basic earnings (loss) per share	$(0.07)	$0.01	$(0.09)	$0.29
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009
Numerator used to calculate diluted earnings (loss) per share	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009

Weighted average shares outstanding for basic earnings (loss) per share	74,694,319	63,349,823	66,984,401	54,632,826
Weighted average shares for diluted earnings (loss) per share	74,694,319	63,349,823	66,984,401	54,632,826
Diluted earnings (loss) per share	$(0.07)	$0.01	$(0.09)	$0.29
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
6.RETIREMENT PLAN
Abacus provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus are eligible to receive employer-matching contributions. Abacus may match contributions to the Plan, up to 4% of compensation. For the three and six months ended June 30, 2023, Abacus made no discretionary contribution to the Plan.

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
8.    SUBSEQUENT EVENT
On June 30, 2023, Abacus consummated the merger with LMA. Abacus has evaluated its subsequent events through November 7, 2024, the date that the financial statements were issued and determined that there were no events that occurred that required disclosure.
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
Performance Measures
NM = Not meaningful.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio servicing revenue
Related party servicing revenue	$56,539	$168,899	$362,394	$711,975
Portfolio servicing revenue	59,847	55,670	176,815	102,651
Total portfolio servicing revenue	116,386	224,569	539,209	814,626
Active management revenue	26,967,575	18,926,144	73,778,331	39,921,061
Related Party origination revenue	—	254,517	—	254,517
Origination revenue	1,064,530	1,715,700	4,394,237	1,715,700
Origination revenue	1,064,530	1,970,217	4,394,237	1,970,217
Total revenues	28,148,491	21,120,930	78,711,777	42,705,904
Cost of revenue (excluding depreciation and amortization stated below)
Cost of revenue (including stock-based compensation)	2,187,551	3,356,976	7,649,844	4,819,926
Related party cost of revenue	430	7,981	2,568	7,981
Total cost of revenue	2,187,981	3,364,957	7,652,412	4,827,907
Gross profit	25,960,510	17,755,973	71,059,365	37,877,997
Operating expenses
Sales and marketing	2,169,197	1,704,154	6,651,942	3,116,999
General and administrative (including stock-based compensation)	15,489,503	9,838,951	41,396,346	11,113,382
Unrealized (gain) loss on equity securities, at fair value	(417,677)	306,800	(1,220,161)	(491,356)
Realized gain on equity securities, at fair value	—	—	(856,744)	—
Loss (gain) on change in fair value of debt	124,237	(2,088,797)	4,036,327	309,865
Depreciation and amortization expense	1,745,279	1,694,853	5,177,785	1,696,994
Total operating expenses	19,110,539	11,455,961	55,185,495	15,745,884
Operating income	6,849,971	6,300,012	15,873,870	22,132,113
Other income (expense)
Loss on change in fair value of warrant liability	(8,766,500)	(943,400)	(8,487,040)	(943,400)
Other (expense) income	(9,832)	20,086	132,610	(1,565)
Interest expense	(4,218,314)	(2,679,237)	(12,417,946)	(3,620,695)
Interest income	609,496	63,826	1,670,828	71,283
Net income before provision for income taxes	(5,535,179)	2,761,287	(3,227,678)	17,637,736
Income tax (benefit) expense	(250,368)	1,710,315	2,680,855	2,238,419
NET (LOSS) INCOME	(5,284,811)	1,050,972	(5,908,533)	15,399,317
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159,756)	147,611	(204,716)	(339,692)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009
Revenue
Related Party Services

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Related party servicing revenue	$56,539	$168,899	$(112,360)	(66.5)%
Related party servicing revenue decreased by $112,360, or 66.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease is mainly due to a decrease in policies serviced for the Nova Funds.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Related party servicing revenue	$362,394	$711,975	$(349,581)	(49.1)%
Related party servicing revenue decreased by $349,581, or 49.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease is mainly due to a decrease in policies serviced for the Nova Funds.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Portfolio servicing revenue	$59,847	$55,670	$4,177	7.5%
Portfolio servicing revenue increased by $4,177 or 7.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is mainly due to an increase in policies serviced for external funds.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Portfolio servicing revenue	$176,815	$102,651	$74,164	72.2%
Portfolio servicing revenue increased by $74,164 or 72.2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is mainly due to an increase in policies serviced for external funds.
Active management revenue

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Active management revenue	$26,967,575	$18,926,144	$8,041,431	42.5%
Total active management revenue increased by $8,041,431, or 42.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is mainly due to a net increase of $9,789,466 related to policies accounted for under the fair value method (comprised of $7,092,164 realized gains, $5,858,258 unrealized gains and offset by ($3,160,956) in premiums paid) and offset by a decrease of $(1,748,035) in trading activity related to policies accounted for under the investment method.
The aggregate face value of policies accounted for using the investment method is $2,225,000 as of September 30, 2024, with a corresponding carrying value of $1,071,172. Additional information regarding policies accounted for under the investment method is as follows:

	Three Months Ended September 30,
	2024	2023
Investment method:
Policies bought	—	—
Policies sold	1	34
Policies matured	—	—
Average realized gain (loss) on policies sold	43.2%	29.2%
Number of external counter parties that purchased policies	1	5
Realized gains	$69,729	$1,817,764
Revenue from maturities	$—	$—
The aggregate face value of policies held at fair value is $976,761,831 as of September 30, 2024 with a corresponding fair value of $273,249,493. Additional information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended September 30,
	2024	2023
Fair Value Method:
Policies bought	233	149
Policies sold	148	78
Policies matured	9	—
Average realized gain (loss) on policies sold	25.6%	12.7%
Number of external counter parties that purchased policies	16	10
Realized gains, net of premiums paid	$10,099,512	$6,168,304
Revenue from maturities	$4,017,400	$—

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Active management revenue	$73,778,331	$39,921,061	$33,857,270	84.8%
Total active management revenue increased by $33,857,270, or 84.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is mainly due to a net increase of $44,794,472 related to policies accounted for under the fair value method (comprised of $28,742,680 realized gains, $23,880,373 unrealized gains and offset by ($7,828,581) in premiums paid) and $6,959,273 fee-based revenue, offset by a decrease of ($17,896,475) in trading activity related to policies accounted for under the investment method.
Additional information regarding policies accounted for under the investment method is as follows:

	Nine Months Ended September 30,
	2024	2023
Investment method:
Policies bought	—	165
Policies sold	3	161
Policies matured	1	2
Average realized gain (loss) on policies sold	47.1%	19.0%
Number of external counter parties that purchased policies	2	15
Realized gains	$577,122	$14,473,597
Revenue from maturities	$500,000	$4,000,000
Additional information regarding policies accounted for under the fair value method is as follows:

	Nine Months Ended September 30,
	2024	2023
Fair Value Method:
Policies bought	595	218
Policies sold	340	89
Policies matured	14	1
Average realized gain (loss) on policies sold	25.6%	12.5%
Number of external counter parties that purchased policies	21	10
Realized gains, net of premiums paid	$28,101,899	$7,187,799
Revenue from maturities	$5,382,504	$175,000
Origination Revenue

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Origination Revenue	$1,064,530	$1,715,700	$(651,170)	(38.0)%
Origination revenue decreased by ($651,170) from $1,715,700, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease is mainly to due to Abacus Settlements focusing on procuring policies for the Company. The origination revenue is related to Abacus Settlements, which was acquired on June 30, 2023.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Origination Revenue	$4,394,237	$1,715,700	$2,678,537	156.1%
Origination revenue increased by $2,678,537 from $1,715,700, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The origination revenue is related to Abacus Settlements, which was acquired on June 30, 2023.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit, Net of Intersegment Eliminations

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$2,187,551	$3,356,976	$(1,169,425)	(34.8)%
Related party cost of revenue	430	7,981	(7,551)	(94.6)%
Cost of revenues (excluding depreciation and amortization) decreased by $(1,169,425), or (34.8)%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in cost of revenues is primarily due to $(1,345,873) decrease in consulting charges related to active management activity partially offset by an increase in non-cash stock-based compensation expense.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$7,649,844	$4,819,926	$2,829,918	58.7%
Related party cost of revenue	2,568	7,981	(5,413)	(67.8)%
Cost of revenues (excluding depreciation and amortization) increased by $2,829,918, or 58.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in cost of revenues is primarily due to $1,954,072 increase in life expectancy fees, $1,417,790 increase of commissions for origination activity related to the increase in insurance policy purchase activity during 2024, and $967,820 non-cash stock-based compensation expense, partially offset by $(1,361,075) decrease in consulting charges related to active management activity.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$25,960,510	$17,755,973	$8,204,537	46.2%
Gross profit increased by $8,204,537, or 46.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in gross profit is primarily due to an increase in active management revenue driven by an increase in policies purchased.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$71,059,365	$37,877,997	$33,181,368	87.6%
Gross profit increased by $33,181,368, or 87.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in gross profit is primarily due to an increase in active management revenue driven by an increase in policies purchased.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Sales and marketing expenses	$2,169,197	$1,704,154	$465,043	27.3%

Sales and marketing expenses increased by $465,043 or 27.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily related to an increase in advertising costs to support our origination and active management growth strategy.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Sales and marketing expenses	$6,651,942	$3,116,999	$3,534,943	113.4%
Sales and marketing expenses increased by $3,534,943 or 113.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily related to an increase in advertising costs to support our origination and active management growth strategy.
General, Administrative, and Other

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
General and administrative (including stock-based compensation)	$15,489,503	$9,838,951	$5,650,552	57.4%
General, administrative, and other increased by $5,650,552, or 57.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in general, administrative, and other expenses is primarily related to non-cash stock based compensation expense of $1,510,139, payroll expense of $2,703,485, and accounting and auditing fees of $221,873, legal and professional fees of $1,700,871, partially offset by a decrease in other expenses general and administrative expenses of ($485,816) to support the Company’s public company compliance costs post the Merger.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
General and administrative (including stock-based compensation)	$41,396,346	$11,113,382	$30,282,964	272.5%
General, administrative, and other increased by $30,282,964, or 272.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in general, administrative, and other expenses is primarily related to non-cash stock based compensation expense of $13,123,756, payroll expense of $10,178,892, accounting and auditing fees of $2,759,900, legal and professional fees of $2,211,209, and an increase in other expenses general and administrative expenses of $2,009,207 to support the Company’s public company compliance costs post the Merger.
Depreciation and amortization expense

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Depreciation and amortization	$1,745,279	$1,694,853	$50,426	3.0%
The increase of $50,426, or 3.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 in depreciation and amortization expense is primarily related to the amortization of acquired Abacus intangible assets.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Depreciation and amortization	$5,177,785	$1,696,994	$3,480,791	205.1%
The increase of $3,480,791, or 205.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 in depreciation and amortization expense is primarily related to the amortization of acquired Abacus intangible assets.
Unrealized Loss (Gain) on Investments

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Unrealized (gain) loss on equity securities, at fair value	$(417,677)	$306,800	$(724,477)	(236.1)%
Unrealized loss on investments decreased by $724,477 or 236.1% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The primary cause of this decrease pertains to the change in fair value of S&P 500 options.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Unrealized (gain) loss on equity securities, at fair value	$(1,220,161)	$(491,356)	$(728,805)	148.3%
Unrealized gain on investments increased by $728,805 or 148.3% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The primary cause of this increase pertains to the change in fair value of S&P 500 options.
Realized Loss (Gain) on Investments

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Realized gain on equity securities, at fair value	$—	$—	$—	NM
Realized gain on investments increased by $— or NM for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Realized gain on equity securities, at fair value	$(856,744)	$—	$(856,744)	NM
Realized gain on investments increased by $856,744 or NM for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is related to the sale of S&P 500 options in connection with the LMATT Growth 2.2024 and LMATT Growth and Income 1.2026 market-indexed notes paid off during the quarter.

(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Loss (gain) on change in fair value of debt	$124,237	$(2,088,797)	$2,213,034	(105.9)%
Loss in the fair value of debt increased by $2,213,034, or 105.9% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily attributable to changes in the risk-free fair value of our market-indexed notes.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Loss (gain) on change in fair value of debt	$4,036,327	$309,865	$3,726,462	1202.6%
Loss in the fair value of debt increased by $3,726,462, or 1202.6% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily attributable to changes in the risk-free fair value of our market-indexed notes.
Other Income (Expense)

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Other (expense) income	$(9,832)	$20,086	$(29,918)	(148.9)%
Interest expense	(4,218,314)	(2,679,237)	(1,539,077)	57.4%
Interest income	609,496	63,826	545,670	854.9%
Loss on change in fair value of warrant liability	(8,766,500)	(943,400)	(7,823,100)	829.2%
Other expense increased by $29,918, or 148.9%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease is primarily related to other expense activities.
Interest expense was $4,218,314 for the three months ended September 30, 2024, compared to $2,679,237 for the three months ended September 30, 2023. The increase in interest expense is primarily related to the Fixed Rate Senior Unsecured Notes interest expense of $1,622,890, the LMA Income Series II LP interest expense of $1,068,012, the LMA Income Series LP interest expense of $358,778, the Sponsor PIK Note non-cash interest of $357,543, and the SPV Purchase and Sale Note non-cash interest expense $19,080, partially offset by decrease of $(1,873,522) related to the Owl Rock Credit Facility paid off in 2023.
Interest income was 609,496, for the three months ended September 30, 2024, compared to $63,826 for the three months ended September 30, 2023. The increase in interest income is related to interest earned on our bank deposits.
Loss on change in fair value of warrant liability was $(8,766,500) for the three months ended September 30, 2024, compared to $(943,400) for the three months ended September 30, 2023. The change is primarily attributable to the change in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Other (expense) income	$132,610	$(1,565)	$134,175	(8573.5)%
Interest expense	(12,417,946)	(3,620,695)	(8,797,251)	243.0%
Interest income	1,670,828	71,283	1,599,545	2243.9%
Loss on change in fair value of warrant liability	(8,487,040)	(943,400)	(7,543,640)	799.6%
Other income increased by $134,175, or 8573.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is primarily related to other income activities.
Interest expense was $12,417,946 for the nine months ended September 30, 2024, compared to $3,620,695 for the nine months ended September 30, 2023. The increase in interest expense is primarily related to the Fixed Rate Senior Unsecured Notes interest expense of $2,541,654, the LMA Income Series II LP interest expense of $2,892,618, the LMA Income Series LP interest expense of $377,391, the SPV Purchase and Sale Note non-cash interest expense $3,189,406, and the Sponsor PIK Note non-cash interest of $1,685,610, partially offset by decrease of $(1,873,522) related to the Owl Rock Credit Facility paid off in 2023.
Interest income was $1,670,828, for the nine months ended September 30, 2024, compared to $71,283 for the nine months ended September 30, 2023. The increase in interest income is related to interest earned on our bank deposits.
Loss on change in fair value of warrant liability was $(8,487,040) for the nine months ended September 30, 2024, compared to $(943,400) for the nine months ended September 30, 2023. The change is primarily attributable to the change in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.
Income Tax Expense

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Income tax (benefit) expense	$(250,368)	$1,710,315	$(1,960,683)	(114.6)%
Income tax expense decreased by $1,960,683, or 114.6% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Our effective income tax rate for the three months ended September 30, 2024 and three months September 30, 2023, was 4.5% and 61.9%, respectively. The decrease was primarily driven by the decrease in income before income taxes partially offset by the portion of the stock-based compensation expense deduction limited by IRC Section 162(m).

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Income tax expense	$2,680,855	$2,238,419	$442,436	19.8%
Income tax expense increased by $442,436, or 19.8% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Our effective income tax rate for the nine months ended September 30, 2024 and for the nine months September 30, 2023, was (83.1)% and 12.7%, respectively. The increase was primarily driven by the portion of the stock-based compensation expense deduction limited by IRC Section 162(m).
Results of Operations—Segment Results, Net of Intersegment Eliminations

Portfolio Servicing

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Total revenue	$116,386	$224,569	$(108,183)	(48.2)%
Gross loss	(285,107)	(626,045)	340,938	(54.5)%
Total revenue for the portfolio servicing segment decreased by $108,183, or 48.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in portfolio servicing revenue is primarily attributable to a decrease in policies serviced.
Gross loss from our portfolio servicing segment decreased by $340,938 or (54.5)%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to decrease in servicing costs.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Total revenue	$539,209	$814,626	$(275,417)	(33.8)%
Gross loss	(393,347)	(792,173)	398,826	(50.3)%
Total revenue for the portfolio servicing segment decreased by $275,417, or 33.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in portfolio servicing revenue is primarily attributable to a net decrease in policies serviced.
Gross loss from our portfolio servicing segment decreased by $398,826 or 50.3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a net decrease in policies serviced.
Active Management

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Total revenue	$26,967,575	$18,926,144	$8,041,431	42.5%
Gross profit	26,254,825	17,557,563	8,697,262	49.5%
Total revenue for the active management segment increased by $8,041,431, or 42.5% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Gross profit from our active management segment increased by $8,697,262, or 49.5% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in active management revenue and gross profit was primarily attributable to growth in the active management revenue as described in the Results of Operations section and a decrease in cost of revenue from 7.2% of revenue for the three months ended September 30, 2023 to 2.6% of revenue for the three months ended September 30, 2024.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Total revenue	$73,778,331	$39,921,061	$33,857,270	84.8%
Gross profit	71,254,691	37,845,715	33,408,976	88.3%

Total revenue for the active management segment increased by $33,857,270, or 84.8% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Gross profit from our active management segment increased by $33,408,976, or 88.3% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in active management revenue and gross profit was primarily attributable to growth in the active management revenue as described in the Results of Operations section and an increase of cost of revenue from 5.2% of revenue for the nine months ended September 30, 2023 to 3.4% of revenue for the nine months ended September 30, 2024.
Originations

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Total revenue	$1,064,530	$1,970,217	$(905,687)	(46)%
Gross (loss) profit	(9,208)	824,455	(833,663)	(101)%
Total revenue for the originations segment decreased by $(905,687) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
Gross profit from our originations segment decreased by $(833,663), for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Total revenue	$4,394,237	$1,970,217	$2,424,020	123%
Gross profit	198,021	824,455	(626,434)	(76)%
Total revenue for the originations segment increased by $2,424,020 for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
Gross profit from our originations segment decreased by $(626,434), for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. No originations revenue was recorded prior to the June 30, 2023 Business Combination.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,125,055)	$903,361	$(5,703,817)	$15,739,009
Amortization expense	1,698,983	1,682,083	5,072,125	1,682,083
Stock-based compensation	6,416,378	4,583,632	18,675,208	4,583,632
Business acquisition costs	1,948,118	—	3,273,118	—
Loss on change in fair value of warrant liability	8,766,500	943,400	8,487,040	943,400
Tax impact [1]	1,174,328	908,271	3,518,782	908,271
Adjusted Net Income	$14,879,252	$9,020,747	$33,322,456	$23,856,395
Weighted-average shares of Class A common stock outstanding - basic [2]	74,694,319	63,349,823	66,984,401	54,632,826
Weighted-average shares of Class A common stock outstanding - diluted [2]	74,694,319	63,349,823	66,984,401	54,632,826
Adjusted EPS - basic	$0.20	$0.14	$0.50	$0.44
Adjusted EPS - diluted	$0.20	$0.14	$0.50	$0.44
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
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis for the three months ended September 30, 2024, and 2023 indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET (LOSS) INCOME	$(5,284,811)	$1,050,972	$(5,908,533)	$15,399,317
Depreciation and amortization expense	1,745,279	1,694,853	5,177,785	1,696,994
Income tax (benefit) expense	(250,368)	1,710,315	2,680,855	2,238,419
Interest expense	4,218,314	2,679,237	12,417,946	3,620,695
Other (income) expense	9,832	(20,086)	(132,610)	1,565
Interest income	(609,496)	(63,826)	(1,670,828)	(71,283)
Loss on change in fair value of warrant liability	8,766,500	943,400	8,487,040	943,400
Stock-based compensation	6,416,378	4,583,632	18,675,208	4,583,632
Business acquisition costs	1,948,118	—	3,273,118	—
Unrealized (gain) loss on equity securities, at fair value	(417,677)	306,800	(1,220,161)	(491,356)
Realized gain on equity securities, at fair value	—	—	(856,744)	—
Loss (gain) on change in fair value of debt	124,237	(2,088,797)	4,036,327	309,865
Adjusted EBITDA	$16,666,306	$10,796,500	$44,959,403	$28,231,248
Adjusted EBITDA margin	59.2%	51.1%	57.1%	66.1%
Net (loss) income margin	(18.8)%	5.0%	(7.5)%	36.1%
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
Our key business metrics are summarized below for servicing and origination revenue:

	Nine Months Ended September 30,		Change	% Change
	2024	2023
Key business metric:
Number of policies serviced [1]	1,210	1,539	(329)	(21.4)%
Value of policies serviced ($) [1]	$2,306,003,622	$3,290,222,030	$(984,218,408)	(29.9)%
Total invested dollars ($) [1]	$682,483,526	$1,193,481,436	$(510,997,910)	(42.8)%
Number of policy originations to external parties	91	34	57	167.6%
Number of policy originations to related parties	—	7	(7)	(100.0)%
Number of policy originations to subsidiaries eliminated in consolidation	329	150	179	119.3%
[1] For the nine months ended September 30, 2024, LMA and LMA subsidiaries comprised 530 of the policies serviced, $974,986,831 value of the policies serviced, and $221,368,597 of the total invested dollars. For the nine months ended September 30, 2023, LMA and LMA subsidiaries comprised 236 of the policies serviced, $308,852,605 value of the policies serviced, and $77,251,214 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.
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
In December 2023, the Company’s board of directors approved a $15,000,000 share repurchase plan that will expire in May 2025. As of September 30, 2024, $2,974,863 remains available for repurchases under the approved plan. Refer to Note 15, Stockholders’ Equity, to the Interim Financial Statements for additional information.
We believe that our current cash and cash equivalents as well as planned life settlement policy trading activity will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Quarterly Report on From 10-Q.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(116,827,478)	$(50,232,674)	$(66,594,804)
Net cash (used in) provided by investing activities	(1,167,166)	2,569,437	(3,736,603)
Net cash provided by financing activities	111,815,591	54,259,604	57,555,987
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(6,179,053)	$6,596,367	$(12,775,420)
Operating Activities
During the nine months ended September 30, 2024, our operating activities used $(116,827,478) of net cash as compared to $(50,232,674) of net cash used from operating activities during the nine months ended September 30, 2023. The increase of $66,594,804 in net cash used from operating activities was primarily due to $47,958,758 increase in net life settlement purchases, $(23,880,373) increase in unrealized gains on life settlement policies, at fair value, $(21,307,850) decrease in net income, partially offset by $14,091,576 increase in stock-compensation expense, $7,543,640 change in the fair market value of warrant liability, and $3,726,462 change in the fair value of debt.
Investing Activities
During the nine months ended September 30, 2024, investing activities used $(1,167,166) of net cash as compared to $2,569,437 net cash provided during the nine months ended September 30, 2023. The decrease of $(3,736,603) in net cash provided in investing activities was primarily related to the decrease of $(3,287,729) in due from affiliates.
Financing Activities
During the nine months ended September 30, 2024, financing activities provided $111,815,591 of net cash as compared to $54,259,604 of net cash provided during the nine months ended September 30, 2023. The increase of $57,555,987 in net cash provided by financing activities is primarily due to net proceeds received from our follow-on stock issuance of $84,786,373, decrease in amounts due to former owners of $23,786,386, decrease in transaction costs paid related to the Merger Agreement of $10,358,100, and $6,852,207 in cash received from public warrant conversions, partially offset by $(28,189,406) repayment of related party debt, $(22,680,583) decrease in net debt issuance proceeds, $(10,742,075) in share repurchases, and $(4,040,758) repayment of market-indexed notes.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
*****

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2024.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024, as amended by that Amendment No. 1 on Form 10-K/A, filed with the SEC on May 30, 2024, and as amended by that Amendment No. 2 on Form 10-K/A, filed with the SEC on June 12, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2023 Annual Report other than what is disclosed below.
Risks Related to the Business of the Company
The Company’s valuation of life insurance policies is uncertain as many life insurance policies’ values are tied to their actual maturity date and any erroneous valuations could have a material adverse impact on the Company’s business
The valuation of life insurance policies involves inherent uncertainty (including, without limitation, the life expectancies of insureds and future increases in premium costs to keep the policies in force). The Company utilizes a multitude of inputs to determine the fair value of the policies it holds, which may include life expectancy reports generated by a company in which the Company holds a minority ownership interest. The Company uses its own underwriting practices, origination protocols, and proprietary technology. There is no guarantee that the value determined with respect to a particular life settlement policy by the Company will represent the value that will be realized by the Company on the eventual disposition of the related investment or that would, in fact, be realized upon an immediate disposition of the investment. In addition, there can be no guarantee that such valuation accurately reflects the current present value of such life insurance policy at its actual maturity. Uncertainties as to the valuation of life insurance policies held by the Company could require adjustments to reported net asset values and could have a material adverse impact on the Company’s business. Uncertainties as to the valuation may also result in the Company being less competitive in the market for originating new life settlement policies and could adversely affect the profits the Company realizes on life settlements purchased and sold.
Risks Related to the Carlisle Acquisition
The Company may not realize the anticipated benefits of the Carlisle Acquisition, which may adversely affect the Company’s business results and negatively impact the value of the Company’s Common Stock.
An inability to realize the full extent of the anticipated benefits of the Carlisle Acquisition, as well as any future delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the Company’s Common Stock.
The Company and Carlisle will operate independently until the completion of the Carlisle Acquisition. There can be no assurances that the Carlisle Acquisition will be completed or that our businesses can be fully integrated successfully. It is possible that the integration process could ultimately result in the loss of key the Company or Carlisle employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls (including internal controls over financial reporting), procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. We expect to face numerous challenges as we integrate the operations of the Company and Carlisle in order to realize the anticipated benefits of the Carlisle Acquisition, including:

•combining the business of the Company and Carlisle and meeting the capital requirements, in a manner that permits the combined company achieve any cost savings or other synergies, the failure of which would result in the anticipated benefits of the Carlisle Acquisition not being realized in the time frame currently anticipated or at all;
•integrating and unifying the offerings and services available to customers;
•adopting mechanisms to address and comply with new regulatory and legal requirements associated with a new business line of the Company in a highly regulated industry;
•identifying and eliminating redundant and underperforming functions and assets;
•maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company; and
•consolidating the companies information technology infrastructure.
In addition, at times the attention of certain members of the Company’s management and respective resources may in the future be focused on the integration of the businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the business of the Company.
We will be subject to business uncertainties and contractual restrictions while the Carlisle Acquisition is pending.
Uncertainty about the effect of the Carlisle Acquisition on employees, vendors and customers may have an adverse effect on us and consequently on the combined company after the Closing. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning our company or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Carlisle Acquisition, our businesses could be harmed. Furthermore, the Share Purchase Agreement places certain restrictions on the operation of our business prior to the Closing, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the consummation of the Carlisle Acquisition.
Third parties may terminate or alter existing contracts or relationships with Carlisle.
We have contracts with customers, vendors and other business partners which may require us to obtain consents from these other parties in connection with the Carlisle Acquisition. We are also required to obtain consent from certain investors under our investment management agreements in connection with the Carlisle Acquisition. If such consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of the Carlisle Acquisition, or with the combined company following the Carlisle Acquisition. The pursuit of such rights may result in us suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to their businesses. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Carlisle Acquisition. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Carlisle Acquisition or the termination of the Carlisle Acquisition.

In order to consummate the Carlisle Acquisition, we and Carlisle must obtain certain regulatory approvals and satisfy closing conditions, and if such approvals are not granted or are granted untimely and/or with conditions, and if closing conditions are not satisfied, consummation of the Carlisle Acquisition may be jeopardized or the anticipated benefits of the Carlisle Acquisition may not be realized.
The consummation of the Carlisle Acquisition remains subject to the receipt of certain regulatory approvals and the satisfaction of certain closing conditions. Subject to limited exceptions, we or Carlisle may terminate the Share Purchase Agreement if the Carlisle Acquisition is not consummated on or before May 18, 2025, subject to one extension of up to three months each in certain circumstances, including to obtain required regulatory approvals.
The Share Purchase Agreement limits our ability to pursue alternatives to the Carlisle Acquisition.
The Share Purchase Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Share Purchase Agreement contains certain provisions that restrict our ability to solicit or facilitate proposals from third parties with respect to transactions involving the financing or sale of Carlisle, or provide non-public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third-party acquisition proposal.
While we believe these provisions are reasonable, customary and not preclusive of other opportunities, the provisions might discourage a third party that has an interest in combining or merging with us from considering or proposing such an acquisition, even if we were prepared to pay the necessary consideration or if we were prepared to enter into an agreement that may be more favorable to us or our stockholders.
The lack of a public market for Carlisle shares makes it difficult to determine the fair market value of the Carlisle shares, and we may pay more than the fair market value of the Carlisle shares.
Carlisle is privately held and its capital stock is not traded in any public market. The lack of a public market makes it extremely difficult to determine Carlisle’s fair market value. As a result, it is possible that we may pay more than the aggregate fair market value for Carlisle in connection with the Carlisle Acquisition.
Risks Related to the FCF Acquisition
The Company may not realize the anticipated benefits of the FCF Acquisition, which may adversely affect the Company’s business results and negatively impact the value of the Company’s Common Stock.
An inability to realize the full extent of the anticipated benefits of the FCF Acquisition, as well as any future delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the Company’s Common Stock.
The Company and FCF will operate independently until the completion of the FCF Acquisition. There can be no assurances that the FCF Acquisition will be completed or that our businesses can be fully integrated successfully. It is possible that the integration process could ultimately result in the loss of key the Company or FCF employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls (including internal controls over financial reporting), procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. We expect to face numerous challenges as we integrate the operations of the Company and FCF in order to realize the anticipated benefits of the FCF Acquisition, including:

•combining the business of the Company and FCF and meeting the capital requirements, in a manner that permits the combined company achieve any cost savings or other synergies, the failure of which would result in the anticipated benefits of the FCF Acquisition not being realized in the time frame currently anticipated or at all;
•integrating and unifying the offerings and services available to customers;
•adopting mechanisms to address and comply with new regulatory and legal requirements associated with a new business line of the Company in a highly regulated industry;
•identifying and eliminating redundant and underperforming functions and assets;
•maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company; and
•consolidating the companies information technology infrastructure.
In addition, at times the attention of certain members of the Company’s management and respective resources may in the future be focused on the integration of the businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the business of the Company.
We will be subject to business uncertainties and contractual restrictions while the FCF Acquisition is pending.
Uncertainty about the effect of the FCF Acquisition on employees, vendors and customers may have an adverse effect on us and consequently on the combined company after the Closing. Additionally, we have investment management agreements with certain investors that require those investors’ consent in connection with the FCF Acquisition. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning our company or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the FCF Acquisition, our businesses could be harmed. Furthermore, the FCF Agreement places certain restrictions on the operation of our business prior to the Closing, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the consummation of the FCF Acquisition.
Third parties may terminate or alter existing contracts or relationships with FCF.
We have contracts with customers, vendors and other business partners which may require us to obtain consents from these other parties in connection with the FCF Acquisition. We are also required to obtain consent from certain investors under our investment management agreements in connection with the FCF Acquisition. If such consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of the FCF Acquisition, or with the combined company following the FCF Acquisition. The pursuit of such rights may result in us suffering a loss of potential future revenue, incurring liabilities in connection with a breach of such agreements or losing rights that are material to their businesses. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the FCF Acquisition. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the FCF Acquisition or the termination of the FCF Acquisition.
The FCF Agreement limits our ability to pursue alternatives to the FCF Acquisition.

The FCF Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The FCF Agreement contains certain provisions that restrict our ability to solicit or facilitate proposals from third parties with respect to transactions involving the financing or sale of FCF, or provide non-public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third-party acquisition proposal.
While we believe these provisions are reasonable, customary and not preclusive of other opportunities, the provisions might discourage a third party that has an interest in combining or merging with us from considering or proposing such an acquisition, even if we were prepared to pay the necessary consideration or if we were prepared to enter into an agreement that may be more favorable to us or our stockholders.
The lack of a public market for FCF shares makes it difficult to determine the fair market value of the FCF shares, and we may pay more than the fair market value of the FCF shares.
FCF is privately held and its capital stock is not traded in any public market. The lack of a public market makes it extremely difficult to determine FCF’s fair market value. As a result, it is possible that we may pay more than the aggregate fair market value for FCF’s in connection with the FCF Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer
See Note 15, Stockholders’ Equity, to the consolidated Interim Financial Statements for further discussion of our stock repurchase program and repurchases made during the nine months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
During the third quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
21.1	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABACUS LIFE, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer

Date: November 7, 2024

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 7, 2024