Form 10-K
period 2024-12-31
Abacus Global Management, Inc.
filed 2025-03-28
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
Commission file number 001-39403
Abacus Global Management, Inc.
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

The aggregate market value of shares of common stock held by non-affiliates at June 30, 2024, was $108,967,000.

The registrant had 96,853,039 shares of common stock, $0.0001 par value per share, outstanding as of March 26, 2025.

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ABACUS GLOBAL MANAGEMENT, INC.

Part I
Item 1. Business
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. These statements may be preceded by, followed by or include the words “believe(s),” “estimate(s),” “expect(s),” “predict(s),” “project(s),” “forecast(s),” “may,” “might,” “will,” “could,” “should,” “would,” “seek(s),” “plan(s),” “scheduled,” “possible,” “continue,” “potential,” “anticipate(s)” or “intend(s)” or similar expressions; provided that the absence of these does not means that a statement is not forward-looking.
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
Business Combination
On June 30, 2023, (the “Merger Closing Date”), ERES, LMA and Abacus consummated the combining of the companies as contemplated by a merger agreement (“Merger”). In connection with the closing of the Merger, ERES was renamed Abacus Life, Inc. (the foregoing transaction is referred to as the “Business Combination”) and subsequently renamed to Abacus Global Management, Inc. in February 2025.
On December 2, 2024 (“Acquisition Closing Date”), we completed the previously announced acquisitions of Carlisle Management Company S.C.A., a corporate partnership limited by shares established under the laws of Luxembourg (“CMC”), Carlisle Investment Group S.A.R.L., a private limited liability company incorporated under the laws of Luxembourg (“CIG,” and together with CMC, “Carlisle”), a leading Luxembourg-based investment manager in the life settlement space (“Carlisle Acquisition”) and of FCF Advisors, LLC (“FCF Advisors” or “FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies (“FCF Acquisition”). Refer to Note 3 Business Combinations of the consolidated financial statements in Part II, Item 8 Financial Statements and Supplementary Data for additional information.
We operate through four principle subsidiaries:
•Abacus Settlements, LLC (“Abacus Settlements”), which was formed as a New York limited liability company in 2004. In 2016, Abacus Settlements was licensed in Florida as a life settlement broker and became a Florida limited liability company. We are not an insurance company, are not licensed or regulated as an insurance company, and therefore do not underwrite insurable risks for our own account.
•Longevity Market Assets, LLC (“LMA”), which was formed in 2017 as a Florida limited liability company

•Carlisle incorporated in 2008 in Luxembourg
•FCF incorporated in 2016 in New York
Our Mission
Abacus Global Management Inc.’s (“Abacus Global Management” or “Abacus” or the “Company”) mission is to revolutionize financial services through expert asset management and data-driven lifespan insights, leveraging advanced technology to deliver personalized solutions that optimize financial well-being across every stage of life.
Strategic Vision
“Abacus envisions a future where financial decisions are transformed by the powerful intersection of technology, longevity data, and expert asset management. Through our four integrated verticals—Life Solutions, Asset Management, Private Wealth Management, and Health and Longevity Technology—we strive to be the premier financial partner that helps institutional investors, financial advisors, and clients harness untapped value in lifespan metrics, creating investment strategies that stand the test of time.”
- Jay Jackson, Chairman and Chief Executive Officer of Abacus Global Management, Inc.
Abacus Overview
Abacus Global Management (NASDAQ: ABL) is a leading financial services company specializing in alternative asset management, data-driven wealth solutions, technology innovations, and institutional services. With a focus on longevity-based assets and personalized financial planning, Abacus leverages proprietary data analytics and decades of industry expertise to deliver innovative solutions that optimize financial outcomes for individuals and institutions worldwide.
The company’s expanded business model now operates through four distinct yet complementary divisions:
Abacus Life Solutions––Since 2004, Abacus has purchased over $10 billion in face value of life insurance policies, helping thousands of clients maximize the value of their life insurance assets. The Life Solutions division specializes in helping consumers achieve financial security through retirement products while serving as a solutions provider to institutions. The institutional business assists insurance carriers and reinsurers in optimizing legacy liabilities and creating innovative consumer-facing products through data-based solutions.
Abacus Asset Group––The asset management division serves primarily institutional investors alongside select private clients, providing excess returns across the risk-reward spectrum. Abacus Asset Group specializes in uncorrelated and longevity-based assets, fixed-income replacement strategies, and free-cash flow based investment solutions. This division leverages proprietary analytics and market insights to identify unique opportunities through distinct investment strategies that deliver consistent performance through various market cycles while maintaining a disciplined approach to risk management.
ABL Tech––Building on decades of experience and proprietary health and longevity data sets, ABL Tech creates technology products that are revolutionizing the life planning industry. These innovations deliver tremendous benefits for pension funds, government agencies, and insurance-related businesses. The division has developed platforms that conduct real-time mortality verification, locate missing participants, and service the secondary life insurance market with unprecedented speed and accuracy.
ABL Wealth––Leveraging more than two decades of proprietary data and algorithms, ABL Wealth is redefining wealth management through a transparent, cutting edge, data-driven approach. The division helps financial advisors create customized plans based on clients' health, longevity, and overall financial wellbeing, moving beyond one-size-fits-all planning to develop financial strategies tailored to each individual.
Policy Origination | Abacus Life Solutions

As one of the leading buyers of life insurance policies in the United States for over 20 years, we sit at the heart of the life settlements industry. We leverage our strong market position, highly efficient origination platform and proprietary technology to drive our revenue and profitability. The Company and its executive team have deep experience in the life settlement industry. The Company’s guidelines are designed to allow the Company to target the life insurance policies that it believes have the most upside potential to generate attractive risk-adjusted returns to the Company through either its hold or trade portfolio. Currently, the Company principally invests in non-variable universal life insurance policies and retains the discretion to invest in whole life or convertible term life insurance policies.
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
Our revenue generation platform and economic model is best summarized below:
1.Origination (fees based on a percentage of the face value or net death benefit of the acquired policies)
2.Active Management (spreads for traded policies and realized returns for held policies)
3.Third Party Portfolio Servicing (fees based on a percentage of the total asset value serviced)
Asset Management
During December 2024, we added two asset management companies in connection with two business acquisitions described above. Starting in December 2024, we manage alternative investment funds and exchange-traded funds (“ETF”). The alternative investment funds primarily invest in insurance policy settlement contracts that cater to investors seeking risk-adjusted returns with low correlation to other asset classes. The ETFs primarily invest in equity securities using a suite of core and thematic free cash flow equity strategies and offers over 50 customizable free cash flow index strategies covering eight global equities allocation categories available in separately managed accounts. Asset Management fees are based on a percentage of total asset value under management. We also realize performance fees based on a percentage of returns over certain hurdle rates for the managed alternative investment funds.
Technology Services
Starting in February 2024, we utilize proprietary technology based on health and longevity data sets to provide solutions to pension funds, government agencies, insurance-related businesses, as well as other entities that benefit from real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts. During the fourth quarter of 2024 we began recognizing Technology Service revenue generated by ABL Tech.
The Life Settlement Industry
Large Addressable Market with Meaningful Growth Potential
We operate within a large, growing and currently under-penetrated market. The face value of all in force U.S. life insurance industry policies is approximately $13 trillion. Historically, more than 90% of life insurance policies in force did not pay a claim. Based on industry forecasts, approximately 75% of policyholders over the age of 65 will either cancel their policies or allow their coverage to lapse, forfeiting the right to ever receive a full payout. The life settlements industry helps solve this problem by allowing policyholders the opportunity to monetize their policies.
We are currently a leader in the life settlements industry. The Company has approximately a 26% market share based on our 2023 capital invested/total industry capital invested and data compiled in a 2024 report by The Deal and Life Settlements Report, a U.S. life settlements industry news source. Data for the report was aggregated from each state based on 2023 annual reporting. We have a proven track record of growth and strong asset returns. Furthermore, we are currently operational in 49 states, which is a key differentiator in an industry with high barriers to entry due to significant regulatory requirements. Our business is supported by over 125 employees and an innovative leadership team, with an average of over 20 years of experience in the industry.
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
2. Direct to Consumer—We have been building this channel for several years and have focused heavily on increasing broad consumer awareness and education regarding life insurance settlements. We have been active in a variety of common direct-to-consumer advertisement channels, including radio and television advertisements in particular. In addition, we have created a unique online “Policy Value Calculator” so that individuals can receive an instant valuation on their life insurance policies. The direct-to-consumer channel has historically driven origination on smaller face value policies than through our financial advisor or agent channel, thereby expanding the scope of policies we are able to value and acquire.
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
While the transaction is deemed closed, it is important to note that the policy owner may generally rescind the life settlement contract within 30 days from execution of the agreement or 15 days from the receipt of cash proceeds by the owner. As such, revenue is not recorded until this rescission period is over.
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
1. Traded Portfolio—Our traded portfolio returns are driven by (i) the spread we generate by selling policies to third-party institutional investors and (ii) our ability to quickly recycle capital. Our trade spreads average above cost basis depending on the contract and we recycle our capital annually. These two metrics are driven by our ability to effectively originate new policies (supply) and the underlying market interest for the policies (demand).
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
Policy Servicing
In addition to generating economics on the policies we directly originate and actively manage, we have a dynamic platform to service bundles of policies for a variety of third-party institutions. We generate revenue by charging a base servicing fee of approximately 0.5% of the total asset value of the portfolio. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for large asset managers. Beyond our fees, servicing policies at scale supports our data analytics and keeps us at the heart of the life settlements industry. We have a sophisticated team of professionals solely focused on servicing these policies.
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

Focus on Growing the Origination Process
Our ability to originate policies is essential to scale our business over time. In order to support this expected growth, we continue to invest in our technology and marketing infrastructure. In general, we expect our efforts will continue to focus on driving education and awareness of life settlements. In order to meet this growing demand, we have increased our total employee headcount.
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
Proven Ability to Deploy Capital and Scale
Over the past few years, we managed a $150 million capital base via a joint venture with a large alternative asset manager. This joint venture was terminated on June 30,2023, in connection with the Company’s merger with East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. Under GAAP the financial results of the entire joint venture are not included in our financial statements as the joint venture is not under common control and neither Abacus Settlements nor LMA have a direct ownership interest or investment in the joint venture. The financial impacts of the joint venture recognized in the financial statements solely relate to the services provided by Abacus Settlements and LMA to the joint venture and are discussed in the respective related party transaction notes in the financial statements.
Competition
We compete with numerous life insurance settlement originators, servicers, and investors, alternative asset managers, wealth advisors as well as mortality verification companies. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few companies compete against us in all business segments in which we operate. Competition is high in all our business lines, in particular life insurance settlement origination where competitors have invested significantly in marketing and acquisitions.
The risks associated with our competitors are further discussed in Part I, Item 1A Risk Factors.
Our Employees
As of December 31, 2024, we had 157 employees, none of whom are subject to any collective bargaining agreement or represented by a labor union. 25 of our employees are based outside of the United States. To date, we have not experienced any work stoppages and we consider our employee relations to be good. We believe that our employees are critical to our long-term success.
Intellectual Property
Our business depends, in part, on our ability to develop and maintain the proprietary aspects of its core technology. We rely on trademarks to protect our intellectual property.
We have been issued a federal registration for our “Abacus Settlements” and “Abacus Life” trademarks. We also hold various domain names for websites that we use in our business. Additionally, we have developed and maintain proprietary software for our internal use to aid in pricing, valuation and risk analysis of life settlement policies.
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
Data Privacy Laws and Regulations
Because we receive, use, transmit, disclose and store personal data, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. We are subject to the Telephone Consumer Protection Act (“TCPA”) which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. Violators of the TCPA face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.
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
Regulated Entities Outside of the U.S.

Carlisle and the funds it manages are licensed and have authorizations to operate in Luxembourg. These licenses and authorizations relate to providing investment management, administration of funds, marketing of the funds, and other regulated activities. Failure to comply with the laws and regulations could expose us to liability and/or damage our reputation.
The risks associated with our regulated entities outside of the U.S. are further discussed in Part I, Item 1A Risk Factors.
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
Risk Factors Summary
Risks Related to the Business and Regulatory Matters
•The Company’s valuation of life insurance policies is uncertain as many life insurance policies’ values are tied to their actual maturity date and any erroneous valuations could have a material adverse impact on the Company’s business.
•The Company could fail to accurately forecast life expectancies. There may also be changes to life expectancies generally, resulting in people living longer in the future, which could result in a lower return on the Company’s life settlement policies.
•The Company’s policy acquisitions are limited by the market availability of life insurance policies that meet the Company’s eligibility criteria and purchase parameters, and failure to secure a sufficient number of quality life insurance policies could have a material adverse effect on the Company’s business.
•The Company may experience increased competition from originating life insurance companies, life insurance brokers, and investment funds which could have a material adverse effect on the Company’s business.
•Historically, there has been a negative public perception of the life settlement industry that could affect the value and/or liquidity of the Company’s investments and the life settlement industry faces political opposition from life insurance companies which could have a material adverse effect on the Company’s business.
•The Company or third parties the Company relies upon could fail to accurately evaluate, acquire, maintain, track, or collect on life settlement policies, which could have a material adverse impact on the Company’s revenues.
•There is a risk of fraud in the origination of the original life insurance policy or in subsequent sales of the life insurance policy that could adversely affect the Company’s returns which could have a material adverse impact on the Company’s business.
•The Company may become subject to claims by life insurance companies, individuals and their families, or regulatory authorities which could have a material adverse impact on the Company’s business.
•Life settlements in which we invest are not currently regulated under the federal securities laws, but if deemed to be securities would require further compliance with federal and state securities laws, which could result in significant additional regulatory burdens on the Company, and limit the Company’s investments, which could have an adverse impact on the Company’s business and results of operations.
•Life settlements in which we invest are not currently regulated under the federal securities laws, but if deemed to be securities would require further compliance with federal and state securities laws, which could result in significant additional regulatory burdens on the Company, and limit the Company’s investments, which could have an adverse impact on the Company’s business and results of operations.
•The Company could in the future be required to register as an investment company under the Investment Company Act or could have to substantively change its business model in order to fit within an applicable exemption from such registration requirement.
•The Company faces privacy and cyber security risks related to its maintenance of proprietary information, including information regarding life settlement policies and the related insureds, and any adverse impact related to such risks could have a material adverse impact on the Company’s business.
•The Company is subject to U.S. privacy laws and regulations. Failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•The Company’s business may be subject to additional or different government regulation in the future, which could have a material adverse impact on the Company’s business.
•There is currently no direct legal authority regarding the proper federal tax treatment of life settlements and potential future rulings from the IRS may have significant tax consequences on the Company.
•There have been lawsuits in various states questioning whether a purchaser of a life insurance policy has the requisite “insurable interest” in the policy which would permit the purchaser to collect the insurance benefits and an adverse finding in any of these lawsuits could have a material adverse effect on the Company’s business.
•The failure of the Company to accurately and timely track and pay premium payments on the life insurance policies it holds could result in the lapse of such policies which would have a material adverse impact on the Company’s business.
•The originating life insurance company may increase the cost of insurance premiums, which would adversely affect the Company’s returns.

•The Company may not be able to liquidate its life insurance policies which could have a material adverse effect on the Company’s business.
•The Company assumes the credit risk associated with life insurance companies and may not be able to realize the full value of insurance company payouts which could have a material adverse effect on the Company’s profits.
•The Company’s success is dependent upon the services of its experienced management and talented employees. If the Company is unable to retain management and/or key employees, its ability to compete could be harmed.
•The Company’s intellectual property rights may not adequately protect the Company’s business.
•The Company may become subject to intellectual property disputes, which are costly and may subject the Company to significant liability and increased costs of doing business.
•Pandemics, along with rising interest rates and inflation, may disrupt the ability of the Company and its providers to originate life settlement policies which could have a material adverse impact on the Company’s financial position.
•Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.
•Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the cash flow available to make required payments with respect to the notes and affect our ability to execute our investment strategy or impact the value of our investments.
•Because a portion of our business is conducted in currency other than U.S. dollar, we have significant foreign currency risk.
•We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our securities less attractive to investors.
•Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.
•Changes in tax regulations or their interpretation could negatively impact our cash flows and results of operations.
•Our use of different estimates and assumptions in the application of our accounting policies could result in material changes to our reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Risks Related to our Recent Acquisitions
•The Company may not realize the anticipated benefits of the Carlisle Acquisition and the FCF Acquisition, which may adversely affect the Company’s business results and negatively impact the value of the Company’s Common Stock.
•Our international operations pose additional risks that may adversely impact our financial results and operations.

•Any disruption to Carlisle Management’s distribution channels may cause the Company’s AUM, revenue and earnings to decline.
•Because a portion of our business is conducted in currency other than U.S. dollar, we have significant foreign currency risk.
•Litigation and other claims and liabilities have arisen and may arise with respect to the acquisitions that we consummate or the businesses acquired, including our recently completed acquisitions, and could have a material adverse effect on our business and financial results.
Risks Related to our Common Stock
•Our stock repurchase program may not enhance long-term stockholder value and could increase the volatility of the market price of our common stock and diminish our cash.
•Upon the expiration of the lockup agreements entered into by the Carlisle sellers, the Company, our directors, executive officers and holders of 5% or more of our Common Stock, as applicable, a substantial number of shares of Common Stock will be eligible for resale into the public market, a portion of which shares are being offered in this prospectus.
•Our Board has broad discretion to issue additional securities, and in order to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders.
•If we issue additional debt securities, our operations may be restricted, we will be exposed to additional risk and the market price of our Common Stock could be adversely affected.
•If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Common Stock or if our operating results do not meet their expectations, our stock price could decline.
•The trading price of our Common Stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.
•Future sales of our Common Stock, or the perception that such future sales may occur, may cause our stock price to decline.
•We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our Common Stock.
•Investing in our Common Stock may involve a significant degree of risk.
Risks Related to our Debt
•Our outstanding and any future indebtedness could adversely affect our financial and operational flexibility.
Risks Related to the Business and Regulatory Matters
The Company’s valuation of life insurance policies is uncertain as many life insurance policies’ values are tied to their actual maturity date and any erroneous valuations could have a material adverse impact on the Company’s business.
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
The Company relies on data processing systems to price and close transactions, to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Company’s activities. Further, the Company relies on information systems to store sensitive information about the Company, its affiliates, and its investments, including life settlement policies and information about the related insured individuals and others. While the Company is not aware of security breaches or proceedings related to the processing of information, the loss or improper access, use or disclosure of the Company’s proprietary information could adversely impact the Company. For example, the Company could suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a material adverse effect on the Company.
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
Due to the type of information the Company collects, including personal, medical, and financial information on the underlying insureds, and the nature of its services, the Company is subject to privacy laws. In the United States, federal, state and local governments have enacted numerous data privacy and security laws to address privacy, data protection and collection, and the processing and disclosure of certain types of information. Obligations related to these laws are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. In addition, these obligations may be subject to differing applications and interpretations, which can result in inconsistency or conflict among jurisdictions. Among these laws, the Company is likely subject to the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach Bliley Act (“GLBA”), and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).
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
To be successful, the Company must protect its technology, know-how and brand through means, such as trademarks, trade secrets, patents, copyrights, service marks, contractual restrictions, and other intellectual property rights and confidentiality procedures in the U.S. and outside of the U.S. Despite the Company’s efforts to implement these protections, they may not adequately protect its business for a variety of reasons, including:
•inability to successfully register or obtain patents and other intellectual property rights for important innovations that sufficiently protect the full scope of such innovations;
•inability to maintain appropriate confidentiality and other protective measures to establish and maintain the Company’s trade secrets;

•uncertainty in, and evolution of, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights;
•potential invalidation of the Company’s intellectual property rights through administrative processes or litigation; and
•other practical, resource, or business limitations on the Company’s ability to detect and prevent infringement or misappropriation of our rights and to enforce our rights.
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

Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting.Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.
Our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any expansion. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors in a timely fashion, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.
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
Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting.Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.
Our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any expansion. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors in a timely fashion, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.
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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue, are highly complex and involve many assumptions, estimates and judgments. We are required to review these assumptions, estimates and judgments regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. See the “Critical Accounting Estimates” section of Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.
Risks Related to our Recent Acquisitions
The Company may not realize the anticipated benefits of the Carlisle Acquisition and the FCF Acquisition, which may adversely affect the Company’s business results and negatively impact the value of the Company’s Common Stock.
An inability to realize the full extent of the anticipated benefits of the Carlisle Acquisition and the FCF Acquisition, as well as any future delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the Company’s Common Stock. Our ability to realize the anticipated benefits of the Carlisle Acquisition and the FCF Acquisition will depend, to a large extent, on our ability to integrate our business with Carlisle’s business and with FCF Advisors’ business in a manner that facilitates growth opportunities and achieves the anticipated benefits. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the acquisitions and will require substantial capital expenditures to achieve. There can be no guarantee we will achieve any of these benefits on the anticipated timeframe or at all.
It is possible that the integration process could ultimately result in the loss of key employees, the loss of customers, the disruption of any of the companies’ or all of the companies’ ongoing businesses, inconsistencies in standards, controls (including internal controls over financial reporting), procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. We expect to face numerous challenges as we integrate the operations of the Company, Carlisle, and FCF Advisors in order to realize the anticipated benefits of the acquisitions, including:
•combining the business of the Company, Carlisle and FCF Advisors and meeting the capital requirements, in a manner that permits the combined company to achieve any cost savings or other synergies, the failure of which would result in the anticipated benefits of the Carlisle Acquisition and the FCF Acquisition not being realized in the time frame currently anticipated or at all;
•integrating and unifying the offerings and services available to customers;

•adopting mechanisms to address and comply with new regulatory and legal requirements associated with new business lines of the Company in a highly regulated industry;
•identifying and eliminating redundant and underperforming functions and assets;
•maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
•consolidating the companies’ information technology infrastructure;
•difficulties in managing the expanded operations of a larger and more complex company; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the integration of Carlisle and FCF Advisors into our business.
In addition, at times the attention of certain members of the Company’s management and respective resources may in the future be focused on the integration of the businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to such Company, which may disrupt the business of the Company.
Many of these factors are outside of our control and any of them could result in lower revenues and higher costs, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Carlisle Acquisition and the FCF Acquisition may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. As a result, it cannot be assured that the Carlisle Acquisition and the FCF Acquisition will result in the realization of the full benefits expected within the anticipated time frames, or at all.
Our international operations pose additional risks that may adversely impact our financial results and operations.
Following the Carlisle Acquisition, we derive a portion of our revenues from sources located outside of the U.S. We are subject to a number of risks due to our international operations, including:
•difficulties in staffing and managing foreign operations;
•coordinating our information and data processing systems, communications, policies and logistics across geographic distances, multiple time zones and in different languages;
•changes in tax regulations or practice, and rates in both U.S. and foreign countries;
•lost business or financial harm due to protectionism in the United States and in countries around the world, including adverse trade policies, price controls or economic sanctions,
•government actions affecting the flow of goods, services and currency,
•governmental restrictions on the transfer of funds to us and from our operations outside the United States;
•changes in the geopolitical environment, wars, conflicts, or trade barriers or blockades in Luxembourg and/or in the EU, which may adversely affect business activity and economic conditions globally and could contribute to instability in global financial and foreign exchange markets, as well as disrupt the free movement of goods, services, and people between countries;
•cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;

•differences in the availability and terms of financing;
•Luxembourg and EU regulatory reforms exposing the Company to increasing regulatory scrutiny as well as regulatory uncertainty; and
•epidemics or pandemics on a regional or global level.
We must comply with differing labor practices and foreign laws, including data privacy requirements, licensing regulations, anti-money laundering, counter terrorist-financing, and anti-corruption rules and laws and regulations applicable to U.S. business operations abroad, any or all of which will impose administrative burdens on the Company. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, tariffs or duties, restrictions on our business conduct and on our ability to offer our services in one or more countries, and could also materially adversely affect our reputation, our ability to attract and retain employees, our international operations, our business and our operating results.
The EU General Data Protection Regulation (the “GDPR”) is a comprehensive regulation applying across all EU member states. All our business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. The GDPR is complex and compliance may be costly. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators which could have an adverse effect on our business financial condition and results of operations.
Carlisle is regulated by the Luxembourg supervisory authority (Commission de Surveillance du Secteur Financier or “CSSF”) and is subject to the Luxembourg’s and the European Union's Alternative Investment Fund Managers (“AIFM”) Directive which regulates investment advisors domiciled in Luxembourg and in the European Union and investment advisors that manage investment funds domiciled or marketed in Luxembourg and in the European Union. The AIFM Directive imposes certain requirements and restrictions on such investment advisors, which differ based on the domicile of the applicable investment advisor and investment fund and the circumstances under which an investment fund is marketed in Luxembourg and in the European Union. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. As a result of the AIFM Directive, an investment advisor may be restricted from marketing investment funds in Luxembourg and in the European Union, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the Company.
The Company’s business and operating activities are subject to increasing regulatory oversight outside the U.S. and Carlisle may be affected by several proposed or implemented reform initiatives in Luxembourg and in the EU as well as volatility associated with international regulatory uncertainty. International regulatory reforms could require the Company to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth, and cause its assets under management (“AUM”), revenue and earnings to decline. Regulatory reform may also impact the Company’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to the Company. Any of the foregoing could adversely affect the performance of the Company.
Any disruption to Carlisle Management’s distribution channels may cause the Company’s AUM, revenue and earnings to decline.
Carlisle relies on a number of third parties to provide distribution and business introduction servicing for certain of its investment management products through its various distribution channels. Carlisle’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the number of products and services being marketed or distributed. Moreover, new fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Carlisle’s products. If Carlisle is unable to distribute its products successfully or if it is unable to replace or renew existing distribution arrangements, the Company’s AUM, revenue and earnings may decline. In addition, improper activities, as well as inadequate and improper execution of controls in the context of anti-money laundering and counter terrorist financing, could create additionally reputational and regulatory harm to Carlisle. In the context of the management of its products, Carlisle’s obligations include having a proper due diligence process on its delegates to ensure that third-party distributors conduct ongoing checks on its contracting parties.
Because a portion of our business is conducted in currency other than U.S. dollar, we have significant foreign currency risk.
Our results of operations and financial condition are affected by fluctuations in exchange rates between the Euro and the U.S. dollar. The exchange rates between the Euro against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. In the future we may hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts or through other hedging techniques. Hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure. There can be no assurance that we will enter into such hedges or that our hedges will have their intended effects.
Litigation and other claims and liabilities have arisen and may arise with respect to the acquisitions that we consummate or the businesses acquired, including our recently completed acquisitions, and could have a material adverse effect on our business and financial results.
We may face litigation or other claims as a result of the terms and conditions of our acquisition agreements, stock purchase agreements, tender offers and other agreements to purchase equity interests in target companies, such as earnout payments or closing net asset adjustments. Shareholder litigation may arise as a result of proposed acquisitions. Acquired businesses may have liabilities, pre-existing compliance issues or deficiencies, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. These liabilities and claims will increase expenses, may cause a delay in completing an acquisition, and may disrupt our operations, which could have a material adverse effect on our business and financial results.
Businesses we have recently acquired, including Carlisle, have included litigation and claims by investors such as those relating to asset valuations, distributions and other matters. Such litigation and claims and any similar future claims may result in a loss of investors, reduced management fees, increased costs, damage to our reputation, and diversion of management’s time, and could have a material adverse effect on our business and financial results.
Risks Related to our Common Stock
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
Upon the expiration of the lockup agreements entered into by the Carlisle sellers, the Company, our directors, executive officers and holders of 5% or more of our Common Stock, as applicable, a substantial number of shares of Common Stock will be eligible for resale into the public market, a portion of which shares are being offered in this prospectus.
Each of the selling securityholders (other than Manorhaven) have executed a share lockup and standstill agreement providing that each selling securityholder will not (subject to certain customary exceptions) transfer such selling securityholders’ shares through July 3, 2025, and that each selling securityholder will not transfer more than 15% of the Shares held on the Acquisition Closing Date, December 2, 2024, within any 30-day period. In addition, each selling securityholder agreed, for 12 months following the Acquisition Closing Date, not to initiate or participate in any acquisition of the Company’s securities that would result in (i) such selling securityholder and its affiliates and associates beneficially owning 10% or more of the Company’s voting securities or (ii) any group beneficially owning 20% or more of the Company’s voting securities.
We have also entered into lock-up agreements in connection with the Business Combination, pursuant to which certain directors, executive officers, holders of 5% or more of our Common Stock have agreed with the Company, subject to certain exceptions, not to dispose of or hedge any of our or their shares of Common Stock from the date of such agreements until the agreed-upon date of termination of the lock-up. On November 21, 2024, the Company released certain restricted shares of Common Stock held by Jay Jackson, our chief executive officer, from the transfer and other restrictions applicable to such shares. Upon the expiration or early termination or waiver of the lock-up agreements, those shares will be eligible for resale unless such shares are subject to certain transfer restrictions. The resale of these shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also may make it more difficult for us to sell equity securities in the future at a time and at a price we or the Selling Securityholders deem appropriate.
In addition, we have entered into registration rights agreements with certain stockholders of the Company, including East Sponsor, LLC, Thomas W. Corbett, Jr., Jay Jackson, Scott Kirby, Sean McNealy, and Matthew Ganovsky as well as with the Selling Securityholders, providing the parties thereto with certain registration rights relating to the shares of our Common Stock which they beneficially own, including certain demand and piggyback registration rights, in each case, subject to certain requirements and customary conditions. The registration rights agreements set forth customary registration procedures, including an agreement by us to make appropriate officers available to participate in roadshow presentations and cooperate as reasonably requested in connection with any underwritten offerings. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading.
Our Board has broad discretion to issue additional securities, and in order to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders.
We are entitled under the Second Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 (“Preferred Stock”), although these amounts may change in the future subject to stockholder approval. Shares of our Preferred Stock provide our board of directors broad authority to determine voting, dividend, conversion and other rights. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our Common Stock. Our board of directors may generally issue those shares of Common Stock and Preferred Stock, or convertible securities to purchase those shares, without further approval by our stockholders. Any Preferred Stock we may issue could have such rights, preferences, privileges and restrictions as may be designated from time to time by our board of directors, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. Additionally, we have a series of warrants outstanding (collectively, the “Warrants”) which include: (i) warrants issued in connection with the initial public offering of

East Resources Acquisition Company (the “ERES IPO”) to purchase up to 7,120,000 shares of our Common Stock issuable upon the exercise, at an exercise price of $11.50 per share; (ii) warrants issued in connection with the closing of the Business Combination to purchase up to 1,780,000 shares of our Common Stock issuable upon the exercise, at an exercise price of $11.50 per share; and (iii) warrants issued in connection with the ERES IPO to purchase up to 17,250,000 shares of Common Stock, at an exercise price of $11.50 per share (16,654,140 of which were outstanding as of January 6, 2025). The exercise of such Warrants and the issuance of additional securities may cause substantial dilution to our stockholders.
If we issue additional debt securities, our operations may be restricted, we will be exposed to additional risk and the market price of our Common Stock could be adversely affected.
If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Common Stock. Holders of debt securities may also be granted specific rights, including, but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments and rights to approve the sale of assets. Upon liquidation, holders of our debt securities and shares of Preferred Stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Common Stock.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Common Stock or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our Company downgrades our Common Stock or if our operating results do not meet their expectations, our stock price could decline.
The trading price of our Common Stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.
The market price of our Common Stock may be volatile because of numerous factors, including:
•our operating and financial performance and prospects;
•quarterly variations in operating results;
•changes in financial estimates by us or securities analysts who may cover our stock or by our failure to meet the estimates made by securities analysts;
•conditions that impact demand for products and/or services;
•future announcements concerning our business, our clients’ businesses or our competitors’ businesses;market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•changes in market valuations of other similar companies;
•changes in laws or regulations applicable to our business;
•additions or departures of key personnel;
•changes in our capital structure, such as future issuances of debt, equity and equity-linked securities, including secured lending arrangements and securitizations;

•short sales, hedging and other derivative transactions involving our capital stock;
•our limited public float and the relatively thin trading market for our Common Stock;
•transactions in our Common Stock, by directors, officers, affiliates and other major investors;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from inflation, natural disasters, terrorist attacks, acts of war and responses to such events.
Furthermore, from time to time, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.
These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may negatively impact the market price of our Common Stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Any future securities litigation against us could result in substantial costs and divert our management’s attention and resources, and harm our business, financial condition, and results of operations.
Future sales of our Common Stock, or the perception that such future sales may occur, may cause our stock price to decline.
Sales of substantial amounts of our Common Stock, including Common Stock issuable upon the exercise of our outstanding Warrants, in the public market, or the perception that these sales may occur, could cause the market price of our Common Stock to decline. In addition, the sale of such shares, or the perception that such sales may occur, could impair our ability to raise capital through the sale of additional Common Stock or Preferred Stock. Except for any shares purchased by our affiliates, all of the shares of Common Stock sold in this offering will be freely tradable.
We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our Common Stock.
We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future indebtedness we or our subsidiaries incur.
Investing in our Common Stock may involve a significant degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our Common Stock may not be suitable for someone with lower risk tolerance and investors in our Common Stock may experience losses and volatility.
Risks Related to our Debt

Our outstanding and any future indebtedness could adversely affect our financial and operational flexibility.
As of December 31, 2024, we had indebtedness outstanding of approximately $381 million, including $100 million of borrowings under our Senior Secured Credit Facility and excluding approximately $143 million of indebtedness of consolidated variable interest entities. In addition, we have an additional committed Delayed Draw Facility with up to $50 million available to be drawn subject to certain conditions. We expect to incur additional indebtedness in the future. The terms of the indenture under which the Notes are issued do not prohibit us or our subsidiaries from incurring additional indebtedness. Our debt service obligations will require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.
Our Credit Agreement subjects us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our credit agreement. In addition, our Senior Secured Credit Facility matures in 2030. We may not be able to refinance this debt on favorable terms or at all at maturity.
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
Item 2. Properties
Our corporate headquarters is located in Orlando, Florida. The office lease for our headquarters consists of approximately 19 thousand square feet of office space expiring in December 2029. We also lease office space in Luxembourg for our Asset Management business consisting of approximately 2 thousand square feet pursuant expiring in July 2033. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders
On March 20, 2025, there were 29 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not declared or paid dividends on our common stock to date. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, Delaware law, and other factors that our board of directors may deem relevant. In addition, our senior secured credit facility contains restrictions on our ability to pay dividends. We do not anticipate paying cash dividends on our common stock for the foreseeable future.
Unregistered Sales of Equity Securities
On December 2, 2024, the Company closed on an acquisition of FCF Advisors, LLC in which we issued approximately 578,000 shares of our common stock valued at $7.92 per share. The issuance of the common stock to the sellers was completed in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.
Purchases of equity securities by the issuer
Refer to Note 15 Shareholders’ Equity to the consolidated financial statements for further discussion of our stock repurchase program.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ABACUS GLOBAL MANAGEMENT, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.
Business Overview
The Company is a leading vertically integrated alternative asset manager and market maker, specializing in longevity and actuarial technology. The Company operates in five reportable segments.
The Company, through its Longevity Market Assets, LLC (“LMA”) subsidiary, directly acquires life insurance policies in a mutual beneficial transaction for both us and the underlying insured. With meaningful support from our proprietary risk rating heat map, we consistently evaluate policies (at origination and throughout the lifecycle) to generate essentially uncorrelated risk adjusted returns. Additionally, we provide a range of services for owners of life settlement assets.
Upon acquiring a policy, we have the option to either (i) trade that policy to a third-party institutional investor (i.e., generating a spread on each trade) or (ii) hold that policy on our balance sheet until maturity (i.e., paying the premiums over time and receiving the final claim / payout). This process is predicated on driving the best economics for the Company and we categorize this revenue as “Trading” or “Active management revenue” in our “Active Management” reportable segment.
Additionally, the Company, through its LMA subsidiary, provides a wide range of services to owners and purchasers of life settlements assets (i.e., acquired policies). More specifically, the Company provides consulting, valuation, actuarial services, and perform administrative work involved in keeping a policy in force and at the premium level most advantageous to the owner. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for large institutional life settlement funds. We generate revenue on these services by charging a base servicing fee of approximately 0.5% of total asset value of the portfolio or flat rate per policy. We categorize this revenue as “Servicing” or “Portfolio servicing revenue” in our “Portfolio Servicing” reportable segment.
The Company, through its Abacus Settlements, LLC (“Abacus Settlements”) subsidiary, originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors (“Financing Entities”) and for the Company to invest in the life settlement asset class. Specifically, the Company originates policies through three primary origination channels (Agents, Brokers, and Direct-to-Consumers (“Client Direct”)) and Third-Party Intermediaries, screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of the life insurance policy’s face value. We categorize this revenue “Origination Revenue” in our “Originations” reportable segment.
Starting in December 2024, the Company’s acquired asset managers manage alternative investment funds and exchange-traded funds (“ETF”). The alternative investment funds primarily invest in insurance policy settlement contracts that cater to investors seeking risk-adjusted returns with low correlation to other asset classes. The ETFs primarily invest in equity securities using a suite of core and thematic free cash flow equity strategies and offers over 50 customizable free cash flow index strategies covering eight global equities allocation categories available in separately managed accounts. Asset Management fees are based on a percentage of total asset value under management. We also realize performance fees based on a percentage of returns over certain hurdle rates for the managed alternative investment funds. We categorize this revenue “Asset Management Fees” in our “Asset Management” reportable segment.
Starting in February 2024 with revenue beginning in December 2024, the Company, through its ABL Technologies, LLC (“ABL Tech”) subsidiary, using its proprietary technology based on health and longevity data sets provides services to pension funds, government agencies, insurance-related businesses, as well as other entities that benefit from real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts. We categorize this revenue “Technology Services revenue” in our “Technology Services” reportable segment.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Years Ended December 31,
	2024	2023
REVENUES:
Asset management fees	$2,841,481	$—
Active management	102,819,361	61,195,377
Origination fees	5,457,147	4,203,900
Portfolio servicing fees	772,169	1,002,174
Technology services	33,628	—
Total revenues	111,923,786	66,401,451
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	11,371,733	6,490,377
Gross Profit	100,552,053	59,911,074
OPERATING EXPENSES:
Sales and marketing	9,063,384	4,905,747
General and administrative (including stock-based compensation)	81,734,518	26,482,571
Loss on change in fair value of debt	4,835,351	2,356,058
Unrealized loss (gain) on investments	238,012	(1,369,112)
Realized gain on investments	(2,341,066)	—

	Years Ended December 31,
	2024	2023
Depreciation and amortization expense	7,910,158	3,409,928
Total operating expenses	101,440,357	35,785,192
Operating (loss) income	(888,304)	24,125,882
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(2,702,040)	(4,204,360)
Interest (expense)	(18,279,686)	(9,866,821)
Interest income	2,398,691	594,764
Other income (expense)	38,040	(146,443)
Total other expense	(18,544,995)	(13,622,860)
Net (loss) income before provision for income taxes	(19,433,299)	10,503,022
Income tax expense	5,484,738	1,468,535
NET (LOSS) INCOME	(24,918,037)	9,034,487
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(956,987)	(482,139)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,961,050)	$9,516,626
Revenue
Asset management revenue
Management fees are recognized over time during the periods in which services are performed in accordance with relevant contractual terms. Management fees are generally based on net asset value (“NAV”) of the funds provided in the respective agreements. Performance fees are earned when the performance of the individual shares classes of the managed funds exceeds contractual thresholds.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Asset management fees	$2,841,481	$—	$2,841,481	NM
Asset management revenue is new in 2024 and contributed $2,841,481 in revenue for the year ended December 31, 2024. The increase in asset management revenue is primarily due to the acquisition of two asset management companies at the beginning of December 2024.
Active management revenue

	Years Ended December 31,
	2024	2023	$ Change	% Change
Realized and unrealized gains from life insurance policies held using the fair value method	$85,048,829	$43,214,390	$41,834,439	96.8%
Fee-based services	13,881,208	—	13,881,208	NM
Related party realized gains from life insurance policies held using the fair value method	3,312,202	—	3,312,202	NM

	Years Ended December 31,
	2024	2023	$ Change	% Change
Investment income from life insurance policies held using the investment method	577,122	17,980,987	(17,403,865)	(96.8)%
Total active management revenue	$102,819,361	$61,195,377	$41,623,984	68.0%
Total active management revenue increased by $41,623,984, or 68.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in active management revenue was primarily attributable to an increase of $25,897,723 in unrealized gains on held policies accounted under the fair value method due to increase in held policies, $13,881,208 in fee-based revenue, $31,237,924 increase in total realized gains, and offset by $11,989,006 increase in premiums paid, and a decrease of $17,403,865 in trading activity related to policies accounted for under the investment method due to a shift to fair value method election for the year ended December 31, 2024, compared to the year ended December 31, 2023.
The aggregate face value of policies accounted for using the investment method is $2,225,000 as of December 31, 2024, with a corresponding carrying value of $1,083,977. Additional information regarding policies accounted for under the investment method is as follows:

	Years Ended December 31,
	2024	2023
Investment method:
Policies bought	—	165
Policies sold	3	164
Policies matured	1	2
Average realized gain (loss) on policies sold	16%	19%
Number of external counter parties that purchased policies	2	15
Realized gains	$297,378	$13,980,987
Revenue from maturities	$500,000	$4,000,000
Aggregate face value of policies held at fair value is $1,295,788,355 as of December 31, 2024, with a corresponding fair value of $370,398,447. Additional information regarding policies accounted for under the fair value method is as follows:

	Years Ended December 31,
	2024	2023
Fair value method:
Policies bought	914	382
Policies sold	466	196
Policies matured	21	3
Average realized gain (loss) on policies sold	24%	17%
Number of external counter parties that purchased policies	26	10
Realized gains, net of premiums paid on sold policies	$45,253,308	$18,446,897
Revenue from maturities	$21,089,421	$828,226
Origination Revenue
Through the origination segment, the Company originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors interested in investing in the life settlement asset class. Specifically, the Company originates policies through three primary origination channels (agents/financial advisors, direct-to-consumers, life settlement brokers and third-party intermediaries), screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. The pricing for origination fees based on a percentage of the net death benefit of the policy serviced.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Origination fees	$5,457,147	$4,203,900	$1,253,247	29.8%
Origination Revenue increased by $1,253,247 or 29.8% from $4,203,900, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Origination Revenue increased due to having a full year worth of revenue in 2024 compared to 2023.
Portfolio servicing revenue
We enter into service agreements with the owners of life settlement contracts and are responsible for maintaining the policies, managing processing of claims in the event of death of the insured and ensuring timely payment of optimized premiums computed to derive maximum return on maturity of the policy. We neither assume the ownership of the contracts nor undertake the responsibility to make the associated premium payments. The duties that we perform under these arrangements are considered a single performance obligation that is satisfied over time and revenue is recognized for services provided for the corresponding time period. We earn servicing revenue related to policy and administrative services on behalf of the life settlement policy owners as a percent of the net death benefit value.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Portfolio servicing fees	$772,169	$1,002,174	$(230,005)	(23.0)%
Portfolio servicing revenue decreased by $230,005 or 23.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in portfolio servicing revenue is primarily due to a decrease in policies serviced.
Technology services revenue
We enter into service agreements with pension funds, government agencies, insurance-related businesses, as well as other entities to provide real-time mortality verification, missing participant verification, and other services specific to the life insurance markets. The duties that we perform under these arrangements are considered a single performance obligation that is satisfied over time and revenue is recognized for services provided for the corresponding time period.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Technology services	$33,628	$—	$33,628	NM
Technology services revenue is new in 2024 and contributed $33,628 in revenue for the year ended December 31, 2024.
Cost of Revenues (Including Stock-Based Compensation) and Gross Profit
Cost of revenues (excluding depreciation and amortization) primarily consists of servicing fees, commissions expense, escrow fees, servicing and active management payroll costs, stock-based compensation for active management and servicing employees, life expectancy fees, lead generation expenses, and active management consulting expenses.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Cost of revenue (including stock-based compensation)	$11,371,733	$6,490,377	$4,881,356	75.2%
Cost of revenues (including stock-based compensation) increased by $4,881,356 or 75.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in cost of revenues is primarily due to an increase of payroll expenses related to increased headcount, stock-based compensation expense, and increase of commissions for origination activity related to the increase in insurance policy purchase and trading activity.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Gross Profit	$100,552,053	$59,911,074	$40,640,979	67.8%
Gross profit increased by $40,640,979, or 67.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in gross profit is primarily due to an increase in active management revenues, offset by an increase in cost of revenues.
Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of advertising and marketing related expenses as well as payroll related expenses.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Sales and marketing	$9,063,384	$4,905,747	$4,157,637	84.8%
Sales and marketing expenses increased by $4,157,637, or 84.8%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in sales and marketing expense was attributable to an increase in television advertising costs related to the increase in life policy purchase activity and increase in related payroll expenses.
General and Administrative (Including Stock-Based Compensation), and Other
General, administrative, and other primarily consists of payroll and stock-based compensation and benefits related costs associated with our finance, legal, human resources, information technology, and administrative functions. General, administrative and other costs also consist of third-party professional service fees for external legal, accounting and other consulting services, rent and lease charges, insurance costs, and software expense.

	Years Ended December 31,
	2024	2023	$ Change	% Change
General and administrative (including stock-based compensation)	$81,734,518	$26,482,571	$55,251,947	208.6%

General, administrative, and other increased by $55,251,947, or 208.6%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in general, administrative, and other expenses is primarily related to stock-based compensation of $31,404,419 mainly due to early vesting of the CEO’s restricted stock, payroll expense of $11,958,834, accounting and auditing fees of $2,966,488, legal and professional fees of $6,351,601, and an increase in other general and administrative expenses of $2,570,605 due to the increase in active management activity and business acquisitions.
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

	Years Ended December 31,
	2024	2023	$ Change	% Change
Depreciation and amortization expense	$7,910,158	$3,409,928	$4,500,230	132.0%
The increase of $4,500,230, or 132.0%, in depreciation and amortization expense is primarily related to amortization of intangible assets.
Unrealized and Realized Loss (Gain) on Investments
Unrealized and realized investment activity is related to investments for the market-indexed notes and is presented as operating expenses as it is related to the change in value of the market indexed notes. Gains in investments represents a reduction to operating expenses and appears as a negative. Refer to Note 13 Fair Value Measurements and Note 14 Long-Term Debt for additional information.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Unrealized loss (gain) on investments	$238,012	$(1,369,112)	$1,607,124	(117.4)%
Realized gain on investments	$(2,341,066)	$—	$(2,341,066)	NM
Unrealized loss (gain) on investments decreased by $1,607,124 or 117.4% for the year ended December 31, 2024, compared to the year ended December 31, 2023. During the first and third quarters of 2023, the Company, purchased S&P 500 call options through a broker as an economic hedge related to the market-indexed notes described below. The primary cause of this decrease pertains to the change in fair value of those options and the sale of these options during 2024 and is classified as an unrealized loss or gain on investments within the results of operations. During 2024 the Company sold its S&P 500 call options to pay off its market-indexed notes and realized the cumulative change in the value of the options representing an increase of $2,341,066 in realized gain on investment.
Loss on Change in Fair Value of Debt

	Years Ended December 31,
	2024	2023	$ Change	% Change
Loss on change in fair value of debt	$4,835,351	$2,356,058	$2,479,293	105.2%
The loss in the fair value of debt increased by $2,479,293, or 105.2% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily attributable to changes in the risk-free fair value of LMATT Series 2024, Inc. market-indexed notes.
Other Income (Expense)
Other income (expense) consists mainly of interest expenses, interest income, and change in the value of the warrant liability.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Interest (expense)	$(18,279,686)	$(9,866,821)	$(8,412,865)	85.3%
Interest income	2,398,691	594,764	1,803,927	303.3%
Loss on change in fair value of warrant liability	(2,702,040)	(4,204,360)	1,502,320	(35.7)%
Other income (expense)	$38,040	$(146,443)	$184,483	(126.0)%
Total other expense	$(18,544,995)	$(13,622,860)	$(4,922,135)	36.1%
Interest expense was $18,279,686 for the year ended December 31, 2024, compared to $9,866,821 for the year ended December 31, 2023. The increase in interest expense is primarily related to additional debt incurred during the year.
Interest income was $2,398,691, for the year ended December 31, 2024, compared to $594,764 the year ended December 31, 2023. The increase in interest income is primarily due to money market sweeps during the year.
Loss on change in fair value of warrant liability was $2,702,040, for the year ended December 31, 2024, compared to $4,204,360 for the year ended December 31, 2023. The loss is primarily attributable to the increase in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.
Other income (expense) increased by $184,483, or 126.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease is primarily related to financial assistance provided to the Providers. Refer to Note 2 Summary of Significant Accounting Policies and Note 12 Commitments and Contingencies for additional information.
Income Tax Expense

	Years Ended December 31,
	2024	2023	$ Change	% Change
Income tax expense	$5,484,738	$1,468,535	$4,016,203	273.5%

Income tax expense increased by $4,016,203, or 273.5% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our effective income tax rate for the years ended December 31, 2024 and 2023, was (28.2)% and 14%, respectively. The income tax expense for the year ended December 31, 2024 differed from the statutory rate of 21% mainly due to restricted stock award deductions limited by IRC 162(m) as well as limitations in permanent differences related to non-deductible business acquisition transaction costs.
Results of Operations—Segment Results
The Company organizes its business into five reportable segments (1) Asset Management, (2) Active Management, (3) Originations, (4) Portfolio Servicing, and (5) Technology Services, which all generate revenue and incur expenses in different manners. Refer to Note 11 Segment Reporting for additional information.
The following tables provides supplemental information of revenue and profitability by operating segment:
Asset Management

	Years Ended December 31,
	2024	2023	$ Change	% Change
Total revenue	$2,841,481	$—	$2,841,481	NM
Total cost of revenue	288,599	—	288,599	NM
Total gross profit	$2,552,882	$—	$2,552,882	NM
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies. Cost of revenue for the asset management segment is new in 2024 and contributed $288,599 to total cost of revenue.
Active Management

	Years Ended December 31,
	2024	2023	$ Change	% Change
Total revenue	$102,819,361	$61,195,377	$41,623,984	68.0%
Total cost of revenue	3,869,415	2,174,386	1,695,029	78.0%
Total gross profit	$98,949,946	$59,020,991	$39,928,955	67.7%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies. The increase of $1,695,029 or 78.0% in cost of revenue is mainly due to a increase in trading activity and compensation related expenses. Cost of revenue as a percent of revenue remained mostly flat for the years ended December 31, 2024, and 2023 at 3.8% and 3.6%, respectively.
Originations

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenue (including intersegment)	$24,823,130	$19,247,972	$5,575,158	29.0%
Intersegment elimination	(19,365,983)	(15,044,072)	(4,321,911)	28.7%
Total revenue	5,457,147	4,203,900	1,253,247	29.8%
Cost of revenue (including intersegment)	16,950,640	11,303,244	5,647,396	50.0%
Intersegment elimination	(11,578,133)	(7,711,312)	(3,866,821)	50.1%
Total cost of revenue	5,372,507	3,591,932	1,780,575	49.6%
Gross profit (including intersegment)	7,872,490	7,944,728	(72,238)	(0.9)%
Intersegment elimination	(7,787,850)	(7,332,760)	(455,090)	6.2%
Total gross profit	$84,640	$611,968	$(527,328)	(86.2)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies. The increase of $1,780,575 or 49.6% in cost of revenue is mainly due to a increase in origination activity and compensation related expenses. The majority of the activity is related to the eliminated intersegment origination activity related to life policies purchased by the Company. No originations revenue was recorded prior the June 30, 2023 Business Combination.
Portfolio Servicing

	Years Ended December 31,
	2024	2023	$ Change	% Change
Total revenue	$772,169	$1,002,174	$(230,005)	(23.0)%
Total cost of revenue	1,608,220	724,059	884,161	122.1%
Total gross profit	$(836,051)	$278,115	$(1,114,166)	(400.6)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies. The increase of $884,161 or 122.1% in cost of revenue is mainly due to a increase in compensation related expenses to service the increase in life policies held by the Company.
Technology Services

	Years Ended December 31,
	2024	2023	$ Change	% Change
Total revenue	$33,628	$—	$33,628	NM
Total cost of revenue	232,992	—	232,992	NM
Total gross profit	$(199,364)	$—	$(199,364)	NM
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies. Cost of revenue for the technology services segment is new in 2024 and contributed $232,992 to total cost of revenue.
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

Non-GAAP Measure	Comparable GAAP Measure
Adjusted Net Income, Adjusted EPS	Net (Loss) Income attributable to Common Stockholders, EPS
Adjusted EBITDA	Net (Loss) Income
Adjusted Net Income, Adjusted EPS, Adjusted EBITDA, and Adjusted EBITDA Margin, are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, Net (Loss) Income (for Adjusted EBITDA and Adjusted EBITDA Margin), Net (Loss) Income Attributable to Common Stockholders (for Adjusted Net Income) or Earnings per Share (for Adjusted EPS), which are considered to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing Company’s operating performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for Net (Loss) Income Attributable to Common Stockholders, (Loss) Earnings per Share or other consolidated statements of operations and comprehensive (loss) income data prepared in accordance with GAAP.
Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as Net (Loss) Income Attributable to Common Stockholders adjusted for non-controlling interest income, amortization, change in fair value of warrants, business acquisition costs, and non-cash stock-based compensation and the related tax effect. Management believes that Adjusted Net Income is an appropriate measure of operating performance because it eliminates the impact of non-cash expenses or expenses that do not relate to business performance.
Adjusted EPS measures our per share earnings and is calculated as Adjusted Net Income divided by adjusted weighted-average shares outstanding. We believe Adjusted EPS is useful to investors because it enables them to better evaluate per share operating performance across reporting periods and management believes that Adjusted EPS is an appropriate measure of operating performance because it eliminates the impact of non-cash expenses or expenses that do not relate to business performance.
Adjusted Net Income and Adjusted EPS

The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to Common Stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Years Ended December 31,
	2024	2023
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,961,050)	$9,516,626
Net income attributable to non-controlling interests	(956,987)	(482,139)
Amortization expense	7,748,269	3,364,167
Stock based compensation	43,435,215	10,768,024
Business acquisition costs	8,403,065	—
Loss on change in fair value of warrant liability	2,702,040	4,204,360
Tax impact [1]	9,151,161	2,069,993
Adjusted Net Income	$46,521,713	$29,441,031
ADJUSTED EARNINGS PER SHARE:
Weighted-average shares of Class A common stock outstanding - basic [2]	70,761,830	56,951,414
Weighted-average shares of Class A common stock outstanding - diluted [2]	70,761,830	57,767,898
Proforma Adjusted EPS - basic	$0.66	$0.52
Proforma Adjusted EPS - diluted	$0.66	$0.51
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to the CEO due to IRC 162(m) limitations.
[2] The number of shares outstanding have been retrospectively recast for prior period presented to reflect the outstanding stock of Abacus Global Management, Inc. as a result of the Business Combination.
Adjusted Net Income for the year ended December 31, 2024 was $46,521,713 compared to $29,441,031 for the year ended December 31, 2023. The increase of $17,080,682 or 58.0% in Adjusted Net Income is primarily due to increases non-cash stock based compensation and related tax effect, business acquisition costs, and acquired intangible asset amortizations. Adjusted basic EPS for the year ended December 31, 2024 was $0.66 compared to $0.52 for the year ended December 31, 2023.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax, business acquisition costs, non-cash expenses, and certain other items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized and unrealized loss on investments), non-cash stock based compensation, and other items. Adjusted EBITDA should not be determined as substitution for net (loss) income, cash flows (used in) provided by operating, investing, and financing activities, operating (loss) income, or other metrics prepared in accordance with U.S. GAAP.
Management believes the use of Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net (loss) income and operating (loss) income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis:

	Years Ended December 31,
	2024	2023
NET (LOSS) INCOME	$(24,918,037)	$9,034,487
Depreciation and amortization expense	7,910,158	3,409,928
Income Tax	5,484,738	1,468,535
Interest (Expense)	18,279,686	9,866,821
Other Income (Expenses)	(38,040)	146,443
Interest Income	(2,398,691)	(594,764)
Loss on change in fair value of warrant liability	2,702,040	4,204,360
Business acquisition costs	8,403,065	—
Stock based compensation	43,435,215	10,768,024
Unrealized loss (gain) on investments	238,012	(1,369,112)
Realized gain on investments	(2,341,066)	—
Loss on change in fair value of debt	4,835,351	2,356,058
Adjusted EBITDA	$61,592,431	$39,290,780
Total revenues	111,923,786	66,401,451
Adjusted EBITDA Margin	55.0%	59.2%
Net Income Margin	(22.3)%	13.6%
Adjusted EBITDA for the year ended December 31, 2024 was $61,592,431 compared to $39,290,780 for the year ended December 31, 2023. The increase of $22,301,651, or 57%, in adjusted EBITDA is primarily due primarily due to increases non-cash stock based compensation, business acquisition costs, interest expense, income tax and acquired intangible asset amortizations, partially offset by increases in operating expenses.
We monitor the following key business metrics for asset management revenue: (i) assets under management also referred to as net asset value of funds (“AUM” or “NAV”). AUM drives management fees and performance fees generated by the Company.
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
Our key business metrics are summarized below for asset management, portfolio servicing, and origination revenue (active management key business metrics are summarized above):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Key business metric
Assets under management	$2,594,080,293	$—	$2,594,080,293	NM
Number of policies serviced [1]	2,105	722	1,383	191.6%
Face value of policies serviced ($) [1]	$5,474,356,066	$1,143,584,088	$4,330,771,978	378.7%
Total invested dollars ($) [1]	$2,263,013,213	$257,129,186	$2,005,884,027	780.1%
Number of policy originations to external parties	124	67	57	85.1%
Number of policy originations to related parties	—	7	(7)	(100.0)%
Number of policy originations to subsidiaries eliminated in consolidation	513	321	192	59.8%
[1] For the year ended December 31, 2024, LMA and LMA subsidiaries comprised 692 of the policies serviced, $1,256,687,123 face value of the policies serviced, and $301,311,031 of the total invested dollars. For the year ended December 31, 2023, LMA and LMA subsidiaries comprised 288 of the policies serviced, $520,656,936 face value of the policies serviced, and $100,996,409 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.

Non-GAAP Measure	Comparable GAAP Measure
Proforma Adjusted Net Income, Proforma Adjusted EPS	Net (Loss) Income Attributable to Common Stockholders, EPS
Proforma Adjusted EBITDA	Net (Loss) Income for Common Stockholders
Proforma adjusted Net Income and Proforma Adjusted EPS
Proforma Adjusted Net Income, Proforma Adjusted EPS, Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin, are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, Net (Loss) Income for Common Stockholders and Carlisle (for Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin), Net (Loss) Income Attributable to Common Stockholders and Net Income for Carlisle and Abacus Settlements (for Proforma Adjusted Net Income) or earnings (loss) per share (for Proforma Adjusted EPS), which are considered to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing Company’s operating performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for net income (loss) for Common Stockholders, Carlisle, and Abacus Settlements, Net (Loss) Income Attributable to Common Stockholders, Carlisle, and Abacus Settlements, earnings per share or other consolidated statements of operations and comprehensive income data prepared in accordance with GAAP.

Proforma Adjusted Net Income is presented for the purpose of calculating Proforma Adjusted EPS. The Company defines Proforma Adjusted Net Income as Net (Loss) Income Attributable to Common Stockholders plus historical net income for Carlisle and Abacus Settlements prior to the business combinations excluding related business combination costs and intangible asset amortizations, adjusted for non-controlling interest, amortization, stock based compensation and related tax effect, and change in fair value of warrants. Management believes that Proforma Adjusted Net Income is an appropriate measure of operating performance because it represents the combined results for the legacy operating companies year-over-year as if the business combination had occurred at the beginning of the years shown and eliminates the impact of non-cash expenses or expenses that do not relate to business performance.
The following table presents a reconciliation of Proforma Adjusted Net Income to the most comparable GAAP financial measure, Net (Loss) Income Attributable to Common Stockholders and Net (Loss) Income for Common Stockholders and Proforma Adjusted EPS to the most comparable GAAP financial measure, (Loss) Earnings per Share, on a historical basis for the periods indicated below:

	Years Ended December 31,
	2024	2023
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,303,922)	$9,516,626
Net income for Carlisle [1]	3,996,229	5,196,037
Net loss for Abacus Settlements [2]	—	(974,901)
Proforma net (loss) income available to common stockholders	(11,307,693)	13,737,762
Net income attributable to non-controlling interests	(956,987)	(482,139)
Amortization expense	8,738,141	3,724,016
Stock compensation expense	43,435,215	10,768,024
Business acquisition costs	342,628	—
Loss on change in fair value of warrant liability	2,702,040	4,204,360
Tax impact [3]	9,151,161	2,069,993
Proforma Adjusted Net Income	$52,104,505	$34,022,016
Weighted-average shares of Class A common stock outstanding - basic	70,761,830	56,951,414
Weighted-average shares of Class A common stock outstanding - diluted	70,761,830	57,767,898
Proforma Adjusted EPS - basic	$0.74	$0.60
Proforma Adjusted EPS - diluted	$0.74	$0.59
[1] Net income attributable to Carlisle, includes all 2024 and 2023 activity.
[2] Net loss attributable to Abacus Settlements, LLC, includes all of 2023 activity.
[3] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
Proforma Adjusted Net Income for the year ended December 31, 2024 was $52,104,505 compared to $34,022,016 for the year ended December 31, 2023. The increase of $18,082,489, or 53.1%, in Proforma adjusted Net Income is primarily due to the increase in proforma revenues partially offset by general and administrative expenses. Proforma Adjusted basic EPS for the year ended December 31, 2024 was $0.74 compared to $0.60 for the year ended December 31, 2023.
Proforma Adjusted EBITDA
Proforma Adjusted EBITDA is net income for Common Stockholders plus historical net income for Carlisle and Abacus Settlements prior to the business combinations excluding related business combination costs and intangible asset amortizations, and adjusted for depreciation expense, amortization expense, interest expense, income tax and other non-cash and other items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, (gain) loss on change in fair value of debt, loss on change in fair value of warrant liability, change in the fair value of S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized or unrealized loss on investments), non-cash stock based compensation, and other items. Proforma Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows provided (used in) operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
Management believes the use of Proforma Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods and represents the combined results for the legacy operating companies year-over-year as if the business combinations had occurred at the beginning of the years shown. We believe that after removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are variable from year to year, Proforma Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Proforma Adjusted EBITDA exclude items which may cause short-term fluctuations in net income (loss) and operating income (loss) and which we do not consider to be the fundamental attributes or primary drivers of our business.
The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin to the most comparable GAAP financial measure, net income (loss) for Common Stockholders and net income (loss) for Carlisle and Abacus Settlements on a historical basis for the periods indicated below:

	Years Ended December 31,
	2024	2023
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,303,922)	$9,516,626
Net income for Carlisle [1]	3,996,229	5,196,037
Net loss for Abacus Settlements [2]	—	(974,901)
Proforma net (loss) income available to common stockholders	(11,307,693)	13,737,762
Depreciation and amortization expense	8,900,030	3,841,023
Interest expense	21,531,033	15,610,754
Interest income	(2,704,240)	(656,895)
Income Tax	6,354,321	2,784,849
Stock compensation	43,435,215	10,768,024
Other (Income) / Expenses	(855,383)	250,531
Loss on change in fair value of warrant liability	2,702,040	4,204,360
Business acquisition costs	342,628	—
Loss on change in fair value of debt	4,835,351	2,356,058
Realized gain on investments	(2,989,479)	—
Unrealized loss (gain) on investments	(122,021)	(1,668,137)
Proforma Adjusted EBITDA	$70,121,802	$51,228,329
Proforma Revenue	$137,226,971	$111,356,730
Proforma Adjusted EBITDA Margin	51.10%	46.00%
Proforma Net Income Margin	(8.2)%	12.34%
[1] Net income attributable to Carlisle, includes all of 2024 and 2023 activity.

[2] Net income attributable to Abacus Settlements, LLC, includes all of 2023 activity.
Proforma Adjusted EBITDA for the year ended December 31, 2024 was $70,121,802 compared to $51,228,329 for the year ended December 31, 2023. The increase of $18,893,473 or 36.9%, in proforma adjusted EBITDA is primarily due to the increase in proforma revenue, stock-based compensation, and interest expense, partially offset by increases in operating expenses. While operating expenses also increased, many of these increases in expenses are being reflected as adjustments shown herein as a result of the business combinations.
Proforma Segment Revenue
Proforma Segment Revenue is not a measure of financial performance under GAAP and should not be considered substitutes for GAAP measures, segment revenue for the Company, Carlisle, and Abacus Settlements, which are considered to be the most directly comparable GAAP measures. This non-GAAP financial measure has limitations as analytical tools, and when assessing Company’s operating performance, this non-GAAP financial measures should not be considered in isolation or as substitutes for segment revenue for the Company, Carlisle, and Abacus Settlements, or other consolidated statements of operations and comprehensive income data prepared in accordance with GAAP.
The Company defines Proforma Segment Revenue as segment revenue for the Company plus historical revenue for Carlisle, and Abacus Settlements prior to the business combination adjusted for intersegment activity for policies that Abacus Settlements has originated on behalf of the Company’s subsidiaries. Management believes that Proforma Segment Revenue is an appropriate measure of operating performance because it represents the combined results for the legacy operating companies year-over-year as if the business combinations had occurred at the beginning of the years shown and eliminates intersegment revenue.

	Years Ended December 31,
	2024	2023
Asset Management	$28,144,666	$31,767,997
Active Management	102,819,361	61,195,377
Originations	24,823,130	32,435,254
Portfolio Servicing	772,169	1,002,174
Technology Services	33,628	—
Total Proforma Revenue (including intersegment)	156,592,954	126,400,802
Intersegment elimination	(19,365,983)	(15,044,072)
Total Proforma Revenue	$137,226,971	$111,356,730
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company has sufficient sources of funds to meet ongoing operating and investing requirements over the next 12 months and beyond. The Company actively manages its working capital and the associated cash requirements when servicing policies while also effectively utilizing cash and other sources of liquidity to purchase additional policies. As of December 31, 2024, our principal source of liquidity was cash totaling $131,944,282.
On December 10, 2024 (“Closing Date”) the Company entered into a Credit Agreement (the “SSCF”) and borrowed $100,000,000 under the initial term loan. The Company is able to draw additional $50,000,000 under the optional delayed draw within 180 days after the Closing Date. Refer to Note 14 Long-Term Debt for additional information.
The Company is obligated to provide financial support to the Providers as described in Note 2 Summary of Significant Accounting Policies and Note 12 Commitments and Contingencies of the Company’s financial statements. For the year ended December 31, 2024 and 2023, the Company incurred expense of $172,136 and $144,721, respectively, to fund the Providers’ deficits. For the year ended December 31, 2024, the Providers were considered to be VIEs, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion.
Our future capital requirements will depend on many factors, including our revenue growth rate and the expansion of our active management and portfolio activities. The Company may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies.
Refer to Note 5 Life Insurance Settlement Policies, Note 14 Long-Term Debt, and Note 20 Leases, for further discussion on rights and obligations that impact liquidity.
Cash Flows from our operations
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2024	2023
Net cash provided/(used) in operating activities	$(208,810,444)	$(64,044,384)
Net cash provided/(used) in investing activities	(4,955,290)	2,241,502
Net cash provided by financing activities	320,121,348	57,338,727
Operating Activities
During the year ended December 31, 2024, our operating activities used $208,810,444 of net cash as compared to $64,044,384 of net cash used from operating activities during the year ended December 31, 2023. The increase of $144,766,060 in net cash used from operating activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to $107,294,956 net cash used to purchase life settlement policies accounted for at fair value, $14,112,786 change in operating assets and liabilities, and $25,897,723 increase in unrealized gain on policies at fair value, partially offset by $32,667,191 increase in non-cash stock-based compensation and $5,532,995 increase in deferred taxes.
Investing Activities
During the year ended December 31, 2024, investing activities used $4,955,290 of net cash as compared to 2,241,502 net cash provided during the year ended December 31, 2023. The increase in net cash used of $7,196,792 in investing activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 was related to $3,300,710 repayment to affiliates, $2,430,620 net cash paid for business acquisitions, and $1,000,000 purchase of a convertible note investment.
Financing Activities
During the year ended December 31, 2024, financing activities generated $320,121,348 of net cash compared to 57,338,727 of net cash generated during the year ended December 31, 2023. The increase of $262,782,621 in net cash generated in financing activities during the year ended December 31, 2024 compared to December 31, 2023 was mainly related to net proceeds of $66,373,569 for the issuance of debt net of issuance costs and debt repayments and $166,889,779 for common stock sales net of related issuance costs.
Refer to Note 13 Fair Value Measurements, Note 14 Long-Term Debt, and Note 15 Stockholders’ Equity for additional information related to our financing sources.
Contractual Obligations and Commitments
Refer to the following notes in our Financial Statements for a list of contractual obligations and commitments:
•Note 12, Commitments and Contingencies, for a list of commitments and contingencies.
•Note 14, Long-Term Debt, for a list of outstanding debt, related interest rates, and maturity dates.

•Note 20, Leases, for our outstanding lease obligations.
Recent Accounting Pronouncements
Refer to Note 2 Summary of Significant Accounting Policies to our consolidated financial statements for a discussion of recently issued accounting pronouncements, including information about new accounting standards and the future adoption of such standards.
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
Refer to Note 2 Summary of Significant Accounting Policies to our consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:
Valuation of Life Insurance Policies—including how the Company accounts for its holdings of life insurance settlement policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts and ASC 820, Fair Value Measurements and Disclosures. The Company's valuation of life settlements are considered Level 3, as there is currently no active market where the Company is able to observe quoted prices for identical assets. The Company’s valuation model incorporates significant inputs that are not observable. Refer to Note 5 Life Insurance Settlement Policies, and Note 13 Fair Value Measurements to the consolidated financial statements for further discussion.
Valuation of Goodwill and Other Intangible Assets—including how the Company determines the fair value of goodwill and other intangible assets and reporting units, and how the Company determines when an impairment loss should be recorded. During the fourth quarter of 2024, we conducted our annual goodwill impairment test and did not record any impairment charges. The estimated fair values of our reporting units exceeded their carrying amounts at the date of their most recent estimated fair value determination. During 2024, we evaluated our other intangible assets for impairment and did not record any impairment charges. Refer to Note 1 Description of Business, Note 3 Business Combination, and Note 7 Goodwill and Other Intangible Assets to the consolidated financial statements for further discussion.
Stock Repurchase Program
On December 11, 2023, our Board of Directors authorized a stock repurchase program under which the Company may purchase shares of our common stock for an aggregate purchase price not to exceed $15 million over a period of up to 18 months. Refer to Note 15 Stockholders’ Equity to the consolidated financial statements for further discussion of our stock repurchase program.
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
In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Settlements, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Abacus Settlements” are intended to mean the business and operations of Abacus Settlements, LLC.
Overview
Abacus Settlements originates life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors (“Financing Entities”) interested in investing in the life settlement asset class. Specifically, Abacus Settlements originates policies through three primary origination channels (Agents/Financial Advisors, Direct-to-Consumers, Life Settlement Brokers) and Third-Party Intermediaries. Abacus Settlements screens them for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of face value (“Origination Revenue”).
Our Business Model
As a life settlement provider, Abacus Settlements serves as a purchaser of outstanding life insurance policies. When serving as a purchaser, Abacus Settlements’ primary purpose in the transaction is to connect buyers and sellers through an origination process. The origination process is core to Abacus Settlements’ business and drives its economics. Abacus Settlements averages approximately 2% of face value in origination fees on policies and has developed three high quality origination channels which include agents and Financial Advisors, direct to consumer and Life Settlements Brokers. Abacus Settlements also originates policies with Third-Party Intermediaries. Generally, diversification across multiple origination channels lowers average policy acquisition costs and increases estimated returns. Abacus Settlements finds sellers through its origination channels using strategic marketing practices in its core markets, with the purpose of finding policy owners who want to capitalize on their investments prior to death by extracting value from their policies through the sale of such policies to Financing Entities.
Key Factors Affecting Our Performance
Our operations and financial performance are impacted by economic factors affecting the industry, including:

Opportunities in the Life Settlements Industry
Within the life settlements industry, there is significant policy value that lapses on an annual basis. Currently, the life settlements industry only captures a narrow portion of the potential market leaving significant runway for future growth for industry participants. With the anticipation of growth in total face value of life insurance policies, we believe we are well positioned to capitalize on the overall market growth. Abacus Settlements is currently conducting business in 49 states and the District of Columbia. The company holds viatical settlement and or life settlement provider licenses in forty-three (43) of those jurisdictions. Abacus Settlements also conducts business in seven (7) jurisdictions which do not currently have life and or viatical settlement provider licensing requirements. Abacus Settlements conducts business where is it legally allowed to across the United States. The only state Abacus Settlements is not currently conducting business in is Alaska and there are no current plans to procure a license.
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
The following tables set forth our historical results for the periods indicated, and the changes between periods:

Six Months Ended June 30, 2023
Origination revenue	$3,252,738
Related-party revenue	9,931,938
Total revenue	13,184,676
Cost of revenue	2,734,949
Related party cost of revenue	6,558,354
Gross profit	3,891,373
Operating expenses
General and administrative expenses	4,848,580
Depreciation expense	5,597
Total operating expenses	4,854,177
Income (loss) from operations	(962,804)
Other income (expense)
Interest income	1,917
Interest (expense)	(11,725)
Other income	—
Total other (expense)	(9,808)
Income (loss) before income taxes	(972,612)
Provision for income taxes	2,289
Net income (loss) and comprehensive income	$(974,901)
Origination Revenue
Abacus Settlements recognizes revenue from origination activities by acting as a provider of life settlements and viatical settlements by representing investors that are interested in purchasing life settlements on the secondary or tertiary market. Revenue from origination services consists of fees negotiated for each purchase and sale of a policy to an investor, which also include any agent and broker commissions received and the reimbursement of transaction costs.

Six Months Ended June 30, 2023
Origination revenue	$3,252,738
Revenue for the six months ended June 30, 2023 was $3,252,738 and is comprised of revenue in broker channel based on face values on the policies originated with consistent third party customers, origination fees, services revenue, and transaction fees reimbursements.
Related Party Revenue
Abacus Settlements has a related party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and, collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus Settlements jointly own 11% of the Nova Funds. The pricing for origination fees is governed by origination contracts that have been negotiated by both parties and are considered to be arms-length and consistent with origination fees charged to third party customers. For its origination services to the Nova Funds, Abacus Settlements earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000.

Six Months Ended June 30, 2023
Related Party Revenue	$9,931,938
Related party revenue for the six months ended June 30, 2023 was $9,931,938. For six months ended June 30, 2023, Abacus Settlements had originated 72 policies for the Nova Funds with a total value of $96,674,080, and is comprised of origination services and transaction fees reimbursed by the related party. Further, for the six months ended June 30, 2023, Abacus Settlements had originated 103 policies, for LMA with a total value of $192,685,578.
Cost of Revenue, Related Party Cost of Revenue, and Gross Margin
Cost of revenue is primarily comprised of third-party commissions, which includes third-party sales and marketing commission fees, as well as transaction costs that are reimbursed as part of the origination activity and depreciation and amortization expense. Abacus Settlements receives an origination fee plus any commission to be paid from the purchaser for its part in arranging the life settlement transactions. Out of that fee income, Abacus Settlements pays commissions to the licensed representative of the seller, if one is required. Commission expense is recorded at the same time revenue is recognized and is included within cost of revenue. Depreciation expense consists of depreciation of property and equipment assets, which are computer equipment. Amortization expense consists primarily of amortization of capitalized costs incurred for the development of internal use software. The costs incurred exclusively consist of fees incurred from an external consulting firm during the development stage of the project and is amortized on the straight-line basis over an estimated useful life of three years.

Six Months Ended June 30, 2023
Cost of revenue	$2,734,949
Related party cost of revenue	6,558,354
Gross Profit	$3,891,373
Gross Margin	30%
Cost of revenue for the six months ended June 30, 2023 was $2,734,949 and is primarily comprised of commissions expense, life expectancy fees, and lead generation expenses.
Related party cost of revenue for the six months ended June 30, 2023 was $6,558,354 is comprised of agent commission expenses, originations of policies sold to the Nova Funds, and transaction fees reimbursements.
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
General and administrative expenses for the six months ended June 30, 2023 was $4,848,580, and is comprised of payroll expenses for administration support, sales department, marketing expenses, sponsorships, rent and office expenses.
Depreciation expense for the six months ended June 30, 2023 was $5,597. The depreciation expense for both the periods were computed on property and equipment (i.e., computer equipment, office furniture, and leasehold improvements).
Other income (expense)
Other income (expense) includes interest income, consulting income, and other income. Interest income represents the interest earned on Abacus Settlements’ certificates of deposits. Consulting income represents income earned on various origination consulting services performed. Other income comprises of income from credit card cash rewards.

Six Months Ended June 30, 2023
Interest income	$1,917
Interest (expense)	(11,725)
Other income	—
Interest income for the six months ended June 30, 2023 was $1,917. The interest income for the period represents interest earned on Abacus Settlements certificate of deposit.
Interest expense for the six months ended June 30, 2023 was $11,725, and is comprised of amortization of deferred financing fees.
Provision for Income Taxes

Six Months Ended June 30
Provision for income taxes	$2,289
Provision for income taxes for the six months ended June 30, 2023 was $2,289. The amounts for both the periods are primarily annual report filing fees with various states.
Business Segments
Operating as a centrally led life insurance policy intermediary, Abacus Settlements’ Chief Executive Officer is the Chief Operating Decision Maker (CODM) who allocates resources and assesses financial performance. As a result of this management approach, Abacus Settlements is organized as a single operating segment. The CODM reviews performance and allocates resources based on the total originations, total corresponding revenue generated for the period, gross profit, and adjusted EBITDA.
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
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions. As such, we have presented the following non-GAAP measure, their most directly comparable U.S. GAAP measure, and key business metrics:

Non-GAAP Measure	Comparable U.S. GAAP Measure
Adjusted EBITDA	Net (Loss) Income
Adjusted EBITDA is net income adjusted for depreciation expense, provision for income taxes, interest income, and other items that in our judgement significantly impact the period-over-period assessment of performance and operating results. Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows provided by or used in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare current results with results from other reporting periods and with the results of other companies.
Management believes the use of Adjusted EBITDA measures assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that after removing the impact of depreciation and amortization, amounts spent on interest and taxes and other income and charges that are variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which we do not consider to be the fundamental attributes or primary drivers of our business.
The following table illustrates the reconciliations from net income to adjusted EBITDA:

Six Months Ended June 30, 2023
NET LOSS AND COMPREHENSIVE LOSS	$(974,901)
Depreciation expense	5,597
Provision for income taxes	2,289
Interest income	(1,917)
Interest expense	11,725
Adjusted EBITDA	$(957,207)
Adjusted EBITDA for the six months ended June 30, 2023, was $(957,207).
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

Six Months Ended June 30, 2023
Number of Policy Originations	253

Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from equity financing in the form of capital contributions from our members. Our principal uses of cash and cash equivalents in recent periods have been funding our operations. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $808,226 and retained earnings of $509,953. During the six months ended June 30, 2023, we had a net loss of $(974,901) and net cash used by operations of $(24,292). We believe our existing cash and cash equivalents as well as proceeds from equity financing will be sufficient to fund anticipated cash requirements for the next twelve months.
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
Operating Activities
During the six months ended June 30, 2023, our operating activities used $24,292 in operating activities.
Investing Activities
During the six months ended June 30, 2023, our investing activities used $182,528.
Financing Activities
During the six months ended June 30, 2023, our financial activities used $443,694.

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
Related Party Receivables
Related party receivables include fees to be reimbursed to Abacus Settlements from life expectancy reports, assisted physician services and escrow services incurred on policies that related party financing entities purchase as part of the origination agreement with Abacus Settlements. Related party receivables are stated at their net realizable value. All of the outstanding receivables of $5,710 as of June 30, 2023 were collected in July, 2023. Abacus Settlements provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based upon historical collection experience coupled with a review of the current status of all existing receivables. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is remote. There is no allowance for doubtful accounts as of June 30, 2023.
Intangible Assets
Intangible assets are stated at cost, less accumulated amortization, and consist of capitalized costs incurred for the development of internal use software. The costs incurred exclusively consist of fees incurred from an external consulting firm during the development stage of the project and are subject to capitalization under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years. Abacus Settlements reviews definite-lived intangible assets and other long-lived assets for impairment at least annually or whenever an event occurs that indicates the carrying amount of an asset may not be recoverable. No impairment was recorded for the six months ended June 30, 2023.
Revenue Recognition
Abacus Settlements recognizes revenue from origination activities by acting as a provider of life settlements and viatical settlements representing investors that are interested in purchasing life settlements on the secondary or tertiary market. Revenue from origination services consists of fees negotiated for each purchase and sale of a policy to an investor, which also include any agent and broker commissions received and the reimbursement of transaction costs.

Abacus Settlements’ revenue-generating arrangements are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Abacus Settlements originates life settlements policies with third parties that include settlement brokers, life insurance agents, and direct consumers or policyholders. Abacus Settlements then provides the administration services needed to initiate the transfer of the life settlement policies to investors in exchange for an origination fee. Such transactions are entirely performed through an escrow agent. In these arrangements, the customer is the investor, and Abacus Settlements has a single performance obligation to originate a life settlement policy for the investor. The consideration transferred upon each policy is negotiated directly with the investor by Abacus Settlements and is dependent upon the policy death benefits held by each life settlement policy. The revenue is recognized when the performance obligation under the terms of the contracts with customers are satisfied. Abacus Settlements recognizes revenue from life settlement transactions when the closing has occurred and any right of rescission under applicable state law has expired (i.e., the customer obtains control over the policy and has the right to use and obtain the benefits from the policy). While rescission periods may vary by state, most states grant the owner the right to rescind the contract before the earlier of 30 calendar days after the execution date of the contract or 15 calendar days after life settlement proceeds have been sent to the owner. Purchase and sale of the policies generally occurs simultaneously, and only the fees received, including any agent and broker commissions and transaction costs reimbursed, are recorded as gross revenue.
For agent and broker commissions received and transaction costs reimbursed, Abacus Settlements has determined that they are acting as the principal in the relationship as they maintain control of the services being performed as part of performance obligation prior to facilitating the transfer of the life settlement policy to the investor.
While the origination fees are fixed amounts based on the face value of the policy death benefit, there is variable consideration present due to the owner’s rescission right. When variable consideration is present in a contract, Abacus Settlements estimates the amount of variable consideration to which it expects to be entitled at contract inception and again at each reporting period until the amount is known. Abacus Settlements applies the variable consideration constraint so that variable consideration is included in the transaction price only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal. While origination fees are variable due to the rescission periods, given the that the rescission periods are relatively short in nature, Abacus Settlements has concluded that such fees are fully constrained until the rescission period lapses and thus records revenue at a fixed amount based on the face value of the policy death benefit after the rescission period is over.
New Accounting Pronouncements
Refer to Note 2 Summary of Significant Accounting Policies to our consolidated financial statements.
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
The Company has irrevocably elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time public companies adopt the new or revised standard. As a result, following the consummation of the Business Combination, the Company complies with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Abacus Global Management, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Abacus Global Management, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania
March 28, 2025

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,944,282	$25,588,668
Equity securities, at fair value	—	2,252,891
Accounts receivable	15,785,531	2,149,111
Accounts receivable, related party	7,113,369	79,509
Due from affiliates	1,527,062	1,007,528
Income taxes receivable	2,099,673	—
Prepaid expenses and other current assets	1,094,729	699,127
Total current assets	159,564,646	31,776,834
Property and equipment, net	1,025,066	400,720
Intangible assets, net	79,786,793	29,623,130
Goodwill	238,296,200	140,287,000
Operating right-of-use assets	4,722,573	1,893,659
Life settlement policies, at cost	1,083,977	1,697,178
Life settlement policies, at fair value	370,398,447	122,296,559
Management and performance fee receivable, related party	13,379,301	—
Available-for-sale securities, at fair value	2,205,904	1,105,935
Other investments, at cost	1,850,000	1,650,000
Other assets	1,851,845	998,945
Equity securities, at fair value	—	96,107
TOTAL ASSETS	$874,164,752	$331,826,067

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$37,430,336	$13,029,632
Current portion of long-term debt	1,000,000	—
Accrued expenses	6,139,472	4,354,225
Operating lease liabilities	515,597	118,058
Due to affiliates	—	5,236
Due to former members	—	1,159,712

ABACUS GLOBAL MANAGEMENT INC.

CONSOLIDATED BALANCE SHEETS (CONT.)
AS OF DECEMBER 31,

	2024	2023
Contract liabilities, deposits on pending settlements	2,473,543	507,000
Accrued transaction costs	483,206	—
Other current liabilities	14,423,925	3,400,734
Income taxes payable	—	751,734
Total current liabilities	62,466,079	23,326,331

Long-term debt, net	224,742,029	33,818,090
Long-term debt, at fair value, net	105,120,100	55,318,923
Long-term debt, related party	12,525,635	37,653,869
Retrocession fees payable	5,312,214	—
Operating lease liabilities	4,580,158	1,796,727
Deferred tax liability	26,778,865	9,199,091
Warrant liability	9,345,000	6,642,960
TOTAL LIABILITIES	450,870,080	167,755,991
COMMITMENTS AND CONTINGENCIES (Note 12)
Preferred stock, $0.0001 par value; 1,000,000 authorized shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 96,731,194 and 63,388,823 shares issued, respectively	10,133	6,339
Treasury stock - at cost; 1,048,226 and 146,650 shares, respectively	(12,025,137)	(1,283,062)
Additional paid-in capital	494,064,113	199,826,278
Accumulated deficit	(57,896,606)	(34,726,135)
Accumulated other comprehensive income	—	108,373
Non-controlling interest	(857,831)	138,283
Total stockholders' equity	423,294,672	164,070,076
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$874,164,752	$331,826,067
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2024	2023
REVENUES:
Asset management fees	$2,841,481	$—
Active management	102,819,361	61,195,377
Origination fees	5,457,147	4,203,900
Portfolio servicing fees	772,169	1,002,174
Technology services	33,628	—
Total revenues	111,923,786	66,401,451
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	11,371,733	6,490,377
Gross Profit	100,552,053	59,911,074
OPERATING EXPENSES:
Sales and marketing	9,063,384	4,905,747
General and administrative (including stock-based compensation)	81,734,518	26,482,571
Loss on change in fair value of debt	4,835,351	2,356,058
Unrealized loss (gain) on investments	238,012	(1,369,112)
Realized gain on investments	(2,341,066)	-
Depreciation and amortization expense	7,910,158	3,409,928
Total operating expenses	101,440,357	35,785,192
Operating (loss) income	(888,304)	24,125,882
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(2,702,040)	(4,204,360)
Interest (expense)	(18,279,686)	(9,866,821)
Interest income	2,398,691	594,764
Other income (expense)	38,040	(146,443)
Total other expense	(18,544,995)	(13,622,860)
Net (loss) income before provision for income taxes	(19,433,299)	10,503,022
Income tax expense	5,484,738	1,468,535
NET (LOSS) INCOME	(24,918,037)	9,034,487
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(956,987)	(482,139)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,961,050)	$9,516,626
(LOSS) EARNINGS PER SHARE:
(Loss) earnings per share—basic	$(0.34)	$0.17
(Loss) earnings per share—diluted	$(0.34)	$0.16
Weighted-average stock outstanding—basic [1]	70,761,830	56,951,414
Weighted-average stock outstanding—diluted [1]	70,761,830	57,767,898

NET (LOSS) INCOME	$(24,918,037)	$9,034,487
Other comprehensive (loss) income, net of tax:
Change in fair value of debt (risk adjusted)	(158,579)	(1,248,330)

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (CONT.)
FOR THE YEARS ENDED DECEMBER 31,

	2024	2023
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	11,079	—
Comprehensive (loss) income before non-controlling interests	(25,065,537)	7,786,157
Net and comprehensive loss attributable to non-controlling interests	(996,114)	(800,311)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,069,423)	$8,586,468
[1] Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Global Management, Inc. as a result of the Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022(1)	50,369,350	$5,037	—	$—	$704,963	$25,487,323	$1,052,836	$899,538	$28,149,697
Distributions	—	—	—	—		(34,451,607)	—	—	(34,451,607)
Deferred transaction costs	—	—	—	—	(555,851)	(10,841,551)	—	—	(11,397,402)
Public warrants	—	—	—	—	4,726,500	(3,765,600)	—	—	960,900
Merger with East Resources Acquisition Company	12,980,473	1,298	—	—	17,849,052	(20,646,575)	—	—	(2,796,225)
Acquisition of Abacus Settlements, LLC	—	—	—	—	165,361,332	—	—	—	165,361,332
Proceeds received from SPAC trust	—	—	—	—	972,262	—	—	—	972,262
Repurchase of common stock	—	—	(146,650)	(1,283,062)		—	—	—	(1,283,062)
Stock-based compensation	39,000	4	—	—	10,768,020	—	—	—	10,768,024
Transfer of non-controlling interest	—	—	—	—	—	(24,751)	—	24,751	—
Other comprehensive loss	—	—	—	—	—	—	(944,463)	(303,867)	(1,248,330)
Net income (loss)	—	—	—	—	—	9,516,626		(482,139)	9,034,487
BALANCE AS OF DECEMBER 31, 2023[1]	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	(483,451)	790,579	—	—	307,128
Warrant conversions	595,844	60	—	—	6,852,146	—	—	—	6,852,206
Business acquisitions	9,791,399	979	—	—	77,546,901	—	—	—	77,547,880
Common stock sale	22,712,800	2,271	—	—	181,700,129	—	—	—	181,702,400
Common stock sale transaction costs	—	—	—	—	(14,812,621)	—	—	—	(14,812,621)
Repurchase of common stock	—	—	(901,576)	(10,742,075)	—	—	—	—	(10,742,075)
Stock-based compensation	242,328	484	—	—	43,434,731	—	—	—	43,435,215
Other comprehensive loss	—	—	—	—	—	—	(119,452)	(39,127)	(158,579)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	—	—	—	—	—	—	11,079	—	11,079
Net loss	—	—	—	—	—	(23,961,050)		(956,987)	(24,918,037)
BALANCE AS OF DECEMBER 31, 2024	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$—	$(857,831)	$423,294,672
[1] Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Global Management, Inc. as a result of the successful Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(24,918,037)	$9,034,487
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	7,910,158	3,409,928
Stock-based compensation	43,435,215	10,768,024
Amortization of debt issuance costs	936,112	43,957
Loss on extinguishment of debt	—	2,086,303
Loss on change in fair value of warrant liability	2,702,040	4,204,360
Unrealized (gain) loss on investments, at fair value	238,012	(1,369,112)
Unrealized gain on policies, at fair value	(53,786,829)	(27,889,106)
Non-cash gain on policy trades	(6,422,002)	—
Loss on change in fair value of debt	4,835,351	2,356,058
Deferred income taxes	5,999,572	466,577
Non-cash interest expense, related party	3,061,172	2,182,221
Non-cash interest expense	470,464	478,765
Non-cash lease expense	352,056	17,901
Non-cash interest income	(99,969)	(105,935)
Changes in operating assets and liabilities:
Accounts receivable	(13,202,882)	(2,117,411)
Accounts receivable, related party	266,030	124,565
Equity securities, at fair value	2,203,367	(89,057)
Prepaid expenses and other current assets	(361,872)	(62,994)
Management and performance fee receivable, related party	(466,649)	—
Other assets	(537,242)	(522,326)
Accounts payable	—	(40,014)
Accrued expenses	802,510	3,829,825
Accrued transaction costs	483,206	(908,256)
Contract liabilities, deposits on pending settlement	1,966,543	(474,217)
Other current liabilities	3,858,345	3,358,507
Income tax payable	(751,734)	751,734
Income tax receivable	(2,178,694)	—
Retrocession fees payable	1,675,169	—
Net change in life settlement policies, at fair value	(187,893,057)	(80,598,101)

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE YEARS ENDED DECEMBER 31,

	2024	2023
Net change in life settlement policies, at cost	613,201	7,018,933
Net cash used in operating activities	(208,810,444)	(64,044,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(786,236)	(189,674)
Purchase of intangible assets	(18,900)	—
Acquisition of businesses, net of cash acquired	(2,430,620)	—
Purchase of other investments	(200,000)	(350,000)
Purchase of available for sale securities	(1,000,000)	—
Change in due from affiliates	(519,534)	2,781,176
Net cash (used) provided in investing activities	(4,955,290)	2,241,502

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term debt	198,475,570	98,722,563
Payment of discounts and financing costs	(7,475,569)	(5,547,943)
Repayment of debt	(4,040,758)	(26,250,000)
Issuance of long term debt, related party	—	25,471,648
Repayment of debt, related party	(28,189,406)	—
Common stock sale	181,702,400	—
Common stock sale transaction costs	(14,812,621)	—
Warrant conversions	6,852,206	—
Repurchase of common stock	(10,742,075)	(1,283,062)
Capital distribution to former members	—	(23,533,073)
Transaction costs	(483,451)	(11,397,402)
Proceeds received from SPAC trust	—	972,262
Due to former members	(1,159,712)	442,283
Due to affiliates	(5,236)	(258,549)
Net cash provided by financing activities	320,121,348	57,338,727

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,355,614	(4,464,155)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	25,588,668	30,052,823

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$131,944,282	$25,588,668

SUPPLEMENTAL DISCLOSURES:
Life settlement policies receipt in lieu of cash in exchange for the SPV Purchased and Sale Note	$—	$10,191,125
Life settlement policies distributed to affiliate	—	10,191,125
Non-cash sale of life settlement policies, at fair value	24,957,059	—
Non-cash purchase of life settlement policies, at fair value	24,957,059	—
Non-cash issuance of debt in connection with business acquisition	72,727,075	—
Non-cash issuance of common stock in connection with business acquisition	77,547,880	—

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE YEARS ENDED DECEMBER 31,

	2024	2023
Distribution payable to former members	—	717,429
Interest paid	11,615,613	4,035,526
Income taxes paid, net of refunds	2,146,846	150,000
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS
Organization and Merger
Abacus Global Management, Inc. (the “Company”) was formerly known as Abacus Life, Inc. and East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. Prior to December 2, 2024, the Company conducted its business through its wholly-owned, consolidated subsidiaries, primarily Abacus Settlements, LLC (“Abacus Settlements”) and Longevity Market Assets, LLC (“LMA”), which are Delaware limited liability companies (collectively, the “Companies”). On June 30, 2023, (the “Closing Date”), ERES, LMA and Abacus consummated the combining of the Companies as contemplated by the Merger Agreement dated as of August 30, 2022 (as amended on October 14, 2022 and April 20, 2023) with LMA Merger Sub, LLC, a wholly owned subsidiary of ERES (“LMA Merger Sub”), Abacus Merger Sub, LLC, a wholly owned subsidiary of ERES (“Abacus Merger Sub”), LMA and Abacus (together with LMA, the “Legacy Companies”). Pursuant to the Merger Agreement, on June 30, 2023, (i) LMA Merger Sub merged with and into LMA, with LMA surviving such merger (the “LMA Merger”) and (ii) Abacus Merger Sub merged with and into Abacus, with Abacus surviving such merger (the “Abacus Settlements Merger” and, together with the LMA Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and the Legacy Companies became direct wholly owned subsidiaries of the Company. On the Closing Date, ERES changed its name to Abacus Life, Inc.
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
On December 2, 2024, the Company completed the acquisition of Carlisle Management Company S.C.A., a corporate partnership limited by shares established under the laws of Luxembourg (“CMC”), Carlisle Investment Group S.A.R.L., a private limited liability company incorporated under the laws of Luxembourg (“CIG,” and together with CMC, “Carlisle”), a leading Luxembourg-based investment manager in the life settlement space (“Carlisle Acquisition”). On the same day, the Company also completed the acquisition of acquire 100% of FCF Advisors (“FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies (“FCF Advisors Acquisition”). Refer to Note 3 Business Combinations for additional information.
Business Activity
Effective December 2, 2024, the Company has five reportable segments. Prior to December 2, 2024, the Company had three reportable segments.
The Company, through its LMA subsidiary, is a provider of services pertaining to life insurance settlements and offers policy servicing to owners and purchasers of life settlement assets, as well as consulting, valuation, and actuarial services (“Portfolio Servicing” segment). The Company is also engaged in buying and selling of life settlement policies in which it uses its own capital, and purchases life settlement contracts with the intent to either hold to maturity to receive the associated death claim payout or to sell to another purchaser of life settlement contracts for a gain on the sale (“Active Management” segment).
The Company, through its Abacus Settlements subsidiary, also is an originator of outstanding life insurance policies as a licensed life settlement provider on behalf of investors (“Financing Entities”). Abacus Settlements locates and screens policies for eligibility as a commercially desirable life settlement, including verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates, also known, collectively, as origination services. When the sale of a policy is completed, this is deemed “settled” and the policy is then referred to as either a “life settlement” in which the insured’s life expectancy is greater than two years or “viatical settlement,” in which the insured’s life expectancy is less than two years. The Company is not an insurance company, and therefore the Company does not underwrite insurable risks for its own account (“Originations” segment).
Starting on December 2, 2024, the Company added Asset Management and Technology Services reportable segments.
The Asset Management segment coincided with the Company’s acquisitions of two asset managers as described in Note 3, Business Combinations. The Technology Services reportable segment, while not significant to the overall operations in 2024, is expected to become a significant in subsequent years.
The acquired asset managers provide asset management services for a fee based on the net asset values (“NAV”), also referred to asset under management (“AUM”), of the funds it manages. One of the asset managers also generates performance fees when the funds it manages generates returns that exceed certain performance thresholds and after all contingencies are satisfied. The Company, through its ABL Wealth, LLC (“ABL Wealth”) subsidiary, will generate asset management fees as new funds become operational (“Asset Management” segment).
The Company, through its ABL Tech, LLC (“ABL Tech”) subsidiary and by utilizing proprietary technology based on health and longevity data sets provides solutions to pension funds, government agencies, insurance-related businesses, as well as other entities that benefit from real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts (“Technology Services” segment).
Refer to Note 2 Summary of Significant Accounting Policies, Note 4 Revenues, and Note 11 Segment Reporting for additional information.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and controlled affiliates. The Company was formed through a special purpose acquisition company (“SPAC”), between East Resources Acquisition Company (“ERES”) and Longevity Market Assets (“LMA”). In connection with the Business Combination, the Merger is accounted for as a reverse recapitalization with ERES in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under U.S. GAAP, ERES has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the LMA stockholders having a relative majority of the voting power of the Company, the LMA stockholders having the authority to appoint a majority of directors on the Board of Directors, and senior management of LMA comprising the majority of the senior management of the post-combination Company. LMA was then determined to be the “acquirer” for financial reporting purposes based on the relative size of LMA as compared to Abacus Settlements, represented by their revenue, equity, gross profit and net income. Accordingly, for accounting purposes, the financial statements of the combined entity represents a continuation of the financial statements of LMA with the LMA Merger treated as the equivalent of LMA issuing stock for the net assets of ERES, accompanied by a recapitalization. The net assets of ERES are stated at historical cost, with no goodwill or other intangible assets recorded.

The Abacus Settlements Merger has been accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Abacus Settlements were recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill.
As a result of the Business Combination, the Company evaluated if ERES, Abacus Settlements, or LMA is the predecessor for accounting purposes.
In considering the foregoing principles of predecessor determination and in light of the Company's specific facts and circumstances, management determined that LMA and Abacus Settlements are dual predecessors for accounting purposes. The financial statement presentation for Abacus Global Management, Inc. includes the purchase accounting effects of the Abacus Settlements Merger as of the Closing Date with the financial statements of LMA as the comparative period. The predecessor financial statements for Abacus Settlements are included separately within this report.
The accompanying consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and are prepared in accordance with U.S. GAAP.
Consolidation of Variable Interest Entities—For entities in which the Company has variable interests, the Company first evaluates whether the entity meets the definition of a variable interest entity (“VIE”) or a voting interest entity (“VOE”). If the entity is a VIE, the Company focuses on identifying whether it has the power to direct the activities that most significantly impact the VIE’s economic performance and whether it has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE will be included in the Company’s consolidated financial statements. The proportionate share not owned by the Company is recognized as noncontrolling interest and net income attributable to noncontrolling interest on the consolidated balance sheets and consolidated statements of operations and comprehensive income, respectively. If the entity is a VOE, the Company evaluates whether it has the power to control the VOE through a majority voting interest or through other arrangements.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidations, (“ASC 810”) requires the Company to separately disclose on its consolidated balance sheets the assets of consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company. As of December 31, 2024, total assets and liabilities of consolidated VIEs were $169,322,167 and $143,200,287, respectively. As of December 31, 2023, total assets and liabilities of consolidated VIEs were $77,132,592 and $65,031,207, respectively.
On October 4, 2021, the Company entered into an operating agreement with LMX Series, LLC (“LMX”) and three other unaffiliated investors to obtain a 70% ownership interest in LMX, which was newly formed in August 2021. LMX had no operating activity prior to the operating agreement being signed. LMX has a wholly owned subsidiary, LMATT Series 2024, Inc., a Delaware C corporation (“LMATTS 2024”). While the Company and three other investors each contributed $100 to LMX, the Company directs the most significant activities by managing the investment offerings, and sponsoring and creating structured investment grade insurance liabilities, and thus was provided a 70% ownership interest. LMX is a VIE and the Company is the primary beneficiary of LMX. The Company has included the results of LMX and its subsidiaries in its consolidated financial statements for the year ended December 31, 2024.
On November 30, 2022, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series, GP, LLC. Subsequent to that, LMA Income Series, GP, LLC formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering (“LMAIS”). It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2024.

On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering (“LMAIS II”). It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2024.
Non-Consolidation of Variable Interest Entities—On January 1, 2021, the Company entered into an option agreement with two commonly owned full-service origination, servicing, and investment providers (the “Providers”), in which the Company agreed to fund certain capital needs with an option to purchase the outstanding equity ownership of the Providers (the “Option Agreement”).
The Company accounted for its investment in the call options under the Option Agreement as an equity security, pursuant to ASC 321, Investments—Equity Securities. In arriving at this accounting conclusion, the Company first considered whether the call options met the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and concluded that the options do not provide for net settlement and accordingly are not a derivative. The Company also concluded that the call options do not provide the Company with a controlling financial interest in the legal entity pursuant to ASC 810. The call options include material contingencies prior to exercisability that the Company does not anticipate will be resolved; additionally, the call options are in a legal entity for which the stock price has no readily determinable fair value. The Company’s basis in the call options, pursuant to ASC 321, is $— and accordingly the call options are not reflected in the statement of financial position.
The Company provided $172,136 of working capital funding for the year ended December 31, 2024 which is included in other income (expense) on the consolidated statements of operations and comprehensive (loss) income and $144,721 of funding for the year ended December 31, 2023. Refer to Note 12 Commitments and Contingencies for further details.
For the years ended December 31, 2024, and 2023, the Providers were considered to be VIEs, but were not consolidated in the Company’s consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion. As of December 31, 2024, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $615,648 and liabilities of $47,006. As of December 31, 2023, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $601,762 and liabilities of $2,900.
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
Use of Estimates—The preparation of U.S. GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenue and expenses during the reporting periods. Company’s estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from the estimates. Estimates are used when accounting for purchase price allocation, the selection of useful lives of property and equipment, valuation of receivables, valuation of life settlement policies, valuation of other investments and available-for-sale securities, valuation of long-term debt, impairment testing, income taxes, deferred taxes, lease balances, and legal reserves.
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
The Company follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies held at fair value. ASC 820 defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company’s valuation of life settlements is considered to be Level 3. The Company’s valuation model incorporates significant inputs that are not observable and reflect our assumptions about what factors market participants would use in pricing life settlement policies. We develop our inputs based on the best information available to us, including our own data. We believe that our model would be reasonably comparable to a model that an independent third-party would use. Refer to Note 13 Fair Value Measurements, for further details. For policies held at fair value, changes in fair value are reflected in the consolidated statement of operations and comprehensive income under active management revenue in the period the change is calculated.
For policies held under the investment method, the Company tests the impairment if we become aware of information indicating that the carrying value plus undiscounted future premiums of a policy may not be recoverable. This information is gathered initially through extensive underwriting procedures at purchase of the settlement contract, as well as through periodic underwriting review that includes medical reports and life expectancy evaluations. The policies held by the Company using the investment method are expected to be owned for a shorter term, and are actively marketed to potential buyers. The market feedback received through these interactions provides the Company with information related to a potential impairment. If a policy is determined to be impaired, the Company will adjust the carrying value to the fair value determined through the impairment analysis.
The Company accounts for cash proceeds from sale and maturity of life insurance settlement policies, as well as cash outflows for premium payments, as operating activities within the consolidated statements of cash flows. The Company may at times generate non-cash realized gains or losses when the consideration of a policy sale is another life settlement policy with different risk characteristics and risk profile.
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
Cash and Cash Equivalents—Cash and cash equivalents consist of cash and short-term, highly liquid investments that have original maturities of three months or less. A portion of the Company’s cash and cash equivalents are in the form of short-term investments and are not held in federally insured bank accounts.
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
Accounts Receivable—These receivables include amounts owed to the Company from investors acquiring policies or insurance carriers. Management regularly reviews customer accounts for collectability and will record an allowance for these accounts when deemed necessary. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Accounts receivable are charged off against the allowance for credit losses when deemed uncollectible (after all means of collection have been exhausted and the potential for recovery is deemed remote). Recoveries of accounts receivable previously written off are recorded when received. Management deems all amounts due to be collectable. If the financial condition of the Company’s customers or insurance carriers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company did not record allowance for credit losses as of December 31, 2024 and 2023, respectively.
Accounts Receivable, Related Party—Related party receivable are amounts owed to the Company by related party customers for services delivered. These receivables also include management and performance fee balances due from unconsolidated investment funds where management has significant influence or control over significant activities of the unconsolidated fund. Management regularly reviews customer accounts for collectability and will record an allowance for these accounts when deemed necessary. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Related party receivables are charged off against the allowance for credit losses when deemed uncollectible (after all means of collection have been exhausted and the potential for recovery is deemed remote). Recoveries of related party receivables previously written off are recorded when received. Due to the nature of operations, related party receivables are due primarily from parties which the Company serves. As a result, management deems all amounts due to be collectable. If the financial condition of the Company’s related party customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company did not record allowance for credit losses as of December 31, 2024 and 2023, respectively.
Other Investments—Equity investments without readily determinable fair values include the Company’s investments in privately-held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence. The Company measures these investments at cost, and these investments are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes (referred to as the “measurement alternative”). In addition, the Company monitors these investments to determine if impairment charges are required based primarily on the financial condition and near-term prospects of these companies
Available-for-sale Securities, at Fair Value—The Company has investments in securities that are classified as available-for-sale securities, and which are reflected on the consolidated balance sheets at fair value. These securities solely consist of a convertible promissory note in a private company that was entered into at arms-length. The Company determines the fair value using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. If any unrealized gains and losses on these investments are incurred, these would be included as a separate component of accumulated other comprehensive income, net of tax, on the consolidated balance sheets. The Company classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors if the fair value of the securities falls below the amortized cost basis. Credit losses identified are reflected in the allowance for credit losses and any credit losses reversed are recognized in earnings. As of December 31, 2024 and 2023, the fair value of the securities were determined to materially approximate amortized cost basis, thus no unrealized gains or losses were recorded. The Company did not record any allowance for credit losses. The Company writes off uncollectible accrued interest receivable balances in a timely manner.
Equity Securities, at Fair Value—The equity securities, at fair value balance consists of S&P 500 call options that were purchased through a broker as an economic hedge related to the market-indexed instruments that are included in Long-Term Debt. The Company records these options at fair value and recognizes changes in fair value as part of net income.
Property and Equipment, Net—Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the following estimated useful lives:
Estimated Useful Life
•Computer equipment        5 years
•Furniture and fixtures        5 years
•Leasehold improvements    Shorter of remaining lease term or estimated useful life
Costs incurred for maintenance and repairs that do not extend the useful lives of property and equipment are expensed as incurred. Upon retirement or sale of assets, the cost and related accumulated depreciation are written off and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive income.
Property and equipment are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of property and equipment is not recoverable and exceeds its fair value. Recoverability is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments recognized during the years ended December 31, 2024 and 2023, respectively. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Goodwill and Intangible Assets, Net—Goodwill and intangible assets are recorded as a result of the Business Combination. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company amortizes identifiable intangible assets with a finite useful life over the period that the intangible asset is expected to contribute directly or indirectly to its future cash flows; however, it does not amortize indefinite lived intangible assets. The Company evaluates goodwill and indefinite intangible assets for recoverability annually in the fourth quarter as of October 1 of each year or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable.
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
The Company considers other valuation methods if the facts and circumstances indicate these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates. As of December 31, 2024, there were no events or changes in circumstances that indicated that a carrying amount of goodwill or intangible assets may not be recoverable.
The company has insignificant internal-use software accounted under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years when its available for its intended use.
Revenue Recognition—The Company generally derives its revenue from life settlement servicing and consulting activities (Portfolio Servicing Revenue), life settlement trading activities (Active Management Revenue) and fees, commissions (Origination Services), management and performance fees (Asset Management Revenue), and real-time mortality and missing participant verification (Technology Services). We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized for each distinct performance obligation identified in customer contracts when the performance obligation has been satisfied by transferring services to a customer either over time or at the point in time when the customer obtains control of the service. Revenue is recognized in the amount of variable or fixed consideration allocated to the satisfied performance obligation that the Company expects to be entitled to in exchange for transferring services to a customer. Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
Under consulting engagements, the Company provides services typically for the owners of life settlement contracts who are often customers of the servicing business line, or customers of Abacus Settlements. These consulting engagements are comprised of valuation, actuarial services, and overall policy assessments related life settlement contracts and are short-term in nature. The performance obligations are typically identified as separate services with a specific deliverable or a group of deliverables to be provided in tandem, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer.
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
Originations Revenue—The Company through its Abacus Settlements subsidiary, recognizes revenue from origination activities by acting as a provider of life settlements and viatical settlements representing investors that are interested in purchasing life settlements on the secondary or tertiary market. Revenue from origination services consists of fees negotiated for each purchase and sale of a policy to an investor, which also include any agent and broker commissions received and the reimbursement of transaction costs. See below for revenue disaggregation based upon the source of the policy.
The Company originates life settlements policies with third parties that include settlement brokers (“Brokers”), life insurance agents (“Agents”), and direct consumers or policyholders (“Client Direct”). The

Company then provides the administration services needed to initiate the transfer of the life settlement policies to investors in exchange for an origination fee. Such transactions are entirely performed through an escrow agent. In these arrangements, the customer is the investor, and the Company has a single performance obligation to originate a life settlement policy for the investor. The consideration transferred upon each policy is negotiated directly with the investor by the Company and is dependent upon the policy death benefits held by each life settlement policy. The revenue is recognized when the performance obligation under the terms of the contracts with customers are satisfied. The Company recognizes revenue from life settlement transactions when the closing has occurred and any right of rescission under applicable state law has expired (i.e., the customer obtains control over the policy and has the right to use and obtain the benefits from the policy). While rescission periods may vary by state, most states grant the owner the right to rescind the contract before the earlier of 30 calendar days after the execution date of the contract or 15 calendar days after life settlement proceeds have been sent to the owner. Purchase and sale of the policies generally occurs simultaneously, and only the fees received, including any agent and broker commissions and transaction costs reimbursed, are recorded as gross revenue.
For agent and broker commissions received and transaction costs reimbursed, the Company has determined that it is acting as the principal in the relationship as it maintains control of the services being performed as part of performance obligation prior to facilitating the transfer of the life settlement policy to the investor.
While the origination fees are fixed amounts based on the face value of the policy death benefit, there is variable consideration present due to the rescission right of the owners. When variable consideration is present in a contract, the Company estimates the amount of variable consideration to which it expects to be entitled at contract inception and again at each reporting period until the amount is known. The entity applies the variable consideration constraint so that variable consideration is included in the transaction price only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal. While origination fees are variable due to the rescission periods, given that the rescission periods are relatively short in nature, the Company has concluded that such fees are fully constrained until the rescission period lapses and thus records revenue at a fixed amount based on the face value of the policy death benefit after the rescission period is over.
Asset Management Revenue—The Company through its Carlisle subsidiary, recognizes management fee and performance fees and through its ABL Wealth and FCF Advisors subsidiaries, recognizes management fees.
Management fees are recognized over time during the periods in which services are performed in accordance with relevant contractual terms. Management fees are generally based on net asset value (“NAV”), also referred to as assets under management (“AUM”), of the funds provided in the respective agreements.
Performance fees are earned when the performance of the individual shares classes of the managed funds exceeds contractual thresholds.
Asset management and performance fees receivable are accrued on a monthly and quarterly. The Company receives performance fees from the closed-end funds when they are actually paid, those that are not expected to received over the next year are recorded as noncurrent receivables. Receivables due over the next 12 months and after a year are recorded in accounts receivable, related party and management and performance fee receivable, related party in the consolidated balances sheets, respectively, except for FCF Advisors. FCF Advisors related management fee receivable are recorded in accounts receivable in the consolidated balances sheets.The Company did not record allowance for credit losses as of December 31, 2024.
The Company has entered into agreements with various parties to introduce new investors into the funds. The Company has contractually agreed to share a portion of its asset management and performance fees with these introducers for investments placed with the funds as retrocession fees and are paid out when corresponding management and performance fees are received. Retrocession fees payable over the next 12 months and after a year are recorded in other current liabilities and retrocession fees payable in the consolidated balances sheets, respectively, except for FCF Advisors. FCF Advisors related retrocession fees are recorded in other current liabilities in the consolidated balances sheets.
Where the Company’s management has significant influence or control over the significant activities of the unconsolidated managed investment funds through contract but does not have significant economic interest through equity or otherwise, fees charged to unconsolidated managed investment funds are considered related party activities. Refer to Note 4 Revenues and Note 19 Related Parties for additional information.
Technology Services Revenue—The Company through its ABL Tech subsidiary, recognizes fees by providing real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts. The performance obligations are typically identified as separate services with a specific deliverable or a group of deliverables to be provided in tandem, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer.
Other Consideration— Payment terms and conditions vary by contract type, although terms generally require payment within 30 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, the Company’s contracts do not contain a significant financing component.
Cost to Obtain and Fulfill Contracts— Costs to obtain contracts solely relate to commissions for brokers agents and employees who are directly involved in buying and selling policies as part of the active management revenue stream and include commissions for brokers or agents under specific agreements that would not be incurred without a contract being signed and executed under origination services revenue stream. The Company has elected to apply the ASC 606, Revenue from Contracts with Customers, ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. The Company has no significant instances of contracts that would be amortized for a period greater than a year, and therefore has no contract costs capitalized for these arrangements. These costs are included expensed as incurred and are included in cost of revenue on the consolidated statements of operations and and comprehensive (loss) income.
Cost of Revenues (excluding Depreciation and Amortization)—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers, primarily policy servicing fees, commissions expense (refer to cost to obtain and fulfill contracts above), escrow fees, servicing and active management payroll costs, stock-based compensation for active management and servicing employees, life expectancy fees, lead generation expenses, and consulting expenses.
Segments— Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is the President and Chief Executive Officer (“CEO”). The Company has determined that it operates in five operating segments and five reportable segments, portfolio servicing, active management originations, asset management and technology services, as the CODM reviews financial information presented for purposes of making operating decisions, allocating resources, and evaluating financial performance.
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
For purposes of Global Intangible Low-Taxed Income (“GILTI”), we elected to use the period cost method and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and available-for-sale securities. The Company maintains its cash in bank deposit accounts with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets. The Company extends different levels of credit to its customers and maintains allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company’s procedures for determining this allowance includes evaluating individual customer receivables, considering a customer’s financial condition, monitoring credit history and current economic conditions, using historical experience applied to an aging of accounts, as well as management’s expectations of conditions in the future, as applicable.
Three related party customers accounted for 63%, 12%, and 10% of the total balance of related party receivables as of December 31, 2024, and two related party customers accounted for 59% and 33% of the total accounts receivable and related party receivables as of December 31, 2023, respectively. The largest receivables balances are from related parties where the exposed credit risk is estimated to be low. As such, there is no allowance for doubtful accounts as of December 31, 2024, and 2023.
The Company purchases life insurance policies from various funds, directly from policy holders, or from Brokers or Agents representing policy holders (collectively “Seller” or “Sellers”). The Company purchased life insurance policies from two Sellers that accounted for 15% (related party) and 14% (related party) of the total policies purchased for the year ended December 31, 2024. The Company did not purchase policies from any Seller that accounted for 10% or greater of the policies purchased for the year ended December 31, 2023.

Three customers accounted for 22%, 18%, and 16% of active management revenue for the year ended December 31, 2024, respectively. Three customers accounted for 36% (related party), 22% (related party), and 10% of the portfolio servicing revenue for the year ended December 31, 2024. Three customers accounted for 49%, 14%, and 12% of active management revenue for the year ended December 31, 2023. One related party customer accounted for 78% of the portfolio servicing revenue for the year ended December 31, 2023.
The Company’s reliance on a few customers can pose significant dangers, making the company vulnerable to revenue loss if those key customers leave or reduce their business.
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
Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires that we measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, stock-based awards granted to our employees vest ratably over a three-year period. For stock-based awards with service only vesting conditions, the Company records compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification dates, if applicable) at fair value, using appropriate valuation techniques. For stock-based awards granted to non-employee directors, the Company recognizes compensation expense on the grant date based on the fair value of the awards as of that date.
Stock Options—The Company awards stock options (“options”) to purchase the Company’s common stock at the market price of the stock on the grant date. Options generally vest over a period of three years and expire no later than ten years from the grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying certain assumptions. That fair value is reduced when options are forfeited. The fair value of options, net of forfeitures, is recognized in general and administrative expenses on a straight-line basis over the vesting period.
Leases—The Company accounts for its leases in accordance with ASC 842, Leases. A contract is or contains a lease if there is identified property, plant and equipment that is either explicitly or implicitly specified in the contract and the lessee has the right to control the use of the property, plant and equipment throughout the contract term, which is based on an evaluation of whether the lessee has the right to direct the use of the property, plant and equipment.
The Company has a lease for office space in Orlando, Florida (“Orlando Lease”) and another lease related to office space leased by Carlisle in Luxembourg (“Luxembourg Lease”) that are accounted for as operating leases. The Company is responsible for utilities, maintenance, taxes and insurance, which are variable payments based on a reimbursement to the lessor of the lessor’s costs incurred. The Company excludes variable lease payments from the measurement of lease liabilities and right-of-use (“ROU”) assets recognized on the Company’s consolidated balance sheets. Variable lease payments are recognized as a lease expense on the Company’s consolidated statements of operations and comprehensive income in the period incurred. The Company has elected the practical expedient to account for lease components and non-lease components together as a single lease component for its real estate lease noted above.
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
Treasury Stock—The Company presents treasury stock is reflected as a reduction of stockholders’ equity at cost. The Company elected to use the first in first out (“FIFO”) purchase price to determine the cost of treasury stock that is reissued, if any. The Company uses method 1 to account for the retirement of treasury stock, if any. Under method 1, the Company allocates the excess of the repurchase price over the par value of the stock between additional paid in capital (“APIC”) recorded at the time of the repurchase with the remainder posted to retained earnings or accumulated deficit.
Business Combinations—The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, Business Combinations, (“ASC 805”), which requires assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involve management making significant estimates and assumptions.
Foreign Currency and Comprehensive (Loss) Income—For the period ended December 31, 2024, the Company's reporting currency was the U.S. dollar while the functional currency of the Company’s significant non-U.S. subsidiaries was the Euro. The financial statements of the Company’s significant non-U.S. subsidiaries were translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses and historical rates for equity. There were no material impacts related to translation adjustments on net loss. Effective as of January 1, 2025, the Company’s reporting currency will remain the U.S. dollar and the functional currency of the Company's significant non-U.S. subsidiaries’ will be changed from the Euro to the U.S. dollar. Accordingly, the Company will not have to translate the financial statements of its significant non-U.S. subsidiaries in future years and is not expected to have a material impact on net loss or income.
Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation.
New Accounting Standards—The Company’s management reviews recent accounting standards to determine the impact to the Company’s financial statements. Below we discuss the impact of new Accounting Standards Updates Issued, “ASU”, issued by the FASB to the Company’s Consolidated Financial Statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 in March 2024. The Company is now disclosing significant segment expenses that are regularly provided to the CODM. The Company’s CODM periodically reviews cost of revenues by segment and treats it as a significant segment expense. Refer to Note 11 Segment Reporting for additional information.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), to add an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards (“profits interest awards”) should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Although early adoption of this ASU is permitted. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied retrospectively, an entity is required to provide the disclosures in paragraphs 250-10-50-1 through 50-3 in the period of adoption. If the amendments are applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted. The Company’s management chose to not early adopt this ASU.
In March 2024, the FASB issued ASU No. 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), to remove references to various FASB Concepts Statements. The Board has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Although early adoption of this ASU is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted. The Company’s management chose to not early adopt this ASU.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted. The Company’s management chose to not early adopt this ASU.
In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instrument” (“ASU 2024-04”), to improve the improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company’s management chose to not early adopt this ASU. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. This ASU is not expected to have an impact to the Company’s consolidated financial statements when adopted. The Company’s management chose to not early adopt this ASU.
In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), to clarify the effective date of ASU 2024-03. The amendment in this ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The amendment in this ASU applies to all public business entities but only potentially affects non-calendar year-end entities. This

ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted. The Company’s management chose to not early adopt this ASU.
3.BUSINESS COMBINATIONS
Carlisle Acquisition
On July 18, 2024, the Company entered into a share purchase agreement to acquire 100% of Carlisle Management Company S.C.A., a corporate partnership limited by shares established under the laws of Luxembourg (“CMC”), Carlisle Investment Group S.A.R.L., a private limited liability company incorporated under the laws of Luxembourg (“CIG,” and together with CMC, “Carlisle”), a leading Luxembourg-based investment manager in the life settlement space to incorporate into the Company’s asset management strategy (“Carlisle Acquisition”). The transaction closed on December 2, 2024 (“Carlisle Acquisition Date”). The aggregate Company Fixed Rate Senior Unsecured Notes and Company common stock issued as consideration by the Company at close was approximately $72.7 million and $73.0 million (equivalent to approximately 9.2 million of Company shares issued), respectively. Cash acquired amounted to $3.3 million. No cash consideration was paid as part of the Carlisle acquisition. The Company recognized approximately $8.1 million of acquisition-related costs recorded within general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. The Company also recognized approximately $1.3 million and $2.0 million in costs associated with issuing and registering the bonds and shares issued as consideration in the business combination, which were recorded as deferred financings costs within long-term debt, net, and a deduction to additional paid-in capital in the consolidated balance sheets, respectively.
The Carlisle Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820 “Fair Value Measurements” (“ASC 820”).
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired, and was assigned to the Asset Management reportable segment. It represents the value that we expect to obtain from growth opportunities from our combined operations and is deductible for U.S. tax purposes when electing Section 338(g) of the U.S. Internal Revenue Code (“IRC”).
The Company finalized the valuations related to the acquired assets and liabilities of Carlisle, except for the valuation of certain intangible assets and related impact on deferred income taxes. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the Carlisle Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value
Intangibles	$51,700,000
Current Assets	9,570,953
Management and performance fee receivable, related party	13,914,055
Non-Current Assets	4,080,820
Deferred Tax Liabilities	(12,893,980)
Accrued Expenses	(6,325,921)
Other Liabilities	(8,091,962)
Net assets acquired	$51,953,965

Net Assets Identified	Fair Value
Goodwill	93,745,891
Total purchase price	$145,699,856
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	3 - 8 years	Multi-period excess earnings method
Trade Name	2,000,000	10 years	Relief from royalty method
Non-Compete Agreements	2,300,000	3 years	With and without method
Total Fair Value	$51,700,000
The supplemental pro forma financial information in the table below summarizes the combined results of operations for the Business Combination as if the Companies were combined for both reporting periods. The unaudited supplemental pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods. There were no acquisition-related costs or related intangible amortization included in the unaudited pro forma results below.

	Unaudited Years Ended December 31,
	2024	2023
Proforma revenue	$137,226,971	$111,356,730
Proforma net (loss) income	(11,307,693)	13,737,762
Abacus Settlements Acquisition
On June 30, 2023, LMA acquired Abacus Settlements through the Abacus Settlements Merger, which was accounted for using the acquisition method of accounting based on a business enterprise value of approximately $165.4 million.
The preliminary purchase price was allocated among the identified net assets to be acquired. On June 30, 2023, the primary area of the acquisition accounting that was not yet finalized was our estimate of the impact of acquisition accounting on deferred income taxes. On June 30, 2024, we finalized our acquisition accounting related to deferred income taxes.
All valuation procedures were related to existing assets at the time of the acquisition as no new assets were identified as a result of procedures performed. Goodwill was recognized as a result of the acquisition, which represents the excess fair value of consideration over the fair value of the underlying net assets, largely arising from the extensive industry expertise that has been established by Abacus Settlements. This was considered appropriate based on the determination that the Abacus Settlements Merger would be accounted for as a business acquisition under ASC 805. The allocation of the purchase price for Abacus Settlements Merger was as follows as finalized on June 30, 2024:

Net Assets Identified	Fair Value	Adjustments	Adjusted Fair Value (as finalized on June 30, 2024)
Intangibles	$32,900,000	$—	$32,900,000
Current Assets	1,280,100	—	1,280,100
Non-Current Assets	901,337	—	901,337
Deferred Tax Liabilities	(8,310,966)	356,810	(7,954,156)
Accrued Expenses	(524,400)	—	(524,400)
Other Liabilities	(1,171,739)	—	(1,171,739)
Net assets acquired	25,074,332	356,810	25,431,142
Goodwill	140,287,000	(356,810)	139,930,190
Total purchase price	$165,361,332	$—	$165,361,332
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships-Agents	$12,600,000	5 years	Multi-period excess earnings method
Customer Relationships-Financing Entities	11,000,000	8 years	Multi-period excess earnings method
Internally Developed and Used Technology-APA	1,600,000	2 years	Relief from royalty method
Internally Developed and Used Technology-Marketplace	100,000	3 years	Replacement cost method
Trade Name	900,000	Indefinite	Relief from royalty method
Non-Compete Agreements	4,000,000	2 years	With and without method
State Insurance Licenses	2,700,000	Indefinite	Replacement cost method
Total Fair Value	$32,900,000
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

Unaudited Year Ended December 31,
2023
Proforma revenue	$79,588,733
Proforma net income available to to common stockholders	8,541,727
FCF Acquisition
On August 7, 2024, the Company entered into a definitive agreement to acquire 100% of FCF Advisors, LLC (“FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies to incorporate into the Company’s asset management strategy (“FCF Acquisition”). The transaction closed on December 2, 2024 (“FCF Acquisition Date”). The aggregate cash paid and Company common stock issued by the Company at close was approximately $10.3 million, net of cash acquired. The fair value of the shares issued as part of the business combination was $4.6 million (equivalent to approximately 0.6 million of Company shares issued).

The Company recognized approximately $0.3 million of acquisition-related costs recorded within general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.
The FCF Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820 “Fair Value Measurements” (“ASC 820”).
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired, and was assigned to the Asset Management reportable segment. It represents the value that we expect to obtain from growth opportunities from our combined operations and is deductible for tax purposes.
The Company finalized the valuations related to the acquired assets and liabilities of FCF, except for the valuation of certain intangible assets and deferred income taxes. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the FCF Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value
Intangibles	$5,300,000
Current Assets	575,212
Deferred Tax Liabilities	(116,313)
Accrued Expenses	(225,515)
Net assets acquired	$5,533,384
Goodwill	4,620,119
Total purchase price	$10,153,503
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Investment Advisory Agreements	$3,800,000	3 years	Multi-period excess earnings method
Non-Compete Agreements	1,100,000	1 year	With and without method
Internally Developed and Used Technology	400,000	3 years	Relief from royalty method
Total Fair Value	$5,300,000
4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	For the Year Ended December 31,
	2024	2023
Asset management:
Related party asset management fees	2,420,239	—

	For the Year Ended December 31,
	2024	2023
Asset management fees	421,242	—
Total asset management fees	2,841,481	—
Active management:
Realized and unrealized gains from life insurance policies held using the fair value method	$85,048,829	$43,214,390
Fee-based services	13,881,208	—
Related party realized gains from life insurance policies held using the fair value method	3,312,202	—
Investment income from life insurance policies held using the investment method	577,122	17,980,987
Total active management revenue	102,819,361	61,195,377
Origination fees:
Broker	2,747,224	1,787,832
Agent	2,325,702	1,737,221
Client direct	384,221	183,875
Total origination fees	5,457,147	3,708,928
Related party origination fees:
Broker	—	203,034
Client direct	—	176,243
Agent	—	115,695
Total related party origination fees	—	494,972
Portfolio servicing:
Related party portfolio serving fees	471,094	778,678
Portfolio servicing fees	301,075	223,496
Total portfolio servicing fees	772,169	1,002,174
Technology services	33,628	—
Total revenue	$111,923,786	$66,401,451
Asset Management Balances—The Company has the following asset management related balances:

Balance Sheet Account	December 31, 2024	December 31, 2023
Management and Performance Fee Receivables:
Accounts receivable, related party	$6,772,073	$—
Management and performance fee receivable, related party	13,379,301	—
Total management and performance fee receivables	$20,151,374	$—
Retrocession Fee Payable:
Other current liabilities	$3,216,639	$—

Balance Sheet Account	December 31, 2024	December 31, 2023
Retrocession fees payable	5,312,214	—
Total retrocession fee payable	$8,528,853	$—
Originations Contract Balances—We had no contract assets at December 31, 2024 and 2023. The balances of contract liabilities arising from originated contracts with customers were as follows:

	December 31, 2024	December 31, 2023
Contract liabilities, deposits on pending settlements	$2,473,543	$507,000
Total contract liabilities	$2,473,543	$507,000
Revenue recognized during the first quarter of 2024 that was included in our contract liabilities balance at December 31, 2023 was $507,000, less $347,000 intercompany revenue that was eliminated in consolidation.
5.LIFE SETTLEMENT POLICIES
As of December 31, 2024, the Company holds 719 life settlement policies, of which 714 are accounted for under the fair value method and 5 are accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value is $1,295,788,355 as of December 31, 2024, with a corresponding fair value of $370,398,447. The aggregate face value of policies accounted for using the investment method is $2,225,000 as of December 31, 2024, with a corresponding carrying value of $1,083,977. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies and retained death benefit by insureds.
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
At December 31, 2024, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14 Long-Term Debt for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2024:
Policies Carried at Fair Value—

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	8	$8,200,000	$8,200,000	$6,415,589
1-2	21	24,726,449	24,728,852	16,167,043
2-3	58	89,623,722	84,066,291	50,294,452
3-4	81	151,798,792	149,547,429	70,654,605
4-5	68	124,251,322	124,954,767	49,505,201

Thereafter	478	897,188,070	882,997,005	177,361,557
	714	$1,295,788,355	$1,274,494,344	$370,398,447
Policies accounted for using the investment method—

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$405,331
Thereafter	4	1,475,000	1,499,207	678,646
	5	$2,225,000	$2,249,207	$1,083,977
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of December 31, 2024, are as follows:

2025	$38,078
2026	55,123
2027	56,213
2028	29,756
2029	6,337
Thereafter	8,394
Total	$193,901
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
6.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	December 31, 2024	December 31, 2023
Computer equipment	$1,127,188	356,939
Furniture and fixtures	91,125	91,125
Leasehold improvements	38,405	22,418
Property and equipment—gross	1,256,718	470,482
Less: accumulated depreciation	(231,652)	(69,762)
Property and equipment—net	$1,025,066	$400,720
Depreciation expense for the years ended December 31, 2024, and 2023, was $161,890 and $63,033, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $238,296,200 was recognized as a result of the Abacus Settlements, Carlisle, and FCF acquisitions, which represents the excess fair value of consideration over the fair value of the underlying net assets of the acquired businesses. The estimates of fair value are based upon preliminary valuation assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Refer to Note 3 Business Combinations for further information.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2023	Additions	Adjustments	December 31, 2024
Portfolio Servicing	$—	$—	$—	$—
Active Management	—	—	—	—
Originations	140,287,000	—	(356,810)	139,930,190
Asset Management	—	98,366,010	—	98,366,010
Technology Services	—	—	—	—
Total	$140,287,000	$98,366,010	$(356,810)	$238,296,200
Intangible Assets Acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess-earnings method
Customer relationships	27,400,000	3 - 8 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	Replacement Cost Method
Trade Name	2,000,000	10 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
	$89,900,000
Intangible assets and related accumulated amortization as of December 31, 2024 are as follows:

	December 31, 2024
	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Management agreements	$47,400,000	$694,800	$46,705,200
Customer relationships	27,400,000	5,948,056	21,451,944
Non-compete agreements	7,400,000	3,155,556	4,244,444
Internally developed and used technology	2,100,000	1,261,111	838,889
Trade Name	2,000,000	16,667	1,983,333
	$86,300,000	$11,076,190	$75,223,810
Indefinite Lived Intangible Assets:
State Insurance Licenses	2,700,000	—	2,700,000
Trade Name	900,000	—	900,000
Total	$89,900,000	$11,076,190	$78,823,810

Substantially all intangible assets with finite useful lives were acquired as part of the Abacus Settlements, Carlisle, and FCF acquisitions and are amortized on a straight-line basis over their estimated useful lives. Amortization expense for definite lived intangible assets was $7,712,023 and $3,364,177 for the years ended December 31, 2024 and 2023, respectively. All indefinite-lived intangibles are related to our Originations reportable segment. The Company performed an annual impairment test of indefinite-lived intangible assets during the fourth quarters of 2024 and 2023, and impairment charges were recorded.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2025	$17,040,952
2026	14,615,953
2027	14,418,730
2028	10,974,703
2029	7,384,286
The Company also has other insignificant intangible assets of $962,983 as of December 31, 2024.
The Company performed the annual goodwill impairment test as of October 1, 2024, which was a qualitative evaluation, and no impairment charges were recorded. The estimated fair value of the Originations reporting unit exceeded its carrying value at the date of its most recent fair value estimate. On December 2, 2024, we acquired two asset management companies. See Note 3, Business Combinations for additional information. We performed a qualitative impairment assessment for the Asset Management reporting unit during December 2024. Our qualitative impairment assessment indicated that it was more likely than not that the fair value of our Asset Management reporting unit exceeded its carrying value and, therefore, did not result in an impairment.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities, “Convertible Promissory Notes”. The value of the combined investment in these two entities was $2,205,904 and $1,105,935 as of December 31, 2024 and 2023, respectively. Each investment is worth $1,000,000 bearing an annual interest rate ranging between 5% and 8% maturing between September 30, 2025 and October 15, 2028. For one of the entities we have a commitment to invest an additional $2,000,000 during 2025.
The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of December 31, 2024 and 2023, the Company evaluated the fair value of its investments and determined that the fair value approximates the carrying value of $2,205,904 and $1,105,935, which included $205,904 and $105,935 of non-cash interest income, respectively. There was no unrealized gain or loss recorded. Non-cash interest income recognized for the for the years ended December 31, 2024 and 2023 was $99,969 and $105,935, respectively.

9.OTHER INVESTMENTS AND OTHER NONCURRENT ASSETS
Other Investments:
Convertible Preferred Stock Ownership—The Company owns convertible preferred stock in two unrelated entities. The value of the combined investment in these two entities was $1,850,000 and $1,650,000 as of December 31, 2024 and 2023, respectively.
The Company applies the measurement alternative for its investments in preferred stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the years ended December 31, 2024 and 2023.
Other Assets—The Company’s other assets are mainly composed of cash deposits in compliance requirements in various states. As of December 31, 2024 and 2023, the balance of other assets was $1,851,845 and $998,945, respectively.
Equity Securities,- at Fair Value:
S&P Options—The Company invested in S&P 500 call options, which were purchased through a broker as an economic hedge related to the market-indexed debt instruments. The value is based on stock owned and quoted market prices in active markets. Changes in fair value are recorded in the unrealized gain on investments line item on the consolidated statements of operations and comprehensive (loss) income until they are sold. As of December 31, 2024, and 2023, the value of the S&P 500 options was $— and $2,348,998, respectively, recorded in the following accounts on the consolidated balance sheets:

	December 31, 2024	December 31, 2023
Current assets:
Equity securities, at fair value	$—	$2,252,891
Non-current assets:
Equity securities, at fair value	—	96,107
Total equity securities, at fair value	$—	$2,348,998
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VOEs for which it controls through a majority voting interest or other arrangement. Refer to Note 2 Summary of Significant Accounting Policies for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the year ended December 31, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $169,322,167 and liabilities of $143,200,287. For the year ended December 31, 2023, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $77,132,592 and $65,031,207, respectively. The Company did not deconsolidate any entities during the years ended December 31, 2024, or 2023.

As of December 31, 2024, the Company held total assets of $615,648 and liabilities of $47,006 in unconsolidated VIEs. As of December 31, 2023, the Company held total assets of $601,762 and liabilities of $2,900 in unconsolidated VIEs.
11.SEGMENT REPORTING
Segment Information—The Company organizes its business into five reportable segments (1) Active Management, (2) Originations, (3) Asset Management, (4) Portfolio Servicing, and (5) Technology Services, which all generate revenue and incur expenses in different manners.
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
The Asset Management segment generates revenues by providing asset management services to investors investing in alternative investment and equity portfolio funds based on fund investment agreements.
The Portfolio Servicing segment generates revenues by providing policy services to customers on a contract basis.
The Technology Services segment generates revenues by providing real-time mortality verification, missing participant verification, and other services specific to the life insurance market services to customers on a contract basis.
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
Revenue related to the Company’s reporting segments is as follows:

	Years Ended December 31,
	2024	2023
Asset management	$2,841,481	$—
Active management	102,819,361	61,195,377
Originations	24,823,130	19,247,972
Portfolio servicing	772,169	1,002,174
Technology services	33,628	—
Revenue (including intersegment)	131,289,769	81,445,523
Intersegment elimination	(19,365,983)	(15,044,072)
Total revenue	$111,923,786	$66,401,451
Cost of revenue related to the Company’s reportable segments is as follows:

	Years Ended December 31,
	2024	2023
Asset management	$288,599	$—
Active management	3,869,415	2,174,386
Originations	16,950,640	11,303,244
Portfolio servicing	1,608,220	724,059
Technology services	232,992	—
Cost of revenue (including intersegment)	22,949,866	14,201,689
Intersegment elimination	(11,578,133)	(7,711,312)
Total cost of revenue	$11,371,733	$6,490,377
Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income (loss) attributable to common stockholders is as follows:

	Years Ended December 31,
	2024	2023
Asset management	$2,552,882	$—
Active management	98,949,946	59,020,991
Originations	7,872,490	7,944,728
Portfolio servicing	(836,051)	278,115
Technology services	(199,364)	—
Gross profit (including intersegment)	108,339,903	67,243,834
Intersegment elimination	(7,787,850)	(7,332,760)
Total gross profit	100,552,053	59,911,074

Sales and marketing	(9,063,384)	(4,905,747)
General, administrative and other (including stock-based compensation)	(81,734,518)	(26,482,571)
Depreciation and amortization expense	(7,910,158)	(3,409,928)
Other (expense) income	38,040	(146,443)
Loss on change in fair value of warrant liability	(2,702,040)	(4,204,360)
Interest expense	(18,279,686)	(9,866,821)
Interest income	2,398,691	594,764
Loss on change in fair value of debt	(4,835,351)	(2,356,058)
Unrealized (loss) gain on investments	(238,012)	1,369,112
Realized gain on investments	2,341,066	—
Provision for income taxes	(5,484,738)	(1,468,535)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	956,987	482,139
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,961,050)	$9,516,626
Segment gross profit is defined as revenues less cost of revenue, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
As of December 31, 2024 and 2023, our operations are mostly confined to the United States.
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
Available-For-Sale Securities, at Fair Value—Please refer to Note 8 Available-For-Sale Securities, at Fair Value for an additional commitment to purchase $2,000,000 in convertible promissory notes from one investee.
Commitment—The Company has entered into a Strategic Services and Expenses Support Agreement (“SSES” or “Expense Support Agreement”) with the Providers in exchange for an option to purchase the outstanding equity ownership of the Providers. Pursuant to the Expense Support Agreement, the Company provides financial support and advice for the expenses of the Providers incurred in connection with their life settlement transactions businesses and the Providers are required to hire a life settlement transactions operations employee of an affiliate of the Company. No later than December 1 of each calendar year, the Company obtains a budget for the Providers, in which the Company commits to extend financial support for all operating expenses up to the budgeted amount. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Providers incurred in the ordinary course of business, excluding the premiums paid for the Providers insurance coverages that are allocable to the insurance coverage provided to the Providers, which owns all the outstanding membership interests of the Providers if unrelated to the Providers settlement business.
For the years ended December 31, 2024, and 2023, the Company incurred $172,136, and $144,721 of expenses, related to the Expense Support Agreement respectively, which is included in the Other income (expense) line of the consolidated statements of operations and comprehensive income and have not been reimbursed by the Providers.
13.FAIR VALUE MEASUREMENTS
The Company determines fair value based on assumptions that market participants would use in pricing an asset or a liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs.
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

	Fair Value Hierarchy
As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$370,398,447	$370,398,447
Available-for-sale securities, at fair value	—	—	2,205,904	2,205,904
Total assets held at fair value	$-	$—	$372,604,351	$372,604,351
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$37,430,336	$37,430,336
Long-term debt, at fair value, net	—	—	105,120,100	105,120,100
Private placement warrants	—	—	9,345,000	9,345,000
Total liabilities held at fair value:	$—	$—	$151,895,436	$151,895,436

	Fair Value Hierarchy
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$122,296,559	$122,296,559
Available-for-sale securities, at fair value	—	—	1,105,935	1,105,935
Equity securities, at fair value	2,348,998	—	—	2,348,998
Total assets held at fair value	$2,348,998	$—	$123,402,494	$125,751,492
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$13,029,632	$13,029,632
Long-term debt, at fair value, net	$—	$—	$55,318,923	$55,318,923
Private placement warrants	$—	$—	$6,642,960	$6,642,960
Total liabilities held at fair value:	$—	$—	$74,991,515	$74,991,515
Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policies using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
For policies carried at fair value, the valuation based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a blended average discount rate of 20% for policy valuations at December 31, 2024 and 21% for all policies at December 31, 2023, respectively, for policy valuation, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements.
For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,083,977 at December 31, 2024 and $1,697,178 at December 31, 2023.
Discount Rate Sensitivity—20% was determined to be the weighted average discount rate used to estimate the fair value of policies held by LMA and its investment funds. If the discount rate increased or decreased by two percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of December 31, 2024, would be as follows:

As of December 31, 2024	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$346,386,888	$(24,011,559)
No change	370,398,447
-2%	397,932,381	27,533,934
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of December 31, 2024:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
John Hancock Life Insurance Company (U.S.A.)	14.4%	12.0%	A+
Lincoln National Life Insurance Company	12.5%	11.6%	A
Transamerica	9.7%	13.4%	A
The following table provides a roll forward of the fair value of life insurance policies for the year ended December 31, 2024:

Fair value at December 31, 2023	$122,296,559
Policies purchased	363,663,216
Matured/sold policies	(169,348,157)
Realized gain on matured/sold policies	50,844,818
Premiums paid	(16,270,616)
Unrealized gain on held policies	53,786,829
Change in estimated fair value	88,361,031
Realized gain on matured/sold policies	(50,844,818)
Premiums paid	16,270,616
Fair value at December 31, 2024	$370,398,447
The following table provides a roll forward of the fair value of life insurance policies for the year ended December 31, 2023:

Fair value at December 31, 2022	$13,809,352
Policies purchased	186,124,688
Matured/sold policies	(105,526,587)
Realized gain on matured/sold policies	19,606,894
Premiums paid	(4,281,610)
Unrealized gain on held policies	27,889,106
Change in estimated fair value	43,214,390
Realized gain on matured/sold policies	(19,606,894)
Premiums paid	4,281,610
Fair value at December 31, 2023	$122,296,559
Long-Term Debt—Refer to Note 14 Long-Term Debt for background information on the market-indexed debt. The Company has elected the fair value option in accounting for the instruments. Fair value is determined using Level 3 inputs. As of December 31, 2024, and 2023, the Company evaluated the fair value of its secured borrowing debt and determined that the fair value approximates the carrying value.

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
The total change in fair value of the debt resulted in a gain of $5,032,927. This gain is comprised of $108,373, net of tax, which is included within accumulated other comprehensive loss and $39,127 net of tax, which is included in equity of noncontrolling interests resulting from risk-adjusted valuation scenarios. The Company recognized a loss of $4,835,351 on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within loss on change in fair value of debt within the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2024.
The following table provides a roll forward of the fair value of the issued notes for the year ended December 31, 2024:

Fair value at December 31, 2023	$68,348,556
Debt issued to third parties	73,475,570
Repayment of debt	(4,040,758)
Unrealized loss on change in fair value (risk-free)	4,835,351
Unrealized loss on change in fair value (credit-adjusted) included in OCI	145,166
Unrealized loss on change in fair value (credit-adjusted) included in equity of NCI	52,410
Change in estimated fair value of debt	5,032,927
LMA Income Series, LP excess return accrual	470,463
Deferred issuance costs and discounts	(736,322)
Fair value at December 31, 2024	$142,550,436
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
Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive income.

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
The following table presents the key assumptions in the analysis as of June 30, 2023:

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
Equity Securities, at Fair Value: S&P 500 Options—In February 2022, LMATT Series 2024, Inc. (“LMATTS 2024”), which the Company consolidates for financial reporting, purchased and sold S&P 500 call and put options through a broker. The Company purchased and sold additional S&P 500 call options through a broker in June 2022 through their 100% owned and fully consolidated subsidiaries LMATT Growth Series 2.2024 (“LMATTS 2.2024”), Inc. and LMATT Growth and Income Series 1.2026, Inc (“LMATTS 1.2026”). The options are exchange traded, and fair value is determined using Level 1 inputs of quoted market prices as of the consolidated balance sheets dates. Changes in fair value are classified as unrealized (gain)/loss on investments within the consolidated statements of operations and comprehensive income. In 2024, the Company sold the S&P 500 call options that were held by LMATTS 2.2024 and LMATTS 1.2026 with the proceeds used to extinguish the related market-indexed debt. On the last trading day of December 2024, the Company sold the S&P 500 call options that were held by LMATTS 2024 with the proceeds used to extinguish the related market-indexed debt during the first week of January 2025.
Available-for-Sale Investment—The Convertible Promissory Notes are classified as available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of December 31, 2024 and 2023, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $2,205,904 and $1,105,935, which included $205,904 and $105,935 of accrued interest, respectively.
Other Investments—The Company determines fair value using Level 3 inputs under the measurement alternative. These investments are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively. As of December 31, 2024, and 2023, the Company did not identify any impairment indicators and determined that the carrying value of $1,850,000 and $1,650,000, respectively is the fair value for these equity investments in privately held companies, given that there have been no observable price changes.

Other Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, due to affiliates, and income tax receivables approximates fair value due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

		December 31, 2024		December 31, 2023
	Maturity Date	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATTS 2024	December 31, 2024	$11,229,560	$14,591,663	$9,124,944	$9,477,780
LMATTS 2.2024	July 31, 2024	—	—	2,981,480	3,551,852
LMATTS 1.2026	July 31, 2026	—	—	492,582	569,862
Secured borrowing:
SSCF	December 10, 2030	100,000,000	100,000,000	—	—
LMAIS	December 31, 2025	22,838,673	22,838,673	22,368,209	22,368,209
LMAIS II	March 31, 2026	105,856,422	105,856,422	32,380,852	32,380,852
Unamortized debt costs		(4,533,917)	(4,533,917)	-	-
Unsecured borrowing:
FRSUN	November 15, 2028	133,377,075	133,377,075	35,650,000	35,650,000
SPV Note	July 5, 2028	—	—	26,538,004	26,538,004
Sponsor PIK Note	June 30, 2028	12,525,635	12,525,635	11,115,865	11,115,865
Unamortized debt costs		(3,837,451)	(3,837,451)	(1,831,910)	(1,831,910)
Total debt		377,455,997	380,818,100	138,820,026	139,820,514
Less current portion of long-term debt		(34,068,233)	(38,430,336)	(11,440,236)	(13,029,632)
Total long-term debt		$343,387,764	$342,387,764	$127,379,790	$126,790,882
Fixed Rate Senior Unsecured Notes
On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“FRSUN”). The net proceeds after related debt issue costs, were used by the Company to repay the Owl Rock Credit Facility, with the remaining to be used for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after November 15, 2027. The notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.
On February 15, 2024, the Company issued an additional $25,000,000 as part of the previously issued Fixed Unsecured Notes. The net proceeds, after related debt issue costs, were used by the Company for general corporate purposes.
On December 2, 2024, the Company issued an additional $72,727,075 as part of the previously issued Fixed Unsecured Notes as consideration for the Carlisle acquisition.
Senior Secured Credit Facility

On December 10, 2024 (the “Senior Secured Credit Facility (“SSCF”) Closing Date”), the Company entered into a Credit Agreement (the “SSCF”), among the Company, as borrower, and affiliates of Sagard Senior Lending Partners Holdings II LP and Värde Partners, as lenders, and other persons from time to time party thereto (the “SSCF Lenders”), and GLAS USA LLC, as Administrative Agent and Collateral Agent for the SSCF Lenders thereunder. The SSCF provides credit extensions for (i) an initial term loan in an aggregate principal amount of $100,000,000 upon the closing of the SSCF and (ii) optional delayed draw term loans in an aggregate principal amount of up to $50,000,000 that are available for 180 days after the SSCF Closing Date (“DDTL Facility”), subject to the requirement that on each delayed draw date, the proceeds are used for operations, including the purchase of life settlement policies, to support its overall business strategy, for working capital purposes, and for general corporate purposes, which may include funding previously announced and future acquisitions and repayment and refinancing of its indebtedness. The SSCF and any drawn amounts under the DDTL Facility mature on December 10, 2030, with quarterly amortization payments of (i) 1% per annum of the aggregate principal amount of the initial facility outstanding as of the SSCF Closing Date and DDTL Facility to the extent borrowed and (ii) additional amortization payments based on the Company’s Consolidated Adjusted EBITDA, in each case with the remaining outstanding principal amount due on the maturity date.
The interest rate is based an adjusted term Secured Overnight Financing Rate (“SOFR”), which was calculated as term SOFR plus a a fixed rate of 5.25% per annum with a stepdown to 5.00% if the Company achieves certain metrics related to Consolidated Adjusted EBITDA and Total Leverage Ratios. In addition, undrawn amounts committed under the Delayed Draw Facility bear a commitment fee until such commitments are drawn or cancelled. The loan may be prepaid at any time in amounts of $1.0 million or greater, subject to a premium equal to 1.00% of the amount prepaid if prepaid prior to the 12-month anniversary of funding.
The SSCF contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate asset value held at the loan parties to the sum of the outstanding principal amounts of the loans. The SSCF restricts the payment of dividends and distributions and the ability of the Company to make certain investments, incur certain indebtedness and liens and sell assets, in each case subject to important exceptions. The SSCF also includes various financial covenants, each measured on a quarterly basis, including (A) a maximum Secured Leverage Ratio (as defined in the SSCF Credit Agreement), (B) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the SSCF Credit Agreement) and (C) a minimum Asset Coverage Ratio (as defined in the SSCF Credit Agreement). In addition, the SSCF Credit Agreement includes customary events of default, including failure to pay interest or principal in a timely manner, failure to comply with covenants, cross-defaults to other material indebtedness, certain bankruptcy related events and subject to certain threshold and notices requirements as set forth in the Credit Agreement.
In connection with the SSCF, certain wholly owned and material subsidiaries of the Company issued a guaranty with respect to the obligations of the Company under the SSCF Credit Agreement and related documents (the “SSCF Credit Facility Guaranty”). Additionally, the Company and the guarantors party to the SSCF Credit Facility Guaranty entered into a security agreement (the “SSCF Credit Facility Security Agreement”) which secures the SSCF Credit Facility on primarily all assets of the Company and each guarantor on a first lien basis to the exclusion of certain Excluded Assets (as defined in the SSCF Credit Agreement), including the life insurance policies owned by the Company and each Guarantor.
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40%

threshold will reduce the note on a one-to-one basis. As of December 31, 2024, $11,229,560 of the principal amount remained outstanding. Refer to Note 22 Subsequent Events for additional discussion.
The notes are held at fair value, which represents the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2024, the fair value of the LMATT Series 2024, Inc. notes was $14,591,663. Note that these were repaid in January of 2025.
The notes are secured by the assets of the issuing entities, which includes cash totaling $11,217,936 as of December 31, 2024. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMATT Growth Series 2.2024, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth Series 2.2024, Inc., a 100% owned subsidiary, which the Company consolidates for financial reporting, issued $2,333,391 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth Series 2.2024, Inc. (“LMATTSTM Series 2.2024, Inc.”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 120% of the performance of the S&P 500. A separate layer of the note had a feature to protect debt holders from market downturns by up to 20% if the index price experienced a loss during the investment period.
During 2024, the Company paid $3,480,758 to extinguish the notes early.
The notes are held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2024 and 2023, the fair value of the LMATT Growth Series 2.2024 notes was $— and $3,551,852, respectively.
The notes were secured by the assets of the issuing entity, LMATTSTM Series 2.2024, Inc., which included cash, S&P 500 call options, and life settlement policies. The note agreements did not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of LMATTS 2.2024 served as collateral. There were no restrictive covenants associated with the notes.
LMATT Growth and Income Series 1.2026, Inc. Market-Indexed Notes:
On September 16, 2022, LMATTS Growth and Income Series 1.2026, Inc., a 100% owned subsidiary, which the Company consolidates for financial reporting, issued $400,000 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Growth and Income Series 1.2026, Inc. (“LMATTS 1.2026”) is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note in 2026, the principal, plus the return based upon the S&P 500 Index must be paid. The note has a feature to provide upside performance participation that is capped at 140% of the performance of the S&P 500. A separate layer of the note has a feature to protect debt holders from market downturns by up to 10% if the index price experiences a loss during the investment period. This note also included a 4% dividend feature that was paid annually.
During 2024, the Company paid $560,000 to extinguish the notes early.
The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2024 and 2023, the fair value of the LMATTS 1.2026 notes was $— and $569,862, respectively.
The notes were secured by the assets of the issuing entity, LMATTS Growth and Income Series 1.2026, Inc. which included cash, S&P 500 call options, and life settlement policies. The note agreements did not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of LMATTS Growth and Income Series 1.2026 served as collateral. There were no restrictive covenants associated with the notes.
LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
On September 2, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years which will end in December 2025 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2024.
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
Dividends paid and accrued are included in interest expense. The excess dividend returns will not be paid by LMA Income Series, LP until termination, are considered non-cash interest expense, and are included in the principal balance outstanding. As of December 31, 2024 and 2023, $949,229 and $478,765 in non-cash interest expense was added to the outstanding principal balance, respectively.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2024 and 2023, the fair value of the secured borrowing was $22,838,673 and $22,368,209, respectively.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP and subsequently issued partnership interests to limited partners in a private placement offering (“LMAIS II”). The initial term of the offering is three years maturing on March 31, 2026 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. During 2024, the LMAIS II offering was amended to be able to add additional limited partners, option to delay redemption date to June 30, 2027 and December 31, 2028, and an increase to the Preferred Return Amount by 50 basis points. Effective April 1, 2024, the limited partners will receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 8.00%; between $500,000 and $1,000,000, 8.25%; over $1,000,000, 8.50%. Thereafter, 100% of the excess to be paid to the General Partner.

It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2024.
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
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2024 and 2023, the fair value of the secured borrowing was $105,856,422 and $32,380,852, respectively.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of December 31, 2024 and 2023, $1,409,770 and $644,217 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
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
For the periods ended December 31, 2024 and 2023, $3,189,406 and $1,538,004 of non-cash interest expense was incurred.

Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, at December 31, 2024 are as follows:

Years	Amount
2025	$38,430,336
2026	106,856,422
2027	1,000,000
2028	146,902,710
2029	1,000,000
Thereafter	95,000,000
Total	$389,189,468
15.STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2024, there were 96,731,194 shares of common stock issued, of which 95,682,968 are outstanding and 1,048,226 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
As of December 31, 2023, the Company had 63,388,823 shares of common stock issued, of which 63,242,173 were outstanding and 146,650 shares were held as treasury stock.
During 2024, the Company sold 22,712,800 of its common stock for $181,702,400 and incurred $14,812,621 in transaction costs of which $348,847 is recorded in accrued transaction costs as of December 31, 2024.
In connection with the Carlisle and FCF Advisors business acquisitions, the Company issued 9,791,399 of its common stock valued at $77,547,880 on the day of the acquisitions. Refer to Note 3 Business Combinations for additional information.
Public Warrants
As of December 31, 2024, the Company has 16,654,140 Public Warrants outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. The Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
The Company accounts for the Public Warrants as equity instruments. The Company estimated that the fair value of the warrants upon the Business Combination was approximately $4.73 million, or $0.274 per Public Warrant, using the binomial lattice model. The fair value of the warrants was estimated as of the date of grant using the following assumptions: (1) risk-free interest rate of 4.09%, (2) term to expiration of 5.00 years, (3) exercise price of $11.50 and (4) stock price of $10.03.The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity on June 30, 2023
During 2024, the Company’s share price reached the warrant exercise price of $11.50. Certain public warrant holders redeemed their warrants for the Company’s common stock. As of December 31, 2024, the Company received $6,852,206 from the exercise of 595,844 public warrants.
Stock Repurchase Program
On December 11, 2023, our board authorized a stock repurchase program under which the Company may purchase shares of our common stock for an aggregate purchase price not to exceed $15,000,000 over a period of up to 18 months. Stock repurchases may be made through open market transactions, block trades, accelerated stock repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of stock repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any stock under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future. Acquired shares of our common stock are held as treasury stock carried at cost in our consolidated financial statements. In connection with the repurchase program, the Company is authorized to adopt one of more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
As of December 31, 2024, $2,974,863 remained available for repurchase under the authorization approved by the Company’s board of directors The authorization for the stock repurchase program may be suspended, terminated, increased or decreased by our board of directors at any time without prior notice.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2023	146,650	$1,283,062	$8.82
January 1, 2024 to January 31, 2024	316,800	3,664,552	11.61
February 1, 2024 to February 29, 2024	200,916	$2,480,383	12.35
March 1, 2024 to March 31, 2024	114,400	$1,379,457	12.06
April 1, 2024 to April 30, 2024	173,197	$2,081,859	12.02
May 1, 2024 to May 31, 2024	96,263	$1,135,824	11.81
As of December 31, 2024	1,048,226	$12,025,137	$11.61
16.STOCK-BASED COMPENSATION
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
In February 2024, the Compensation Committee approved the issuance of 108,000 RSUs and 345,263 stock options (“Options”) at an exercise price of $12.37 (closing price on February 12, 2024).
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
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of December 31, 2023 as well as activity during the year:

	Weighted Average
	Number of shares	Grant Date Fair Value
Restricted stock units, unvested, December 31, 2023	2,429,500	$6.16
Granted	1,319,532	8.32
Vested	(271,772)	6.16
Forfeited	(1,500)	6.16
Restricted stock units, unvested, December 31, 2024	3,475,760	$6.98
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2023	—	$—
Granted	345,263	3.91
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, December 31, 2024	345,263	$3.91
Compensation costs recognized for RSUs and Options were $6,766,160 and $1,600,760 for the years ended December 31, 2024 and 2023, respectively. $1,585,379 and $5,180,781 of the 2024 compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income, respectively. As of December 31, 2024, there was approximately $19,152,022 of unrecognized compensation costs related to these restricted stock units which the Company expects to recognize over the next 2.0 years.
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
On November 21, 2024, the Company’s board of directors accelerated the vesting of the CEO’s 4,569,922 shares Restricted Stock held by Company’s CEO, pursuant to that certain Restriction Agreement, dated as of June 30, 2023 (the “Restriction Agreement”), between the Company and the CEO.
CEO Stock-based compensation expense is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive (loss) income is summarized as follows:

	Years Ended December 31,
	2024	2023
Stock-based compensation expense	$22,918,159	$9,167,264
Restricted Stock activity relative to the CEO for the year ended December 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,569,922	$10.03
Granted	—	—
Vested	(4,569,922)	10.03
Forfeited	—	—
Outstanding at December 31, 2024	—	$—
As of December 31, 2024 there was $— of unamortized stock-based compensation expense for unvested Restricted Stock relative to the CEO.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee contributions and may choose to make additional discretionary contributions to the 401(k) Plan. For the years ended December 31, 2024 and 2023, the Company recognized expenses related to the 401(k) Plan amounting to $384,669 and $183,439, respectively. For the years ended December 31, 2024 and 2023, the Company did not make discretionary contributions.
18.INCOME TAXES
For the years ended December 31, 2024 and 2023, the Company recorded provision for income taxes of $5,484,738 and $1,468,535, respectively. The effective tax rate is (28.2)% for the year ended December 31, 2024 was due to permanent differences related to IRS Section 162(m) limitations and business acquisition transaction costs. The effective rate for the year ended December 31, 2023 was 14.0% was due to non-taxable flow-through entities within the Company as well as a change in tax status of certain entities upon the Business Combination caused the effective tax rate to vary from the statutory rate.
The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2024	2023
Current provision:
Federal	$(640,833)	$706,686
State	(132,993)	195,679
Foreign	258,995	—
Total current tax	(514,831)	902,365
Deferred provision:
Federal	5,582,741	469,109
State	1,155,096	97,061
Foreign	(738,268)	—
Total deferred tax	5,999,569	566,170
Provision for income taxes	$5,484,738	$1,468,535
The Company did not have any unrecognized tax benefits relating to uncertain tax positions as of December 31, 2024, and 2023, and did not recognize any interest or penalties related to uncertain tax positions as of December 31, 2024, and 2023.
The effective income tax rate differs from the federal statutory income tax rate applied to the profit loss before provision for income taxes due to the following:

	For the Years Ended December 31,
	2024	2023
Income tax benefit computed at federal statutory rate	$(4,080,993)	$2,205,635
Restricted stock award deductions limited by IRC 162(m)	9,151,161	2,069,993
Transaction costs	1,444,257	—
Change in tax rates	(544,894)	—
Change in tax status	—	1,414,469
Effect of pass through entities and noncontrolling interests	—	(3,812,977)
State income taxes, net of federal tax benefit	(844,377)	(332,567)
Other	105,335	(76,018)
Valuation allowance	254,249	—
Income tax at effective rate	$5,484,738	$1,468,535

The effects of temporary differences that give rise to significant components of deferred tax assets and liabilities at December 31, are as follows:

	2024	2023
Deferred tax assets:
Basis difference related to life insurance policy sales	$1,963,194	$1,798,639
Warrant liability	2,368,490	1,683,658
Interest expense carryforward	935,149	740,657
Stock-based compensation	1,668,623	598,274
Right of use liability	590,345	455,380
Change in fair value of debt	834,653	405,804
Deferred compensation	1,077,061	—
Capitalized transaction costs	714,095	—
Net operating loss carryforwards	521,687	21,470
	10,673,297	5,703,882
Less: valuation allowance	(254,249)	—
Deferred tax assets	10,419,048	5,703,882
Deferred tax liabilities:
Basis difference in intangible assets	(17,760,617)	(7,480,659)
Change in fair value of life insurance policies (policies held at fair value method)	(12,509,221)	(4,318,194)
Basis difference in investments	(6,426,108)	(2,398,987)
Other, net	(501,967)	(705,133)
Deferred tax liabilities	(37,197,913)	(14,902,973)
Net deferred tax liability	$(26,778,865)	$(9,199,091)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In 2024 the Company established a valuation allowance of approximately $0.3 millions.
The Company has approximately $2.1 millions of Federal Net Operating Losses and approximately $2.1 millions State Net Operating Losses that can be carried forward indefinitely. The Federal Net Operating Losses may be used to offset 80% of taxable income in a given year.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at December 31, 2024 and 2023 and did not recognize any interest or penalties related to uncertain tax position at December 31, 2024 and 2023. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income during 2025.
The Company’s tax returns are subject to examination by relevant taxing authorities. None of the Company’s tax returns are under audit. As of December 31, 2024, tax years for 2023, 2022, and 2021, are subject to examination by the relevant tax authorities.
19.RELATED-PARTY TRANSACTIONS
As of December 31, 2024 and 2023, $— and $5,236, respectively, were due to affiliates. As of December 31, 2024 and 2023, $1,527,062 and $1,007,528, respectively, was due from affiliates, respectively. The majority of the due from affiliate amount as of December 31, 2024 and 2023 represents transaction costs incurred by the Company related to the formation of an investment fund being registered under the Investment Company Act of 1940 that will be reimbursed upon regulatory approval and effectiveness of the investment fund and subsequent sale of shares in the investment fund.

The SPV Purchase and Sale Note for $28,189,406 was paid off in early July 2024 and was a related party transaction given the transfer of cash and policies between the Company and the SPV, which is jointly owned by the Sponsor and former members of LMA and Abacus Settlements. The Sponsor PIK Note for $12,525,635 is also recorded as a related party transaction due to the relationship between the Sponsor and the Company. Refer to Note 14 Long-Term Debt for more information.
After the Company’s acquisition of Carlisle on December 2, 2024, life policy sales to or purchases from the Carlisle Funds are considered related party activity. In addition, management and performance fee receivables from the Carlisle Funds are considered related party receivables. Refer to Note 2 Summary of Significant Accounting Policies and Note 3 Business Combinations for additional information. As of December 31, 2024, the Company had $6,772,072 and $13,379,301 current and noncurrent related party receivables due from the Carlisle Funds, respectively. For the year ended December 31, 2024, the Company recognized $3,312,202 in realized gains from life policy sales to the Carlisle Funds post acquisition. Post acquisition, the Company purchased $18,112,784 in life policies from the Carlisle Funds, of which $10,662,784 were acquired by exchanging life policies with different risk characteristics and risk profiles.
As of December 31, 2024, there was $337,840 owed from the Carlisle Funds for portfolio servicing related activities, which are included as related-party receivables in the accompanying consolidated balance sheets.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company also earns service revenue related to policy and administrative services on behalf of Nova Funds. The servicing fee is equal to 50 basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $471,094 and $778,678 in service revenue related to Nova Funds for the years ended December 31, 2024 and 2023, respectively. The Company may at times purchase policies it services for the Nova Funds for active management trading purposes. During 2024, the Company paid $98,400,029 to acquire policies from the Nova Funds.
As of December 31, 2024, and 2023, there were $— and $79,509, respectively owed from the Nova Funds, which are included as related-party receivables in the accompanying consolidated balance sheets.
In 2024, the Company no longer originates policies for the Nova Funds. For its origination services to the Nova Funds, the Company earned origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. In addition to the Nova Funds, the Company also has other affiliated investors that provide origination services. For the years ended December 31, 2024, and 2023, the Company earned origination revenue of $— and $494,972 and incurred related costs of $— and $99,456, respectively.
20.LEASES
During 2023, the Company amended the Orlando Lease with the lessor to swap office spaces, increase square footage, and extend the lease term from July 31, 2023 to December 31, 2029. The Company applied the lease modification guidance to account for the amendment to the lease. The commencement date for the amended lease was December 8, 2023, the date the lessor allowed the Company to take possession of the space. The amended lease provided for a leasehold improvement allowance, a monthly lease abatement from August to December 2024, and an option terminate. The Company remeasured the ROU assets and the lease liabilities as of the commencement date.
The Company determined that the termination option is not reasonably certain of exercise based on an evaluation of the contract, the termination fee, market and asset-based factors, and therefore does not exclude periods covered by the termination option.
In February 2024, the Company added additional office space to the existing lease via an amendment. This amendment did not significantly change the overall terms of the amendment signed in 2023 and as a result was treated as a lease modification. The modification increased the Company’s right of use asset and liability by $359,352.
On December 2, 2024, the Company recognized a lease right of use asset and liabilities related to office space leased by Carlisle in Luxembourg, as part of the business combination. Refer to Note 3 Business Combinations for additional information. The Carlisle Lease terminates at the end of July 2033. There is no substantive option to terminate the Luxembourg Lease before the end of its term. The Luxembourg Lease increased the Company’s right of use asset and liability by $2,779,748.
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	As of December 31,
Assets:	2024	2023
Operating lease right-of-use assets	$4,722,573	$1,893,659

Liabilities:
Operating lease liability, current	515,597	118,058
Operating lease liability, non-current	4,580,158	1,796,727
Total lease liability	$5,095,755	$1,914,785
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income. The Company’s lease expense for the periods presented consisted of the following:

	Years Ended December 31,
	2024	2023
Operating lease cost	$547,570	$207,508
Variable lease cost	20,885	16,103
Total lease cost	$568,455	$223,611
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of the lease liability
Operating cash outflows for operating leases	$217,090	$201,200
ROU assets obtained in exchange for new lease liabilities	3,139,100	1,782,726

The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	6.95	6.01
Weighted-average discount rate	9.78%	9.67%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at December 31, 2024 are as follows:

Operating leases
2025	$981,275
2026	1,010,744
2027	1,041,041
2028	1,072,214
2029	1,024,286
Thereafter	1,927,110
Total operating lease payments (undiscounted)	7,056,670
Less: Imputed interest	(1,960,915)
Lease liability as of December 31, 2024	$5,095,755
21. (LOSS) EARNINGS PER SHARE
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
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders:

	Years Ended December 31,
	2024	2023

Net (loss) income attributable to common stockholders (for basic and diluted (loss) earnings per share)	$(23,961,050)	$9,516,626
Weighted-average common shares outstanding for basic (loss) earnings per share	70,761,830	56,951,414
Restricted stock units	—	816,484
Weighted average common shares outstanding for diluted (loss) earnings per share	70,761,830	57,767,898
(Loss) earnings per share:
Basic (loss) earnings per share	$(0.34)	$0.17
Diluted (loss) earnings per share	(0.34)	0.16
22. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued.
Conversion of Public Warrants—On February 24, 2025, the Company entered into warrant exchange agreements (each, an “Exchange Agreement”) with certain holders (the “Holders”) of its outstanding publicly traded warrants (the “Public Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share. Pursuant to their respective Exchange Agreements, the Holders agreed to surrender an aggregate of 4,930,745 Public Warrants in exchange for an aggregate of 1,134,071 shares of newly issued Common Stock, representing a ratio of 0.23 shares per warrant.
Issuance of Preferred Stock—On March 18, 2025, the Company entered into an agreement pursuant to which the Company issued an aggregate of 5,000 shares of a newly created series of the Company’s preferred stock, par value $0.0001 per share, designated as the “Series A Convertible Preferred Stock,” in exchange for 400,000 Class A Interests of Dynasty Financial Holdings LLC.
Repayment of long-term debt, at fair value—The LMATTS 2024 note matured on December 31, 2024. In anticipation of the maturity date, the Company closed its S&P 500 option positions on the last trading day of December 2024. During the first week of January 2025, this debt of $11,229,560 was extinguished.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing—Subsequent to year end, LMA Income Series II, GP, LLC through the LMA Income Series II, LP admitted additional limited partners into the fund. The additional limited partnership interests amounted to $15,939,871 as of March 27, 2025.
*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members
Abacus Settlements, LLC

Opinion on the financial statements
We have audited the statements of operations and comprehensive loss, changes in members’ equity, and cash flows for the period from January 1, 2023 to June 30, 2023, and the related notes (collectively referred to as the “financial statements”) of Abacus Settlements, LLC (Predecessor) (a Delaware Limited Liability Corporation) (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period from January 1, 2023 to June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania
May 30, 2024

ABACUS SETTLEMENTS, LLC

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Six Months Ended June 30, 2023
REVENUES:
Origination revenue	$3,252,738
Related party origination revenue	9,931,938
Total revenue	13,184,676
Cost of revenue	2,734,949
Related party cost of revenue	6,558,354
Total cost of revenue	9,293,303
Gross Profit	3,891,373
OPERATING EXPENSES:
General and administrative expenses	4,848,580
Depreciation expense	5,597
Total operating expenses	4,854,177
Loss from operations	(962,804)
OTHER INCOME (EXPENSE):
Interest income	1,917
Interest expense	(11,725)
Other income	—
Total other expense	(9,808)
Loss before provision for income taxes	(972,612)
Provision for income taxes	2,289
NET LOSS AND COMPREHENSIVE LOSS	$(974,901)
WEIGHTED-AVERAGE UNITS USED IN COMPUTING NET LOSS PER UNIT:
Basic	400
Diluted	400
NET LOSS PER UNIT:
Basic loss per unit	$(2,437.25)
Diluted loss per unit	$(2,437.25)
See accompanying notes to financial statements.

ABACUS SETTLEMENTS, LLC

STATEMENT OF CHANGES IN MEMBERS' EQUITY

	Common Units		Additional Paid-In Capital	Retained Earnings	Total
	Units	Amount
BALANCE—December 31, 2022	400	$4,000	$80,000	$1,927,137	$2,011,137
Net loss	—	—	—	(974,901)	(974,901)
Distributions	—	—	—	(442,283)	(442,283)
BALANCE—June 30, 2023	400	$4,000	$80,000	$509,953	$593,953
See accompanying notes to financial statements.

ABACUS SETTLEMENTS, LLC

STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(974,901)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	19,157
Amortization expense	40,278
Amortization of deferred financing fees	11,725
Non-cash lease expense	1,210
Changes in operating assets and liabilities:
Related party receivables	397,039
Other receivables	101,203
Prepaid expenses	(198,643)
Other current assets	(26,211)
Other non-current assets
Certificate of deposit	—
State security deposit
Accrued payroll and other expenses	(17,466)
Contract liability—deposits on pending settlements	659,067
Accounts payable	(36,750)
Net cash used in operating activities	(24,292)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,394)
Purchase of intangible asset	—
Due from members and affiliates	(74,134)
Net cash used in investing activities	(182,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to members	(1,411)
Financing fees
Distributions	(442,283)
Net cash used in financing activities	(443,694)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(650,514)
Beginning of period	1,458,740
End of period	$808,226
See accompanying notes to financial statements.

ABACUS SETTLEMENTS, LLC
NOTES TO FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS
Abacus Settlements, LLC d/b/a Abacus Life (“Abacus Settlements”) was formed in 2004 in the state of New York. In 2016, the Company obtained its licensure in Florida and re-domesticated to that state. On June 13, 2023, the Company re-domesticated to Delaware.
Abacus Settlement acts as a purchaser of outstanding life insurance policies (“Provider”) on behalf of investors (“Financing Entities”) by locating policies and screening them for eligibility for a life settlement, including verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates, also known as origination services. When the sale of a policy is completed, this is deemed “settled” and the policy is then referred to as either a “life settlement” in which the insured’s life expectancy is greater than two years or “viatical settlement,” in which the insured’s life expectancy is less than two years.
Abacus Settlements is not an insurance company, and therefore Abacus Settlements does not underwrite insurable risks for its own account. On August 30, 2022, Abacus Settlements entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East Resources Acquisition Company (“ERES”), which was subsequently amended on October 14, 2022. As part of the Merger Agreement, the holders of Abacus Settlements’ common units together with the holders of Longevity Markets Assets, LLC (“LMA”), a commonly owned affiliate, will receive aggregate consideration of $531,750,000, payable in a number of newly issued shares of ERES Class A common stock, par value $0.0001 per share (“ERES Class A common stock”), with a value ascribed to each share of ERES Class A common stock of $10.00 and, to the extent the aggregate transaction proceeds exceed $200.0 million, at the election of Abacus Settlements’ and LMA’s members, up to $20.0 million of the aggregate consideration will be payable in cash to the Abacus Settlements’ and LMA’s members. The transaction closed on June 30, 2023 upon stockholder approval and customary closing conditions.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).
Use of Estimates—The preparation of US GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities at the date of financial statements and the reports amounts of revenue and expenses during the reporting periods. Abacus Settlements’ estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from the estimates. Estimates are used when accounting for revenue recognition and related costs, the selection of useful lives of property and equipment, impairment testing, valuation of other receivables from clients, income taxes, and legal reserves.
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
Abacus Settlements provides an allowance for credit losses equal to the estimated collection losses that will be incurred in collection of all receivables. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is deemed remote. Abacus Settlements does not have any material allowance for credit losses as of June 30, 2023.
If the financial condition of Abacus Settlements’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Abacus Settlements did not record material allowance for credit losses as of June 30, 2023.
Concentrations—All of Abacus Settlements’ revenues are derived from life settlement transactions in which Abacus Settlements represents Financing Entities that purchased existing life insurance policies. One financing entity, a company in which the Abacus Settlements’ members own interests, represented 23% of Abacus Settlements’ revenues in six months ended June 30, 2023. Abacus Settlements originates policies through three different channels: Direct to Consumer, Agent, and Broker. Two brokers represented the sellers for over 10% of Abacus Settlements’ life settlement commission expense during the period six months ended June 30, 2023. Abacus Settlements maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. Abacus Settlements periodically assesses the financial condition of the institution and believes that the risk of loss is minimal.
Advertising—All advertising expenditures incurred by Abacus Settlements are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying statements of operations and comprehensive income/(loss). Advertising expense totaled $741,789 for six months ended June 30, 2023.
3.SEGMENT REPORTING
Operating as a centrally led life insurance policy intermediary, Abacus Settlements’ president and chief executive officer is the chief operating decision maker who allocates resources and assesses financial performance based on financial information presented for Abacus Settlements as a whole. As a result of this management approach, Abacus Settlements is organized as a single operating segment.
4.REVENUE
Disaggregated Revenue—The following table presents a disaggregation of Abacus Settlements’ revenue by major sources:

Six Months Ended June 30, 2023
Agent	$7,143,016
Broker	4,675,973
Client direct	1,365,687
Total	$13,184,676

5.INCOME TAXES
Since Abacus Settlements elected to file as an S corporation for federal and State income tax purposes, Abacus Settlements incurred no federal or state income taxes. Accordingly, provision for income taxes is attributable to minimum state tax payments that are due regardless of their S corporation status and income position.
For the six months ended June 30, 2023, Abacus Settlements recorded provision for income taxes of $2,289, which consist of state minimum taxes for state taxes that have been paid and settled during the period. The effective tax rate was approximately (0.24%) for the six months ended June 30, 2023.
Given Abacus Settlements' S Corporation status, temporary book and tax differences do not create a deferred tax asset or liability on the balance sheets. Accordingly, an assessment of realizability of any deferred tax asset balances is not relevant.
6.RETIREMENT PLAN
Abacus Settlements provides a defined contribution plan to its employees, Abacus Settlements LLC 401(k) Profit Sharing Plan & Trust (the “Plan”). All eligible employees are able to participate in voluntary salary reduction contributions to the Profit-Sharing Plan. All employees who have completed one year of service with Abacus Settlements are eligible to receive employer-matching contributions. Abacus Settlements may match contributions to the Plan, up to 4% of compensation. For the six months ended June 30, 2023, Abacus Settlements made no discretionary contribution to the Plan.
7.RELATED-PARTY TRANSACTIONS
Abacus Settlements has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) as the owners of Abacus Settlements jointly own 11% of the Nova Funds. For the six months ended June 30, 2023, Abacus Settlements originated 72 policies for the Nova Funds with a total value of $96,674,080. For its origination services to the Nova Funds, Abacus Settlements earns origination fees equal to the lesser of (i) 2% of the net death benefit for the policy or (ii) $20,000. Revenue earned and contracts originated were as follows:

Six Months Ended June 30, 2023
Origination fee revenue	$2,952,837
Commissions and transaction reimbursement revenue	140,960
Total	$3,093,797

Cost	$11,656,637
Face value	$96,674,080
Total policies	72
Average Age	75
In addition to the Nova Funds, Abacus Settlements also has another affiliated investor that they provide origination services for. Total revenue earned related to the other affiliated investor was $6,838,141, of which $6,794,641 related to LMA, for the six months ended June 30, 2023. Total cost of revenue related to the other affiliated investor was $5,020,603, of which $5,012,103 related to LMA for the six months ended June 30, 2023. In addition, there is a related party receivable due from LMA related to transaction expenses of $19,246 as of June 30, 2023, which is included as due from members and affiliates in the accompanying balance sheet.

8. SUBSEQUENT EVENT
On June 30, 2023, Abacus Settlements consummated the merger with LMA. Abacus Settlements has evaluated its subsequent events through May 30, 2024, the date that the financial statements were issued and determined that there were no events that occurred that required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the Company and have designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2024, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. We completed the acquisitions of Carlisle and FCF on December 2, 2024. As permitted under SEC guidance, management’s assessment as of December 31, 2024 did not include an assessment of the effectiveness of internal control over financial reporting of Carlisle or FCF. These two businesses collectively constituted approximately 4% of the Company's total assets and 3% of the Company's total revenue for the year ended December 31, 2024.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Our Proxy Statement will be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2024.
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
Part IV

Item 15. Exhibit and Financial Statement Schedules
The following are filed as part of this Annual Report on Form 10-K.
(1) Financial Statements
We include this portion of Item 15 under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
We include the financial statement schedules required by the applicable regulations of the SEC in the notes to our consolidated financial statements and incorporate that information in this Item 15 by reference.
(3) Exhibits
All of the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K, unless otherwise noted.

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

2.4
Share Purchase Agreement, by and among Abacus Life, Inc., Carlisle Management Company S.C.A., Carlisle Investment Group S.A.R.L., the Sellers party thereto, Jose Eseteban Casares Garcia, Manorhaven Holdings, LLC, Pacific Current Group Limited, certain equityholders of CMC Vehicle, LLC and Pillo Portsmouth Holding Company, LLC, in its capacity as the Sellers’ Representative thereunder, dated as of July 18, 2024, incorporated by reference from the Company’s Form 8-K filed July 18, 2024.

3.1	Second Amended and Restated Certificate of Incorporation of Abacus Life, Inc., incorporated by reference from the Company’s 8-K filed July 6, 2023.
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Abacus Life, Inc., dated February 27, 2025, incorporated by reference from the Company’s Form 8-K filed March, 5, 2025.

3.3*	Amended and Restated Bylaws of Abacus Global Management, Inc., dated February 27, 2025.
4.1	Specimen Common Stock Certificate, incorporated by reference from the Company’s Form S-1 filed July 2, 2020.
4.2	Specimen Warrant Certificate, incorporated by reference from the Company’s Form S-1 filed July 2, 2020.
4.3
Warrant Agreement, dated July 23, 2020 between East Resources Acquisition Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.

4.4	Unsecured Promissory Note, dated as of June 30, 2023, issued to Sponsor, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.5	Amended and Restated Unsecured Promissory Note, dated as of July 5, 2023, issued to East Asset Management, LLC, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.6	Base Indenture, incorporated by reference from the Company’s Form 8-K filed November 13, 2023.

Exhibit Number	Description

4.7	Supplemental Indenture, incorporated by reference from the Company’s Form 8-K filed November 13, 2023.
4.8	Form of 9.875% Fixed Rate Senior Notes due 2028, incorporated by reference from the Company’s Form 8-K filed November 10, 2023.
4.9
Second Supplemental Indenture, dated as of December 2, 2024, between the Company and U.S. Bank Trust Company, National Association, as Trustee, including the form of the notes, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

4.10
Certificate of Designations of Abacus Global Management, Inc., designating the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, , incorporated by reference from the Company’s Form 8-K filed March 24, 2025.

4.11*	Description of registrant’s securities.
10.1	Warrant Forfeiture Agreement, dated as of June 30, 2023, by and among East Resources Acquisition Company and Sponsor incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.2
Amended and Restated Registration Rights Agreement, dated as of June 30, 2023, by and among the Company, Sponsor, certain equityholders of East Resources Acquisition Company named therein and certain equityholders of the LMA and Legacy Abacus named therein, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

10.3	Letter Agreement, dated as of July 23, 2020, among the Company, its officers and directors and the Sponsor, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.
10.4	Form of Indemnification Agreement, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.5	Abacus Life, Inc. Amended and Restated 2024 Long—Term Equity Compensation Incentive Plan, incorporated by reference from Appendix A to the Company’s Proxy Statement filed on April 29, 2024.
10.6
Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. Amended and Restated 2024 Long-Term Equity Compensation Incentive Plan, incorporated by reference from the Company’s Form 8-K filed December 16, 2024.

10.7	Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.8	Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.9	Form of Option Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.10
Credit Agreement, dated as of December 10, 2024, by and among Abacus Life, Inc. as the Borrower, GLAS USA LLC, as the Administrative Agent, GLAS AMERICAS LLC, as the Collateral Agent and the Lenders from time to time party thereto, incorporated by reference from the Company’s Form 8-K filed December 10, 2024.

10.11
Security Agreement, dated as of December 10, 2024, by and among the Grantors party thereto and GLAS USA LLC as Collateral Agent, incorporated by reference from the Company’s Form 8-K filed December 10, 2024.

10.12
Guaranty, dated as of December 10, 2024 among Abacus Life, Inc. the Guarantors party thereto, and GLAS USA LLC as Administrative Agent, incorporated by reference from the Company’s Form 8-K filed December 10, 2024.

10.13	Form of Employment Agreement, incorporated by reference from the Company’s Form S-1 filed July 25, 2023.
10.14
Sponsor Support Agreement, dated as of August 30, 2022, by and among the East Resources Acquisition Company, Sponsor, LMA and Legacy Abacus, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.

10.15
Amendment No. 1 to the Sponsor Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC and East Sponsor, LLC, incorporated by reference from the Company’s 8-K filed December 29, 2023.

Exhibit Number	Description

10.16
Company Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, LMA, Legacy Abacus and the other parties signatory thereto, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.

10.17
Amendment No. 1 to the Company Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC, T. Sean McNealy, K. Scott Kirby, Matthew A, Ganovsky incorporated by reference from the Company’s 8-K filed December 29, 2023.

10.18
Share Lock-Up and Standstill Agreement, dated as of December 2, 2024, by and among the Company and the Stockholders party thereto, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.19
Notes Registration Rights Agreement, dated as of December 2, 2024, by and among the Company and the Holders of the New Notes named therein, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.20
Equity Registration Rights Agreement, dated as of December 2, 2024, by and among the Company and the Holders of the common stock of the Company named therein, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.21*	Form of Abacus Option Agreement 2024 Plan.
10.22*	Form of Abacus RSU Agreement 2024 Plan.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Grant Thornton LLP - Predecessor.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) and (vi) the Notes to Consolidated Financial Statements.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on March 28, 2025.

ABACUS GLOBAL MANAGEMENT, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer
Date: March 28, 2025
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