Form 10-Q
period 2025-03-31
Abacus Global Management, Inc.
filed 2025-05-08
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had 96,853,039 shares of common stock, $0.0001 par value per share, issued and outstanding as of May 2, 2025.

ABACUS GLOBAL MANAGEMENT, INC.

Part I - Financial Information

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,761,731	$131,944,282
Accounts receivable	6,251,043	15,785,531
Accounts receivable, related party	6,196,493	7,113,369
Due from affiliates	1,666,047	1,527,062
Income taxes receivable	1,946,728	2,099,673
Prepaid expenses and other current assets	1,639,257	1,094,729
Total current assets	61,461,299	159,564,646
Property and equipment, net	1,182,611	1,025,066
Intangible assets, net	75,110,105	79,786,793
Goodwill	238,296,200	238,296,200
Operating right-of-use assets	4,673,433	4,722,573
Management and performance fee receivable, related party	14,037,322	13,379,301
Life settlement policies, at cost	1,096,866	1,083,977
Life settlement policies, at fair value	446,207,963	370,398,447
Available-for-sale securities, at fair value	2,743,338	2,205,904
Other investments	9,850,000	1,850,000
Other assets	1,850,148	1,851,845
TOTAL ASSETS	$856,509,285	$874,164,752
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$117,094,610	$37,430,336
Current portion of long-term debt	1,000,000	1,000,000
Accrued expenses	2,756,688	6,139,472
Current operating lease liabilities	514,137	515,597
Contract liabilities, deposits on pending settlements	600,295	2,473,543

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	March 31, 2025 (unaudited)	December 31, 2024
Accrued transaction costs	—	483,206
Other current liabilities	8,834,692	14,423,925
Total current liabilities	130,800,422	62,466,079
Long-term debt, net	225,065,112	224,742,029
Long-term debt, at fair value	—	105,120,100
Long-term debt, related party	12,905,174	12,525,635
Retrocession fees payable	5,361,714	5,312,214
Noncurrent operating lease liabilities	4,460,924	4,580,158
Deferred tax liability	28,185,913	26,778,865
Warrant liability	14,151,000	9,345,000
TOTAL LIABILITIES	420,930,259	450,870,080
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Series A convertible preferred stock, $0.0001 par value; 5,000 shares authorized; 5,000 issued and outstanding	5,000,000	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 5,000 issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 96,853,039 and 96,731,194 shares issued at March 31, 2025 and December 31, 2024, respectively	9,790	10,133
Treasury stock - at cost; 1,048,226 and 1,048,226 shares repurchased at March 31, 2025 and December 31, 2024, respectively	(12,025,137)	(12,025,137)
Additional paid-in capital	495,949,787	494,064,113
Accumulated deficit	(53,257,026)	(57,896,606)
Noncontrolling interest	(98,388)	(857,831)
Total stockholders' equity	430,579,026	423,294,672
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY	$856,509,285	$874,164,752
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Asset management	$7,773,077	$217,935
Life solutions	36,298,657	21,269,249
Technology services	67,612	—
Total revenues	44,139,346	21,487,184
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	7,108,407	2,720,212
Related party cost of revenue	—	685
Total cost of revenue	7,108,407	2,720,897
GROSS PROFIT	37,030,939	18,766,287
OPERATING EXPENSES:
Sales and marketing	2,616,000	1,929,944
General and administrative (including stock-based compensation)	12,263,786	11,353,499
Change in fair value of debt	(3,362,103)	2,712,627
Unrealized gain on investments	(272,254)	(1,164,966)
Depreciation and amortization expense	4,758,546	1,682,054
Total operating expenses	16,003,975	16,513,158
OPERATING INCOME	21,026,964	2,253,129
OTHER INCOME (EXPENSE):
Change in fair value of warrant liability	(4,806,000)	946,960
Interest expense	(9,618,330)	(3,670,445)
Interest income	1,175,001	421,426
Other expense	(44,524)	(53,028)
Total other (expense)	(13,293,853)	(2,355,087)
Net income (loss) before provision for income taxes	7,733,111	(101,958)
Income tax expense	2,334,085	1,173,513
NET INCOME (LOSS)	5,399,026	(1,275,471)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	759,443	73,274
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,639,583	$(1,348,745)
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share—basic	$0.05	$(0.02)
Earnings (loss) per share—diluted	$0.05	$(0.02)
Weighted-average stock outstanding—basic	96,193,199	63,027,246
Weighted-average stock outstanding—diluted	97,498,923	63,027,246

NET INCOME (LOSS)	5,399,026	(1,275,471)
Other comprehensive income (loss), net of tax or tax benefit:

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONT.)

	Three Months Ended March 31,
	2025	2024
Change in fair value of debt (risk adjusted)	—	7,436
Comprehensive income (loss) before non-controlling interests	5,399,026	(1,268,035)
Net and comprehensive income attributable to non-controlling interests	759,443	68,760
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,639,583	$(1,336,795)
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	—	$—	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	—	—	(483,451)	—	—	—	(483,451)
Repurchase of common stock	—	—	—	—	(632,116)	(7,524,392)	—	—	—	—	(7,524,392)
Stock-based compensation	—	—	—	—	—	—	6,093,371	—	—	—	6,093,371
Warrant Conversions	—	—	387,235	39	—	—	4,453,164	—	—	—	4,453,203
Other Comprehensive Income	—	—	—	—	—	—	—	—	11,950	(4,514)	7,436
Net Income (loss)	—	—	—	—	—	—	—	(1,348,745)	—	73,274	(1,275,471)
BALANCE AS OF MARCH 31, 2024	—	$—	63,776,058	$6,378	(778,766)	$(8,807,454)	$209,889,362	$(36,074,880)	$120,323	$207,043	$165,340,772

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	—	$—	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$—	$(857,831)	$423,294,672
Issuance of series A convertible preferred stock	5,000	5,000,000	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	36,000	(456)	—	—	2,355,852	—	—	—	2,355,396
Warrant Conversions	—	—	1,134,071	113	—	—	(113)	—	—	—	—
Common stock issue costs	—	—	—	—	—	—	(470,065)	(3)	—	—	(470,068)
Net income	—	—	—	—	—	—	—	4,639,583	—	759,443	5,399,026
BALANCE AS OF MARCH 31, 2025	5,000	$5,000,000	97,901,265	$9,790	(1,048,226)	$(12,025,137)	$495,949,787	$(53,257,026)	$—	$(98,388)	$430,579,026
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,399,026	$(1,275,471)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,758,546	1,682,054
Stock-based compensation	2,355,396	6,093,371
Amortization of debt issuance costs	494,130	92,750
Unrealized gain on investments	(272,254)	(1,164,966)
Unrealized gain on life settlement policies	(27,012,517)	(5,290,554)
(Gain) loss on change in fair value of debt	(3,362,103)	2,712,627
Loss (gain) on change in fair value of warrant liability	4,806,000	(946,960)
Deferred income taxes	1,407,048	456,194
Non-cash interest expense, related party	379,539	—
Non-cash interest expense	117,616	1,258,266
Non-cash lease (benefit) expense	(71,554)	57,290
Non-cash interest income	(37,434)	(39,695)
Changes in operating assets and liabilities:
Accounts receivable	9,534,488	(371,758)
Accounts receivable, related party	(399,166)	(135,524)
Prepaid expenses and other current assets	(544,528)	(495,676)
Management and performance fee receivable, related party	658,021	—
Other assets	273,951	(502,091)
Accrued expenses	(3,382,784)	(3,647,066)
Accrued transaction costs	(483,206)	—
Contract liabilities, deposits on pending settlement	(1,873,248)	160,500
Other current liabilities	(5,589,233)	397,074
Income tax payable	—	865,437
Income tax receivable	152,945	—
Retrocession fees payable	49,500	—
Due from affiliates	(138,985)	247,164
Net purachases of life settlement policies, at fair value	(48,796,999)	2,098,588

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Three Months Ended March 31,
	2025	2024
Net purchases of life settlement policies, at cost	(12,889)	262,734
Net cash (used in) provided by operating activities	(61,590,694)	2,514,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(224,371)	(161,787)
Purchase of intangible assets	(15,032)	(92,006)
Purchase of other investments	(3,000,000)	—
Purchase of available for sale securities	(500,000)	—

Net cash used in investing activities	(3,739,403)	(253,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt	16,189,871	42,920,873
Debt issuance costs	(156,793)	(985,934)
Repayment of debt	(38,415,464)	—
Common stock issuance costs	(470,068)	-
Repurchase of common stock	—	(7,524,392)
Transaction costs	—	(483,451)
Warrant conversions	—	3,610,253
Net cash (used in) provided by financing activities	(22,852,454)	37,537,349
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,182,551)	39,797,844
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	131,944,282	25,588,668
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$43,761,731	$65,386,512

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of series A convertible preferred stock	$5,000,000	$—
Non-cash investment in other investments	5,000,000	—

SUPPLEMENTAL DISCLOSURES:
Interest paid	5,372,786	1,691,205
Income taxes paid, net of refunds	—	1,842
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The accompanying consolidated financial statements (“Interim Financial Statements”) are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) as contained in the Company’s Annual Report on Form 10-K. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Accordingly, the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”). Refer to Note 2 in the Company’s 2024 Annual Report for the full list of the Company’s significant accounting policies. The details in those notes have not changed, except as discussed in Note 2 to the Interim Financial Statements and as a result of normal adjustments in the interim periods. Capitalized terms used and not specifically defined herein have the same meanings given those terms in our 2024 Annual Report. We also may use certain other terms that are defined within these Interim Financial Statements.
The Interim Financial Statements presented herein and discussed below include 100% of the assets, liabilities, revenues, expenses, and cash flows of Abacus Global Management, Inc., (the “Company”) all entities in which the Company has a controlling voting interest (“subsidiaries”), and variable interest entities (“VIEs”) for which the Company is the primary beneficiary, as determined in accordance with consolidation accounting guidance. References in these Interim Financial Statements to net income or loss attributable to common stockholders and stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entity and are reported separately. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.
The Interim Financial Statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024, respectively, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, respectively. The consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other period. All references to financial information as of and for the periods ended March 31, 2025, and 2024 in the condensed notes to consolidated financial statements are unaudited.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, cost of revenue, life settlement policy valuation, goodwill and intangibles valuation, and income taxes. The uncertainties in the broader macroeconomic environment have made it more challenging to make these estimates. Actual results could differ from our estimates, and such differences may be material.
2.SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
New Accounting Standards—The Company’s management reviews recent accounting standards to determine the impact to the Company’s financial statements. There were no new accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board’s (“FASB”) in addition to those discussed in our 2024 Annual Report that would have an impact to the Interim Financial Statements.
Net Income (Loss) Per Share Attributable to Common Stockholders—The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
The Company’s redeemable convertible preferred stock and common stock are participating securities. The Company considers convertible preferred stock, subject to redemption, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock.
The holders of the redeemable convertible preferred stock would be entitled to dividends in preference to common shareholders, at specified rates, if declared. Then any remaining earnings would be distributed to the holders of common stock and the holders of the redeemable convertible preferred stock on a pro-rata basis assuming conversion of all redeemable convertible preferred stock into common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to the Company’s participating securities. Refer to Note 15 Convertible Preferred Stock and Stockholders’ Equity for further information.
Concentrations—Three customers accounted for 13%, 12%, and 11% of in revenues related to sales of life policies for the three months ended March 31, 2025. Two customers accounted for 49% and 35% of in revenues related to sales of life policies for the three months ended March 31, 2024.
Liquidity—The first redemption window for LMAIS II will open on March 31, 2026 at which point the investors of that entity will have the option to (i) redeem their investment (ii) extend their investment for an additional two years, or (iii) roll their investment into one of our newly launched funds. As of March 31, 2025, the related liabilities are included within the current portion of long-term debt, at fair value within our consolidated balance sheet. If all investors were to elect to redeem their investment the Company has determined it has sufficient liquidity available in the form of cash, credit available under the secured credit facility, and the ability to sell life settlement policies in an active market to repay the debt. Refer to Note 14 Long-Term Debt for additional information.
Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation to reflect the Company’s change to its reportable segments. Refer to Note 11 Segment Reporting for further information.
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
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value
Intangibles	$51,700,000
Current Assets	9,570,953
Management and performance fee receivable, related party	13,914,055
Non-Current Assets	4,080,820
Deferred Tax Liabilities	(12,893,980)
Accrued Expenses	(6,325,921)
Other Liabilities	(8,091,962)
Net assets acquired	51,953,965
Goodwill	93,745,891
Total purchase price	$145,699,856
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	3 - 8 years	Multi-period excess earnings method
Trade Name	2,000,000	10 years	Relief from royalty method
Non-Compete Agreements	2,300,000	3 years	With and without method
Total Fair Value	$51,700,000
Pro Forma Results of Operations
The supplemental pro forma financial information in the table below summarizes the combined results of operations for the Business Combination as if the Companies were combined for both reporting periods. The unaudited supplemental pro forma financial information as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods. There were no acquisition-related costs or related intangible amortization included in the unaudited pro forma results below.

Unaudited For The Three Months Ended March 31,
2024
Proforma revenue	$28,350,683
Proforma net income	758,559

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
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value
Intangibles	$5,300,000
Current Assets	575,212
Deferred Tax Liabilities	(116,313)
Accrued Expenses	(225,515)
Net assets acquired	5,533,384
Goodwill	4,620,119
Total purchase price	$10,153,503

Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer Relationships - Investment Advisory Agreements	$3,800,000	3 years	Multi-period excess earnings method
Non-Compete Agreements	1,100,000	1 year	With and without method
Internally Developed and Used Technology	400,000	3 years	Relief from royalty method
Total Fair Value	$5,300,000
4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Asset management:
Related party asset management fees	$6,698,201	$—
Asset management fees	729,010	—
Related party serving revenue	326,487	185,185
Portfolio servicing revenue	19,379	32,750
Total asset management revenue	7,773,077	217,935
Life solutions:
Realized and unrealized gains from life insurance policies held using the fair value method	32,933,861	12,337,726
Related party realized gains from life insurance policies held using the fair value method	901,346	—
Fee-based services	—	6,959,273
Investment income from life insurance policies held using the investment method	—	500,000
Originations	2,463,450	1,472,250
Total life solutions revenue	36,298,657	21,269,249
Technology services:
Technology services	67,612	—

	Three Months Ended
	March 31, 2025	March 31, 2024
Total technology services revenue	67,612	—
Total revenue	$44,139,346	$21,487,184
Asset Management Balances—The Company has the following asset management related balances recorded within the following accounts in the consolidated balance sheets:

Balance Sheet Account	March 31, 2025	December 31, 2024
Management and Performance Fee Receivables:
Accounts receivable, related party	$4,772,620	$6,772,073
Management and performance fee receivable, related party	14,037,322	13,379,301
Total management and performance fee receivables	$18,809,942	$20,151,374
Retrocession Fee Payable:
Other current liabilities	$2,209,621	$3,216,639
Retrocession fees payable	5,361,714	5,312,214
Total retrocession fee payable	$7,571,335	$8,528,853
Originations Contract Balances—We had no contract assets at March 31, 2025 and December 31, 2024. The balances of contract liabilities arising from originated contracts with customers were as follows:

	March 31, 2025	December 31, 2024
Contract liabilities, deposits on pending settlements	$600,295	$2,473,543
Total contract liabilities	$600,295	$2,473,543
Revenue recognized during the first quarter of 2025 that was included in our contract liabilities balance at December 31, 2024 was $2,473,543, less $668,293 intercompany revenue that was eliminated in consolidation.
5.LIFE SETTLEMENT POLICIES
As of March 31, 2025, the Company held 753 life settlement policies, of which 748 were accounted for using the fair value method and 5 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $1,430,721,703 as of March 31, 2025, with a corresponding fair value of $446,207,963. The aggregate face value of policies accounted for using the investment method was $2,225,000 as of March 31, 2025, with a corresponding carrying value of $1,096,866.
As of December 31, 2024, the Company held 719 life settlement policies, of which 714 were accounted for under the fair value method and 5 were accounted for using the investment method (cost, plus premiums paid). The aggregate face value of policies held at fair value was $1,295,788,355 as of December 31, 2024, with a corresponding fair value of $370,398,447. The aggregate face value of policies accounted for using the investment method was $2,225,000 as of December 31, 2024, with a corresponding carrying value of $1,083,977.
At March 31, 2025, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt, for further details.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of March 31, 2025:
Policies Carried at Fair Value—

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	7	$8,100,000	$8,100,000	$6,614,443
1-2	26	36,287,123	34,767,526	22,108,136
2-3	54	80,394,341	84,088,319	51,072,409
3-4	79	168,702,202	165,063,266	88,362,545
4-5	74	149,454,111	156,971,406	67,339,761
Thereafter	508	987,783,926	977,803,872	210,710,669
Total	748	$1,430,721,703	$1,426,794,389	$446,207,963
Policies accounted for using the investment method—

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$415,098
Thereafter	4	1,475,000	1,498,637	681,768
Total	5	$2,225,000	$2,248,637	$1,096,866
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of March 31, 2025, are as follows:

2025 remaining	$44,844
2026	64,043
2027	60,235
2028	27,866
2029	8,002
Thereafter	9,422
Total	$214,412
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

6.PROPERTY AND EQUIPMENT—NET
Property and equipment—net composed of the following:

	March 31, 2025	December 31, 2024
Computer equipment	$1,351,559	$1,127,188
Furniture and fixtures	91,125	91,125
Leasehold improvements	38,405	38,405
Property and equipment—gross	1,481,089	1,256,718
Less: accumulated depreciation	(298,478)	(231,652)
Property and equipment—net	$1,182,611	$1,025,066
Depreciation expense for the three months ended March 31, 2025 and 2024, was $66,826 and $14,945, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $238,296,200 was recognized as a result of the Abacus Settlements, Carlisle, and FCF acquisitions, which represents the excess fair value of consideration over the fair value of the underlying net assets of the acquired businesses. The estimates of fair value for the Carlisle and FCF acquisitions are based upon preliminary valuation assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Refer to Note 3 Business Combinations for further information.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2024	Additions	Adjustments	March 31, 2025
Life Solutions	$139,930,190	$—	$—	$139,930,190
Asset Management	98,366,010	—	—	98,366,010
Total	$238,296,200	$—	$—	$238,296,200
Intangible Assets acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess-earnings method
Customer relationships	27,400,000	3 - 8 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	Replacement Cost Method
Trade Name	2,000,000	10 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Total	$89,900,000
Intangible assets and related accumulated amortization as of March 31, 2025 are as follows:

	Gross Value	Accumulated Amortization	Net Book Value
Definite-Lived Intangible Assets:
Management agreements	$47,400,000	$2,779,205	$44,620,795
Customer relationships	27,400,000	7,238,472	20,161,528
Non-compete agreements	7,400,000	4,122,223	3,277,777
Internally developed and used technology	2,100,000	1,502,777	597,223
Trade Name	2,000,000	66,668	1,933,332
Total	$86,300,000	$15,709,345	$70,590,655

Indefinite-Lived Intangible Assets:
State Insurance Licenses	$2,700,000	$—	$2,700,000
Trade Name	900,000	—	900,000
Total	$89,900,000	$15,709,345	$74,190,655
Substantially all intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite lived intangible assets was $4,633,154 and $1,667,109 for the three months ended March 31, 2025 and 2024, respectively.
Estimated future amortization of definite-lived intangible assets as of March 31, 2025 is as follows:

2025 remaining	$12,407,797
2026	14,615,953
2027	14,418,731
2028	10,974,703
2029	7,384,286
Thereafter	10,789,185
Total	$70,590,655
The Company also had other insignificant intangible assets of $919,450 and $962,983, net of related amortization, as of March 31, 2025 and December 31, 2024, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities (“Convertible Promissory Notes”) for an initial investment of $1,000,000 each. The value of the combined investment in these two entities was $2,743,338 and $2,205,904 as of March 31, 2025 and December 31, 2024, respectively. The first note bears an annual interest rate of 8% and matures on September 30, 2025. The second note bears an annual interest rate of 5% and matures on October 15, 2028. As part of the agreement for the investment in the second note, the Company has a commitment to invest an additional $1,500,000 during 2025.
The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Note’s conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of March 31, 2025 and December 31, 2024, the Company evaluated the fair value of its investments and determined that the fair value approximates the carrying value of $2,743,338 and $2,205,904, which included $243,338 and $205,904 of non-cash interest income, respectively. There was no unrealized gain or loss recorded. Non-cash interest income recognized for the for the periods ended March 31, 2025 and 2024 was $37,434 and $39,695, respectively.
9.OTHER INVESTMENTS AND OTHER ASSETS
Other Investments:
Equity Investments—The Company owns convertible preferred and common stock in four and two unrelated entities as of March 31, 2025 and December 31, 2024, respectively. The value of the combined investment in these four and two entities was $9,850,000 and $1,850,000 as of March 31, 2025 and December 31, 2024, respectively.
During the first quarter of 2025, the Company acquired $3,000,000 convertible preferred stock and $5,000,000 common stock in two separate unrelated entities, respectively. The investment of $5,000,000 in common stock was purchased by issuing series A convertible preferred stock. Refer to Note 2 Significant Accounting Policies and Recent Accounting Standards and Note 15 Convertible Preferred Stock and Stockholders’ Equity for further information.
The Company applies the measurement alternative for its investments in the common stock and preferred stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of the Seed Units or Preferred Stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income (loss). The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three months ended March 31, 2025 and 2024.
Other Assets:
Other Assets—The Company’s other assets are mainly composed of cash deposits in compliance requirements in various states. As of March 31, 2025 and December 31, 2024, the balance of other assets was $1,850,148 and $1,851,845, respectively.
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VIEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2024 Annual Report, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the three months ended March 31, 2025, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $157,457,353 and liabilities of $118,672,459. For the year ended December 31, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $169,322,167 and $143,200,287, respectively. The Company did not deconsolidate any entities during the period ended March 31, 2025, or during the year ended December 31, 2024.

11.SEGMENT REPORTING
Segment Information—During the first quarter of 2025, the Company updated how it organizes its business. Beginning in the first quarter of 2025, the Company organized its business into three reportable segments (1) Asset Management, (2) Life Solutions, and (3) Technology Services, which all generate revenue and incur expenses in different manners.
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
The Asset Management segment generates revenues by providing asset management services to primarily institutional investors alongside private clients investing in uncorrelated, and longevity-based assets, fixed-income replacement strategies and free cash flow based investment solutions. The revenue is determined by the asset management agreements with the individual investment vehicles. It also generates revenues by providing policy servicing activities to customers on a contract basis (legacy Portfolio Servicing segment).
The Life Solutions segment generates revenues by buying, selling, and trading policies, and maintaining policies until receipt of death benefits (legacy Active Management segment). It also generates revenue by originating life insurance policy settlements between investors or buyers, and the sellers, who is often the original policy owner (legacy Originations segment). The policies are purchased from owners or other providers through advisors, brokers, or directly through the owner.
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
Revenue related to the Company’s reporting segments is as follows:

	Three Months Ended March 31,
	2025	2024
Asset management	$7,773,077	$217,935
Life solutions	36,298,657	21,269,249
Technology services	67,612	—
Total revenue	$44,139,346	$21,487,184
Cost of revenue related to the Company’s reporting segments is as follows:

	Three Months Ended March 31,
	2025	2024
Asset management	$2,742,018	$362,393
Life solutions	3,900,859	2,358,504
Technology services	465,530	—
Total cost of revenue	$7,108,407	$2,720,897
Gross profit related to the Company’s reporting segments reconciled to net income (loss) attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
Asset management	$5,031,059	$(144,458)
Life solutions	32,397,798	18,910,745
Technology services	(397,918)	—
Total gross profit	37,030,939	18,766,287
Sales and marketing	(2,616,000)	(1,929,944)
General and administrative (including stock-based compensation)	(12,263,786)	(11,353,499)
Depreciation and amortization expense	(4,758,546)	(1,682,054)
Other (expense) income	(44,524)	(53,028)
Loss on change in fair value of warrant liability	(4,806,000)	946,960
Interest expense	(9,618,330)	(3,670,445)
Interest income	1,175,001	421,426
Gain (Loss) on change in fair value of debt	3,362,103	(2,712,627)
Unrealized (loss) gain on investments	272,254	1,164,966
Provision for income taxes	(2,334,085)	(1,173,513)
Net income (loss) attributable to non-controlling interests	(759,443)	(73,274)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,639,583	$(1,348,745)
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
As of March 31, 2025 and March 31, 2024, our operations are mostly confined to the United States. In connection with the Carlisle Acquisition closed on December 2, 2024, the Company’s total revenues, total cost of revenue, and total gross profit is comprised of approximately 15%, 28%, and 13%, respectively, related to our operations in Luxembourg for the three-month ended March 31, 2025.
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

Commitment—The Company has entered into a Strategic Services and Expenses Support Agreement (“SSES” or “Expense Support Agreement”) with the Providers in exchange for an option to purchase the outstanding equity ownership of the Providers. Pursuant to the Expense Support Agreement, the Company provides financial support and advice for the expenses of the Providers incurred in connection with their life settlement transactions businesses and the Providers are required to hire a life settlement transactions operations employee of an affiliate of the Company. No later than December 1 of each calendar year, the Company provides a budget for the Providers, in which the Company commits to extend financial support for all operating expenses up to the budgeted amount. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Providers incurred in the ordinary course of business, excluding the premiums paid for the Providers insurance coverages that are allocable to the insurance coverage provided to the Providers, which owns all the outstanding membership interests of the Providers if unrelated to the Providers settlement business. This agreement will expire at the end of 2025 and will not be renewed.
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

	Fair Value Hierarchy
As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$446,207,963	$446,207,963
Available-for-sale securities, at fair value	—	—	2,743,338	2,743,338
Total assets held at fair value	$—	$—	$448,951,301	$448,951,301
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$117,094,610	$117,094,610
Private placement warrants	—	—	14,151,000	14,151,000
Total liabilities held at fair value:	$—	$—	$131,245,610	$131,245,610

	Fair Value Hierarchy
As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies	$—	$—	$370,398,447	$370,398,447
Available-for-sale securities, at fair value	—	—	2,205,904	2,205,904
Total assets held at fair value	$—	$—	$372,604,351	$372,604,351
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$37,430,336	$37,430,336
Long-term debt, at fair value	—	—	105,120,100	105,120,100
Private placement warrants	—	—	9,345,000	9,345,000
Total liabilities held at fair value	$—	$—	$151,895,436	$151,895,436
Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policies using the fair value method. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
For policies carried at fair value, the valuation based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability, such as life expectancies and cash flow discount rates. The inputs are developed based on the best available information, including our own data. The valuation model is based on a discounted cash flow analysis and is sensitive to changes in the discount rate used. The Company utilized a blended average discount rate of 18% and 20% for policy valuations at March 31, 2025 and at December 31, 2024, respectively, which is based on economic and company-specific factors. The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements.
For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,096,866 and $1,083,977 at March 31, 2025 and at December 31, 2024, respectively.
Discount Rate Sensitivity—18% was determined to be the weighted average discount rate used to estimate the fair value of policies held by the Company and its investment funds. If the discount rate increased or decreased by two percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2025, would be as follows:

Rate Adjustment	Fair Value	Change in Fair Value

+2%	$417,791,669	$(28,416,294)
No change	446,207,963
-2%	478,861,553	32,653,590
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of March 31, 2025:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Lincoln National Life Insurance Company	13.1%	13.8%	A
Transamerica	10.4%	13.0%	A
John Hancock Life Insurance Company (U.S.A.)	12.8%	10.9%	A+

The following table provides a roll forward of the fair value of life insurance policies for the three months-ended March 31, 2025:

Fair value at December 31, 2024	$370,398,447
Policies purchased	105,633,081
Realized gain on matured/sold policies	(15,130,764)
Realized gain on matured/sold policies	15,130,764
Premiums paid	(8,308,073)
Unrealized gain on held policies	27,012,517
Change in estimated fair value	33,835,208
Matured/sold policies	(56,836,082)
Premiums paid	8,308,073
Fair value at March 31, 2025	$446,207,963
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
The total change in fair value of the debt resulted in a gain of $(3,362,103). The Company recognized a gain of $(3,362,103) on the change in fair value of the debt resulting from risk-free valuation scenarios, which is included within gain on change in fair value of debt within the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025.
The following table provides a roll forward of the fair value of the outstanding debt for the three months ended March 31, 2025:

Fair value at December 31, 2024	$142,550,436
Debt issued to third parties	16,189,871
Repayment of debt	(38,415,464)
Unrealized loss on change in fair value (risk-free)	(3,362,103)
Change in estimated fair value of debt	(3,362,103)
LMA Income Series, LP excess return accrual	117,616
Deferred issuance costs and discounts	14,254
Fair value at March 31, 2025	$117,094,610
Private Placement Warrants—The Company had 8,900,000 private placement warrants (the “Private Placement Warrants”) outstanding as of March 31, 2025 and December 31, 2024. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive income (loss).
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
The following table presents the key assumptions in the analysis as of the Merger Closing Date:

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
Available-for-Sale Investment—The convertible promissory notes are classified as available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of March 31, 2025 and December 31, 2024, the Company evaluated the fair value of its Promissory Note and determined that the fair value approximates the carrying value of $2,743,338 and $2,205,904, respectively.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash, cash equivalents, accounts receivables, due to affiliates, and due to affiliates approximates fair value due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

		March 31, 2025		December 31, 2024
	Maturity Date	Cost	Fair value	Cost	Fair value
Market-indexed notes:
LMATT Series 2024, Inc.	December 31, 2024	$—	$—	$11,229,560	$14,591,663
Secured borrowing:
Senior Secured Credit Facility	December 10, 2030	100,000,000	100,000,000	100,000,000	100,000,000
LMA Income Series, LP	December 31, 2025	7,521,728	7,521,728	22,838,673	22,838,673

		March 31, 2025		December 31, 2024
	Maturity Date	Cost	Fair value	Cost	Fair value
LMA Income Series II, LP	March 31, 2026	110,294,950	110,294,950	105,856,422	105,856,422
Unamortized debt costs		(4,400,056)	(4,400,056)	(4,533,917)	(4,533,917)
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	November 15, 2028	133,377,075	133,377,075	133,377,075	133,377,075
Sponsor PIK Note	July 5, 2028	12,905,174	12,905,174	12,525,635	12,525,635
Deferred issuance costs and discounts	June 30, 2028	(3,633,975)	(3,633,975)	(3,837,451)	(3,837,451)
Total debt		356,064,896	356,064,896	377,455,997	380,818,100
Less current portion of long-term debt		(118,094,610)	(118,094,610)	(34,068,233)	(38,430,336)
Total long-term debt		$237,970,286	$237,970,286	$343,387,764	$342,387,764
Fixed Rate Senior Unsecured Notes
On November 10, 2023, the Company issued $35,650,000 in fixed rate senior unsecured notes (“Fixed Unsecured Notes”). The net proceeds after related debt issue costs, were used by the Company for general corporate purposes. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments beginning on February 15, 2024 and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after February 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding.
On February 15, 2024, the Company issued an additional $25,000,000 as part of the previously issued Fixed Unsecured Notes. The net proceeds, after related debt issue costs, were used by the Company for general corporate purposes.
On December 2, 2024, the Company issued an additional $72,727,075 as part of the previously issued Fixed Unsecured Notes as consideration for the Carlisle Acquisition.
Senior Secured Credit Facility
On December 10, 2024 (the “Senior Secured Credit Facility Closing Date” or “SSCF Closing Date”), the Company entered into a Credit Agreement (the “Senior Secured Credit Facility” or “SSCF”), among the Company, as borrower, and affiliates of Sagard Senior Lending Partners Holdings II LP and Värde Partners, as lenders, and other persons from time to time party thereto (the “SSCF Lenders”), and GLAS USA LLC, as Administrative Agent and Collateral Agent for the SSCF Lenders thereunder. The SSCF provides credit extensions for (i) an initial term loan in an aggregate principal amount of $100,000,000 upon the closing of the SSCF and (ii) optional delayed draw term loans in an aggregate principal amount of up to $50,000,000 that are available for 180 days after the SSCF Closing Date (“DDTL Facility”), subject to the requirement that on each delayed draw date, the proceeds are used for operations, including the purchase of life settlement policies, to support its overall business strategy, for working capital purposes, and for general corporate purposes, which may include funding previously announced and future acquisitions and repayment and refinancing of its indebtedness. The SSCF and any drawn amounts under the DDTL Facility mature on December 10, 2030, with quarterly amortization payments of (i) 1% per annum of the aggregate principal amount of the initial facility outstanding as of the SSCF Closing Date and DDTL Facility to the extent borrowed and (ii) additional amortization payments based on the Company’s Consolidated Adjusted EBITDA, in each case with the remaining outstanding principal amount due on the maturity date.
The interest rate is based an adjusted term Secured Overnight Financing Rate (“SOFR”), which was calculated as term SOFR plus a fixed rate of 5.25% per annum with a stepdown to 5.00% if the Company achieves certain metrics related to Consolidated Adjusted EBITDA and Total Leverage Ratios. In addition, undrawn amounts committed under the Delayed Draw Facility bear a commitment fee until such commitments are drawn or cancelled. The loan may be prepaid at any time in amounts of $1.0 million or greater, subject to a premium equal to 1.00% of the amount prepaid if prepaid prior to the 12-month anniversary of funding.
The SSCF contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate asset value held at the loan parties to the sum of the outstanding principal amounts of the loans. The SSCF restricts the payment of dividends and distributions and the ability of the Company to make certain investments, incur certain indebtedness and liens and sell assets, in each case subject to important exceptions. The SSCF also includes various financial covenants, each measured on a quarterly basis, including (A) a maximum Secured Leverage Ratio (as defined in the SSCF Credit Agreement), (B) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the SSCF Credit Agreement) and (C) a minimum Asset Coverage Ratio (as defined in the SSCF Credit Agreement). In addition, the SSCF Credit Agreement includes customary events of default, including failure to pay interest or principal in a timely manner, failure to comply with covenants, cross-defaults to other material indebtedness, certain bankruptcy related events and subject to certain threshold and notices requirements as set forth in the Credit Agreement. The Company is in compliance with its debt covenants as of March 31, 2025.
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
LMATT Series 2024, Inc. Market-Indexed Notes:
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, is a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. Upon maturity of the note at the end of 2024, the principal, plus the return based upon the S&P 500 Index must be paid. The note had a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold will reduce the note on a one-to-one basis. As of March 31, 2025, $— of the principal amount remained outstanding.
During January 2025, the Company paid $11,229,560 to extinguish the notes.
The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of March 31, 2025 and December 31, 2024, the fair value of LMATT Series 2024, Inc. notes was $— and $14,591,663, respectively.
The notes were secured by the assets of the issuing entities, which included cash, S&P 500 call options, and life settlement policies. The notes’ agreements do not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There are also no restrictive covenants associated with the notes with which the entities must comply.
LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
On September 2, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP (“LMAIS”) and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering is three years with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners will receive an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9% which would require a 15% net internal rate of return. The General Partner will receive 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three months ended March 31, 2025.
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
Dividends paid and accrued are included in interest expense. The excess dividend returns will not be paid by LMA Income Series, LP until termination, are considered non-cash interest expense, and are included in the principal balance outstanding. As of March 31, 2025 and December 31, 2024, $117,616 and $949,229 in non-cash interest expense was added to the outstanding principal balance, respectively.
During March 2025, the Company paid $15,434,561 to extinguish a portion of the secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of March 31, 2025 and December 31, 2024, the fair value of the secured borrowing was $7,521,728 and $22,838,673, respectively. LMAIS is secured by its assets, which includes cash, accounts receivable, and life settlement policies totaling $11,530,819 as of March 31, 2025.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP (“LMAIS II”) and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years maturing on March 31, 2026 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series II, GP, LLC. During 2024, the LMAIS II offering was amended to be able to add additional limited partners, an option to delay redemption date to June 30, 2027 and December 31, 2028, and an increase to the Preferred Return Amount by fifty basis points. Effective April 1, 2024, the limited partners received annual dividends equal to the Preferred Return Amounts as follows: Capital commitment less than $500,000, 8.0%; between $500,000 and $1,000,000, 8.25%; over $1,000,000, 8.5%. Thereafter, 100% of the excess to be paid to the General Partner.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three months ended March 31, 2025.
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
During the first quarter of 2025, LMA Income Series II, GP, LLC through the LMA Income Series II, LP admitted $16,189,871 additional limited partnership interests and redeemed $11,751,343 existing limited partnership interests.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of March 31, 2025 and December 31, 2024, the fair value of the secured borrowing was $110,294,950 and $105,856,422, respectively. LMAIS II is secured by its assets, which includes cash, accounts receivable, and life settlement policies totaling $147,116,205 as of March 31, 2025.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.00% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of March 31, 2025 and December 31, 2024, $2,433,526 and $1,409,770 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, at March 31, 2025 are as follows:

Years	Amount
2025 remaining	$8,521,728
2026	111,294,950
2027	1,000,000
2028	147,282,249
2029	1,000,000
Thereafter	95,000,000
Total	$364,098,927
15.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. 5,000 shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2025, there were 96,853,039 shares of common stock issued, of which 95,804,813 are outstanding and 1,048,226 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
On March 18, 2025, the Company’s Board of Directors authorized the issuance of 5,000 shares of Series A Convertible Preferred Stock with a $5,000,000 aggregate liquidation preference in in a private placement transaction. The Series A Convertible Preferred Stock will be classified as mezzanine equity due to the holder redemption rights upon change of control, which was determined to be outside of the Company’s control. Key terms include:
•Dividends: 7.5% annual rate on the $1,000 per share liquidation preference, payable in cash or in-kind.
•Ranking: Senior to common stock for dividends and liquidation rights.
•Redemption: Company may redeem after March 18, 2028 (3 years after issuance).
•Change of Control: Holders can require repurchase upon a Change of Control.
•Conversion: Initial conversion rate of 100 shares of common stock per $1,000 of liquidation preference, subject to anti-dilution adjustments.
•Maturity: No stated maturity; remains outstanding indefinitely unless redeemed, repurchased, or converted
•Voting Rights: Holders generally vote on an as-converted basis with common stock.
Public Warrants
As of March 31, 2025, the Company had 11,723,395 public warrants (“Public Warrants”) outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire five years from the purchase date of July 27, 2020 or August 25, 2020, the dates of the initial public offering and over-allotment, respectively, by the Sponsor, or earlier upon redemption or liquidation.
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
During 2024, the Company’s share price reached the warrant exercise price of $11.50. Certain public warrant holders redeemed their warrants for the Company’s common stock. During the three months ended March 31, 2025, the Company negotiated a non-cash conversion of approximately 5 million of public warrants in exchange for approximately 1 million in the Company common stock.
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
As of March 31, 2025, $2,974,863 remained available for repurchase under the authorization approved by the Company’s board of directors. The authorization for the stock repurchase program may be suspended, terminated, increased or decreased by our board of directors at any time without prior notice.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	1,048,226	$12,025,137	$11.61
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 28, 2025	—	—	—
March 1, 2025 to March 31, 2025	—	—	—
As of March 31, 2025	1,048,226	$12,025,137	$11.61

16.STOCK- BASED COMPENSATION
Long-term Incentive Plan:
The Company awards restricted stock units (“RSUs”) to executives, employees, and directors as part of the Company’s Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan”). This plan provides that equity-based awards, including restricted stock units, performance stock units (“PSU”), stock options, and unrestricted shares of common stock, may be granted to officers, employees, and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Long-term Incentive Plan. The expense associated with these awards will be based on the fair value of the stock as of the grant date, where the Company elected to use the straight line recognition over the vesting period, which is three years. Under the approved Long-term Incentive Plan, generally, each RSU entitles the unit holder to one share of common stock when the restriction expires. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur.
As of March 31, 2025, 10,215,756 shares of common stock remained available for issuance under the Long-term Incentive Plan.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of March 31, 2025 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2024	3,475,760	$6.98
Granted	—	—
Vested	(36,000)	12.37
Forfeited	(4,713)	7.01
Restricted stock units, unvested, March 31, 2025	3,435,047	$6.90
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2024	345,263	$12.37
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, March 31, 2025	345,263	$—
Compensation costs recognized for RSUs and stock options were $2,355,395 and $6,093,371 for the three months ended March 31, 2025 and 2024, respectively. The March 31, 2024 amount included $4,583,632 of CEO Restricted Stock that were fully vested on November 21, 2024. $485,319 and $1,870,076 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively. As of March 31, 2025, there was approximately $18,128,349 of unrecognized compensation costs related to RSUs and options which the Company expects to recognize over the next 1.7 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee compensation and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended March 31, 2025 and 2024, the Company recognized expenses related to the 401(k) Plan amounting to $118,123 and $108,816, respectively. For the three months ended March 31, 2025 and 2024, the Company did not make discretionary contributions.
18.INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company recorded a provision for income taxes (benefit) of $2,334,085 and $1,173,513, respectively. The effective tax rate is 30.2% for the three months ended March 31, 2025 primarily driven by the increase in net income. The effective rate for the three months ended March 31, 2024 was 1151.0% due to the impact of stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m) and the impact of the VIEs.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at March 31, 2025, and December 31, 2024, and did not recognize any interest or penalties related to uncertain tax positions at March 31, 2025, and December 31, 2024. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income (loss) during 2025.
19.RELATED-PARTY TRANSACTIONS
As of March 31, 2025 and December 31, 2024, $1,666,047 and $1,527,062, respectively, was due from affiliates. The majority of the due from affiliates amount represents transaction costs incurred by the Company related to the formation of an investment fund being registered under the Investment

Company Act of 1940 that will be reimbursed upon regulatory approval and effectiveness of the investment fund and subsequent sale of shares in the investment fund.
The Sponsor PIK Note for $12,905,174 is also recorded as a related party transaction given the relationship between the Sponsor and the Company. Refer to Note 14 Long-Term Debt for more information.
Life policy sales to or purchases from the Carlisle Funds are considered related party activity. In addition, management and performance fee receivables from the Carlisle Funds are considered related party receivables. As of Mar 31, 2025, the Company had $6,062,598 and $14,037,322 current and noncurrent related party receivables due from the Carlisle Funds, respectively. As of December 31, 2024, the Company had $6,772,072 and $13,379,301 current and noncurrent related party receivables due from the Carlisle Funds, respectively.
As of March 31, 2025, and December 31, 2024, there were $467,957 and $337,840, respectively, owed by the Carlisle Funds for portfolio servicing related activities, which are included as related-party receivables in the consolidated balance sheets.
For three months ended March 31, 2025 and 2024, the Company recognized $901,346 and $— in realized gains from life policy sales to the Carlisle Funds, respectively.
For three months ended March 31, 2025 and 2024, the Company recognized $326,487 and $— in servicing revenue from the Carlisle Funds, respectively.
The Company has a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company earned servicing revenue related to policy and administrative services on behalf of the Nova Funds. The servicing fee was equal to fifty basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $— and $213,447 in servicing revenue related to the Nova Funds for the three months ended March 31, 2025 and 2024, respectively.
20.LEASES
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
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	As of March 31, 2025	As of December 31, 2024
Assets:
Operating lease right-of-use assets	$4,673,433	$4,722,573
Liabilities:
Operating lease liability, current	514,137	515,597

Operating lease liability, non-current	4,460,924	4,580,158
Total lease liability	$4,975,061	$5,095,755
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$179,143	$121,833
Variable lease cost	25,150	20,769
Total lease cost	$204,293	$142,602
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of the lease liability
Operating cash flows from operating leases	$323,911	$85,314
ROU assets obtained in exchange for new lease liabilities	—	359,352
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.72	5.76
Weighted-average discount rate	9.78%	9.67%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at March 31, 2025 are as follows:

Operating leases
Remaining of 2025	$749,919
2026	1,027,572
2027	1,058,373
2028	1,090,067
2029	1,122,833
Thereafter	1,917,564
Total operating lease payments (undiscounted)	6,966,328
Less: Imputed interest	(1,991,267)
Lease liability as of March 31, 2025	$4,975,061
21.EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share represents net income (loss) attributable to stockholders divided by the weighted average number of common stock outstanding during the reported period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by giving effect to all potential weighted average dilutive common stock. For diluted earnings (loss) per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if converted method, as applicable.
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders for basic and diluted earnings (loss) per share	$4,639,583	$(1,348,745)

Weighted-average common shares outstanding for basic earnings (loss) per share	96,193,199	63,027,246
RSUs	1,227,946	—
Series A preferred stock	77,778	—
Shares used for diluted earnings per share	97,498,923	63,027,246
Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$(0.02)
Diluted earnings (loss) per share	$0.05	$(0.02)
22.SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued.
Stock repurchase program—On April 9, 2025, the Board of Directors of the Company approved a $15 million stock repurchase program in effect for eighteen months.
NIB Acquisition—On April 24, 2025, the Company completed the acquisition of National Insurance Brokerage, LLC ("NIB"), a Delaware limited liability company (the “NIB Acquisition”). NIB was wholly owned by Jay Jackson, Chief Executive Officer of the Company, who held a 25% beneficial interest in NIB, and KMG Group Holdings, LLC ("KMG"), who held a 75% beneficial interest in NIB (the "Sellers"). KMG is equally owned by Matthew Ganovsky, Co-Founder and President, K. Scott Kirby, Co-Founder and President, and Sean McNealy, Co-Founder and President. The Company paid $3,000,000 in cash to acquire 100% of the interest in NIB.
*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ABACUS GLOBAL MANAGEMENT, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement and in our 2024 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Company’s financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K.
Business Overview
The Company is a leading financial services company specializing in alternative asset management, data-driven wealth solutions, technology innovations, and institutional services. With a focus on longevity-based assets and personalized financial planning, Abacus leverages proprietary data analytics and decades of industry expertise to deliver innovative solutions that optimize financial outcomes for individuals and institutions worldwide
Performance Measures
NM = Not meaningful.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended March 31,
	2025	2024
REVENUES:
Asset management	$7,773,077	$217,935
Life solutions	36,298,657	21,269,249
Technology services	67,612	—
Total revenues	44,139,346	21,487,184

	Three Months Ended March 31,
	2025	2024
COST OF REVENUES (excluding depreciation and amortization stated below):
Total cost of revenue	7,108,407	2,720,897
GROSS PROFIT	37,030,939	18,766,287
OPERATING EXPENSES:
Sales and marketing	2,616,000	1,929,944
General and administrative (including stock-based compensation)	12,263,786	11,353,499
Change in fair value of debt	(3,362,103)	2,712,627
Unrealized gain on investments	(272,254)	(1,164,966)
Depreciation and amortization expense	4,758,546	1,682,054
Total operating expenses	16,003,975	16,513,158
OPERATING INCOME	21,026,964	2,253,129
OTHER INCOME (EXPENSE):
Change in fair value of warrant liability	(4,806,000)	946,960
Interest expense	(9,618,330)	(3,670,445)
Interest income	1,175,001	421,426
Other expense	(44,524)	(53,028)
Total other (expense)	(13,293,853)	(2,355,087)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	7,733,111	(101,958)
Income tax expense	2,334,085	1,173,513
NET INCOME (LOSS)	5,399,026	(1,275,471)
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	759,443	73,274
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,639,583	$(1,348,745)
Revenue
Asset Management

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Related party asset management fees	$6,698,201	$—	$6,698,201	NM
Asset management fees	729,010	—	729,010	NM
Related party serving revenue	326,487	185,185	141,302	76.3%
Portfolio servicing revenue	19,379	32,750	(13,371)	(40.8)%
Total asset management revenue	$7,773,077	$217,935	7,555,142	3466.7%
Asset management revenue increased by $7,555,142 or 3,466.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is mainly due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue activity having commenced in December 2024.

Life Solutions

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Realized and unrealized gains from life insurance policies held using the fair value method	$32,933,861	$12,337,726	$20,596,135	166.9%
Related party realized gains from life insurance policies held using the fair value method	901,346	—	901,346	NM
Fee-based services	—	6,959,273	(6,959,273)	(100.0)%
Investment income from life insurance policies held using the investment method	—	500,000	(500,000)	(100.0)%
Originations	2,463,450	1,472,250	991,200	67.3%
Total life solutions revenue	$36,298,657	$21,269,249	$15,029,408	70.7%
Life solutions revenue increased by $15,029,408 or 70.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is mainly due to $21,721,963 total unrealized gains from life insurance policies held using fair value, $5,652,552 realized gains from life insurance policies held using fair value, partially offset by $(6,959,273) fee-based services that did not recur and $(5,877,033) increase in premiums paid.
Technology Services

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Technology services	$67,612	$—	$67,612	NM
Technology services revenue increased to $67,612 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is mainly due technology service revenue activity having commenced in December 2024.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$7,108,407	$2,720,212	$4,388,195	161.3%
Cost of revenues (excluding depreciation and amortization) increased by $4,388,195, or 161.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in cost of revenues is primarily due to increase in payroll expense related to growth in life policy acquisition and sale activity, $2,117,349 asset management retrocession fees, and $1,208,138 increase of commissions for origination activity.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross profit	$37,030,939	$18,766,287	$18,264,652	97.3%
Gross profit increased by $18,264,652, or 97.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in gross profit is primarily due to an increase in active management revenue.

Operating Expenses
Sales and Marketing Expenses

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Sales and marketing expenses	$2,616,000	$1,929,944	$686,056	35.5%
Sales and marketing expenses increased by $686,056 or 35.5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily related to an increase in advertising costs to support our life policy revenue growth strategy.
General, Administrative, and Other

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
General and administrative (including stock-based compensation)	$12,263,786	$11,353,499	$910,287	8.0%
General and administrative (including stock-based compensation) increased by $910,287, or 8.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily related to payroll expense of $2,583,886 in connection with the 2024 business acquisitions, legal and professional fees of $1,477,121, and an increase in other expenses general and administrative expenses of $1,246,315, partially offset by decrease in non-cash stock based compensation expense of $(3,900,688) related to CEO stock-based expenses offset by a quarter of employee RSU expenses.
Depreciation and amortization expense

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Depreciation and amortization	$4,758,546	$1,682,054	$3,076,492	182.9%
The increase of $3,076,492, or 182.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 in depreciation and amortization expense is related to the amortization of acquired Carlisle and FCF intangible assets.
Unrealized Loss (Gain) on Investments

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Unrealized gain on investments	$(272,254)	$(1,164,966)	$892,712	(76.6)%
Unrealized gain on investments decreased by $892,712 or 76.6% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The change is mainly due to the sale of investments in S&P 500 options in June and December 2024 used to pay off the market-indexed notes between July 2024 and January 2025.
(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
(Gain) loss on change in fair value of debt	$(3,362,103)	$2,712,627	$(6,074,730)	(223.9)%
Gain in the fair value of debt increased by $6,074,730, or (223.9)% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily attributable to the payoff of the market-indexed notes between July 2024 and January 2025.
Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other expense	$(44,524)	$(53,028)	$8,504	(16.0)%
Interest expense	(9,618,330)	(3,670,445)	(5,947,885)	162.0%
Interest income	1,175,001	421,426	753,575	178.8%
Change in fair value of warrant liability	(4,806,000)	946,960	(5,752,960)	(607.5)%
Other expense decreased by $8,504, or 16.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is primarily related to other expense activities.
Interest expense was $9,618,330 for the three months ended March 31, 2025 compared to $3,670,445 the three months ended March 31, 2024. The increase in interest expense is primarily related to the $72,727,075 increase in the Fixed Rate Senior Unsecured Notes in connection with the Carlisle Acquisition and to the $100,000,000 issuance of the Senior Secured Credit Facility in December 2024.
Interest income was 1,175,001, for the three months ended March 31, 2025, compared to $421,426 for the three months ended March 31, 2024. The increase in interest income is related to interest earned on our bank deposits.
Change in fair value of warrant liability was $(4,806,000) for the three months ended March 31, 2025, compared to 946,960 for the three months ended March 31, 2024. The change is primarily attributable to the increase in the price for the public warrants from March 31, 2024 to March 31, 2025, which is a determining factor for measuring the fair value of the private warrants.
Income Tax Expense

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Income tax expense	$2,334,085	$1,173,513	$1,160,572	98.9%
Income tax expense increased by $1,160,572, or 98.9% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Our effective income tax rate for the three months ended March 31, 2025 and three months March 31, 2024, was 30.2% and 1151.0%, respectively. The increase was primarily driven by the increase in net income, offset by a decrease in stock-based compensation expense deduction limited by IRC Section 162(m).
Results of Operations—Segment Results
We operate our business as three operating and reportable segments: Asset Management, Life Solutions, and Technology Services. For additional information about our segments, see Note 11 Segment Reporting in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset Management

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Revenue	$7,773,077	$217,935	$7,555,142	3466.7%
Cost of revenue	2,742,018	$362,393	2,379,625	656.6%
Gross profit (loss)	$5,031,059	$(144,458)	$5,175,517	3582.7%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our asset management segment increased by $2,379,625 or 656.6%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue and related cost of revenue activity commenced in December 2024.
The change of gross profit is a product of the change of revenue and cost of revenue.
Life Solutions

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Revenue	$36,298,657	$21,269,249	$15,029,408	70.7%
Cost of revenue	3,900,859	2,358,504	1,542,355	65.4%
Gross profit	$32,397,798	$18,910,745	$13,487,053	71.3%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our life solutions segment increased by $1,542,355 or 65.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly due to an increase in policy acquisition activity, policy trading activity, and compensation related expenses, including an increase of $1,208,138 related to origination services.
The change of gross profit is a product of the change of revenue and cost of revenue.
Technology Services

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Revenue	$67,612	$—	$67,612	100.0%
Cost of revenue	465,530	—	465,530	NM
Gross profit	$(397,918)	$—	$(397,918)	100%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.

Cost of revenue from our life solutions segment increased by $465,530, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly due to compensation expenses. Our technology service revenue and related cost of revenue activity commenced in December 2024.
The change of gross profit is a product of the change of revenue and cost of revenue.
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

Non-GAAP Measure	Comparable GAAP Measure
Adjusted Net Income, Adjusted EPS	Net Income (Loss) Attributable to Common Stockholders and EPS
Adjusted EBITDA	Net Income (Loss)
Adjusted Net Income, Adjusted EPS, Adjusted EBITDA and Adjusted EBITDA Margin, are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, net income (loss) (for Adjusted EBITDA and Adjusted EBITDA Margin), net income (loss) attributable to common stockholders (for Adjusted Net Income) or earnings (loss) per share (for Adjusted EPS), which are considered to be the most directly comparable GAAP measures. These non-GAAP financial measures have limitations as analytical tools, and when assessing Company’s operating performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for net income (loss), net income (loss) attributable to common stockholders, earnings (loss) per share or other consolidated statements of operations and comprehensive income (loss) data prepared in accordance with GAAP.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,639,583	$(1,348,745)
Net income attributable to noncontrolling interests	759,443	73,274
Stock based compensation	2,355,395	6,093,371
Amortization expense	4,691,720	1,667,109
Change in fair value of warrant liability	4,806,000	(946,960)
Tax impact [1]	—	1,165,902
ADJUSTED NET INCOME	$17,252,141	$6,703,951
Weighted-average stock outstanding—basic	96,193,199	63,027,246
Weighted-average stock outstanding—diluted	97,498,923	63,027,246
Adjusted EPS—basic	$0.18	$0.11
Adjusted EPS—diluted	$0.18	$0.11
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
The change in adjusted net Income was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax, business acquisition costs, non-cash expenses, and certain other items that in our judgement significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, change in fair value of debt, change in fair value of warrant liability, S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized and unrealized loss on investments), non-cash stock based compensation, and other items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows from operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
Management believes the use of Adjusted EBITDA assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are variable from year to year, Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values and operating expenses, providing a perspective not immediately apparent from net income (loss) and operating income (loss). The adjustments we make to derive the non-GAAP measure of Adjusted EBITDA exclude items which may cause short-term fluctuations in net income (loss) and operating income (loss) and which we do not consider to be the fundamental attributes or primary drivers of our business.
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis:

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS)	$5,399,026	$(1,275,471)
Depreciation and amortization expense	4,758,546	1,682,054
Income tax expense	2,334,085	1,173,513
Interest expense	9,618,330	3,670,445
Other expense	44,524	53,028
Interest income	(1,175,001)	(421,426)
Change in fair value of warrant liability	4,806,000	(946,960)
Stock based compensation	2,355,395	6,093,371
Unrealized gain on investments	(272,254)	(1,164,966)
Change in fair value of debt	(3,362,103)	2,712,627
ADJUSTED EBITDA	$24,506,548	$11,576,215
Adjusted EBITDA margin	55.5%	53.9%
Net income (loss) margin	12.2%	(5.9)%
The change in adjusted EBITDA was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
Key metrics
We monitor the following key business metrics:
▪Revenue generated from life policies: (i) policies sold and purchased, (ii) realized gains on sold and matured policies, (iii) unrealized gains on held policies, and (iv) face value of policies held. The number of policies sold and purchased helps us measure the level of active management activity for the period that leads to realized and unrealized gains, respectively. Realized gains on sold and matured policies is used to measure the level of profit optimization. Unrealized gains on held policies is used to measure our policy optimization. The face value or net death benefit of policies represents the maximum potential revenue realization on policies held. Refer to the Results from Operations section above for a summary of active management key business metrics for investment and fair value method policies.
▪Asset management revenue: (i) assets under management also referred to as net asset value of funds (“AUM” or “NAV”). AUM drives management fees and performance fees generated by the Company.
▪Servicing revenue: (i) number of policies serviced, (ii) value of policies serviced, and (iii) total invested dollars. Servicing revenue involves the provision of services to one affiliate by common ownership and third parties which own life insurance policies. The number of policies and the value of policies serviced represents the volume and dollar value of policies over which the above services are performed. Total invested dollars represent the acquisition cost plus premiums paid by the policy.
▪Origination revenue: the number of policies originated year-over-year in measuring our performance. Origination revenues represent fees negotiated for each purchase and sale of a policy to an investor. The number of policy originations represents the volume of policies over which the above origination services are performed. The number of policy originations directly correlates with origination revenues allowing management to evaluate fees earned upon each transaction. There are no estimates, assumptions, or limitations specific to the number of policy originations.
Our key business metrics are summarized below for revenues derived from life policies:

The aggregate face value of policies held at fair value is $1,430,721,703 as of March 31, 2025 with a corresponding fair value of $446,207,963. Additional information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended March 31,		Change	% Change
	2025	2024
Fair value method policies:
Policies bought	171	122	49	40.2%
Policies sold	118	93	25	26.9%
Policies matured	15	2	13	650.0%
Average realized gain (loss) on policies sold	21.0%	21.0%
Number of external counter parties that purchased policies	19	8	11	137.5%
Total realized gains, net of premiums paid	$13,875,116	$8,683,082	5,192,034	59.8%
Realized gains from maturities, net of premiums paid	$6,907,327	$118,007	6,789,320	5753.3%
The aggregate face value of policies accounted for using the investment method is $2,225,000 as of March 31, 2025, with a corresponding carrying value of $1,096,866. Additional information regarding policies accounted for under the investment method is as follows:

	Three Months Ended March 31,		Change	% Change
	2025	2024
Investment Method:
Policies bought	—	—	—	NM
Policies sold	—	—	—	NM
Policies matured	—	1	(1)	(100.0)%
Average realized gain (loss) on policies sold	—%	79.0%
Number of external counter parties that purchased policies	—	—	—	NM
Total realized gains	$—	$220,256	(220,256)	(100.0)%
Realized gains from maturities	$—	$220,256	(220,256)	(100.0)%
Our key business metrics are summarized below for revenues derived from asset management, portfolio servicing, and originations:

	Three Months Ended March 31,		Change	% Change
	2025	2024
Assets under management	$2,542,185,454	$—	$2,542,185,454	NM
Number of policies serviced [1]	2,415	746	1,669	223.7%
Value of policies serviced ($) [1]	$6,119,634,672	$1,055,267,630	$5,064,367,042	479.9%
Total invested dollars ($) [1]	$2,556,019,697	$220,875,215	$2,335,144,482	1057.2%
Number of policy originations to external parties	31	24	7	29.2%
Number of policy originations to subsidiaries eliminated in consolidation	151	95	56	58.9%
[1] For the three months ended March 31, 2025, LMA and LMA subsidiaries comprised 736 of the policies serviced, $1,379,845,928 value of the policies serviced, and $334,557,381 of the total invested dollars. For the three months ended March 31, 2024, LMA and LMA subsidiaries comprised 323 of the policies serviced, $537,855,702 value of the policies serviced, and $103,405,908 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.
Pro Forma Non-GAAP Financial Measures and Segment Results

Non-GAAP Measure	Comparable GAAP Measure
Pro Forma Adjusted Net Income, Pro Forma Adjusted EPS	Net Income (Loss) Attributable to Common Stockholders, EPS
Pro Forma Adjusted EBITDA	Net Income (Loss) for Common Stockholders
Pro Forma Adjusted Net Income and Pro Forma Adjusted EPS
Refer to the Adjusted Net Income and Pro Forma Adjusted EPS section for the description of this measure and comparable GAAP measures. The three months ended March 31, 2024 includes Carlisle’s historical information prior the Carlisle Acquisition.
The following table presents a reconciliation of Pro Forma Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Pro Forma Adjusted EPS to the most comparable GAAP financial measure, earnings (loss) per share combined with Carlisle on a historical basis for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024
PRO FORMA NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,639,583	$685,285
Net income attributable to noncontrolling interests	759,443	73,274
Amortization expense	4,691,720	1,667,109
Stock based compensation	2,355,395	6,093,371
Change in fair value of warrant liability	4,806,000	(946,960)
Tax impact [1]	—	1,165,902
PRO FORMA ADJUSTED NET INCOME	$17,252,141	$8,737,981
Pro forma weighted-average stock outstanding—basic	96,193,199	72,240,981
Pro forma weighted-average stock outstanding—diluted	97,498,923	72,240,981
Pro forma Adjusted EPS—basic	$0.18	$0.12
Pro forma Adjusted EPS—diluted	$0.18	$0.12
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
The pro forma change in adjusted net Income was primarily a result of the factors described in connection with non-pro forma operating revenues and operating expenses adjusted for $2,034,030 pro forma Carlisle net income for the three months ended March 31, 2024.
Pro Forma Adjusted EBITDA
Refer to the Adjusted EBITDA section for the description of this measure and comparable GAAP measures. Only the three months ended March 31, 2024 combines Carlisle historical information prior the Carlisle Acquisition.
The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin to the most comparable GAAP financial measure, net income (loss) for common stockholders combined with Carlisle on a historical basis for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024
PRO FORMA NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$5,399,026	$758,559
Depreciation and amortization expense	4,758,546	1,682,054
Income tax expense	2,334,085	1,494,802
Interest expense	9,618,330	3,674,392
Other expense	44,524	6,285
Interest income	(1,175,001)	(482,571)
Change in fair value of warrant liability	4,806,000	(946,960)
Stock based compensation	2,355,395	6,093,371
Unrealized gain on investments	(272,254)	(1,275,539)
Change in fair value of debt	(3,362,103)	2,712,627
PRO FORMA ADJUSTED EBITDA	$24,506,548	$13,717,020
PRO FORMA REVENUE	$44,139,346	$28,350,683

	Three Months Ended March 31,
	2025	2024
Pro forma adjusted EBITDA margin	55.52%	48.38%
Pro forma net income margin	12.2%	2.7%
The pro forma change in adjusted EBITDA was primarily a result of the non-pro forma factors described in connection with operating revenues and operating expenses and the items listed above adjusted for $2,034,030 pro forma Carlisle net income and $106,775 Carlisle EBITDA adjustments for the three months ended March 31, 2024.
Pro forma Segment Revenue
The table below summarizes the combined results of operations for the Company and Carlisle in connection with the Carlisle Acquisition as if the Companies were combined for the three months ended March 31, 2024. The unaudited supplemental pro forma financial information related to the asset management segment as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Three Months Ended March 31,
	2025	2024
Revenue	$7,773,077	$7,081,434
Cost of revenue	2,742,018	2,799,779
Gross profit	$5,031,059	$4,281,655
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing and originating policies while also effectively utilizing cash and other sources of liquidity to purchase additional life settlement policies. As of March 31, 2025 and December 31, 2024, our principal source of liquidity was cash and cash equivalents totaling $43,761,731 and $131,944,282, respectively.
Our future capital requirements will depend on many factors, including our revenue growth rate and the expansion of our active management, portfolio, and origination activities. The Company may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. The Company may seek additional equity or debt financing.
In December 2023, the Company’s board of directors approved a $15,000,000 share repurchase plan that will expire in May 2025. As of March 31, 2025, $2,974,863 remains available for repurchases under the approved plan. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity, to the Interim Financial Statements for additional information.
We believe that our current cash and cash equivalents as well as cash generated from operations will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Quarterly Report on From 10-Q.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Net cash (used in) provided by operating activities	$(61,590,694)	$2,514,288	$(64,104,982)
Net cash used in investing activities	(3,739,403)	(253,793)	(3,485,610)
Net cash (used in) provided by financing activities	(22,852,454)	37,537,349	$(60,389,803)
Operating Activities
During the three months ended March 31, 2025 our operating activities used $(61,590,694) of net cash as compared to $2,514,288 of net cash provided from operating activities during the three months ended March 31, 2024. The increase of $(64,104,982) in net cash used from operating activities was primarily due to $(51,171,210) change in life settlement purchase and sale activity and $(21,721,963) increase in unrealized gains on life settlement policies, partially offset by $9,906,246 decrease in accounts receivable.
Investing Activities
During the three months ended March 31, 2025 investing activities used $(3,739,403) of net cash as compared to $(253,793) net cash used during the three months ended March 31, 2024. The increase of $(3,485,610) in net cash used in investing activities was primarily related to the $(3,000,000) purchase of other investments.
Financing Activities
During the three months ended March 31, 2025 financing activities used $(22,852,454) of net cash as compared to $37,537,349 of net cash provided during the three months ended March 31, 2024. The increase of $(60,389,803) in net cash used in financing activities is primarily due to $(38,415,464) repayment of long-term debt, $(26,731,002) decrease in debt issuance proceeds, and $(3,610,253) decrease in public warrant conversions for cash, partially offset by $7,524,392 decrease in share repurchases.
Contractual Obligations and Commitments
Refer to the following notes in our Interim Financial Statements for a list of contractual obligations and commitments:
•Note 12 Commitments and Contingencies for a list of commitments and contingencies.
•Note 14 Long-Term Debt for a list of outstanding debt, related interest rates, and maturity dates.
•Note 20 Leases for our outstanding lease obligations.
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
Changes in Internal Control
There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
*****

Part II Other Information
Item 1. Legal Proceedings
From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2025.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer
The Company did not repurchase any shares of stock during the three months ended March 31, 2025 under our stock repurchase plan. See Note 15 Convertible Preferred Stock and Stockholders’ Equity to the consolidated Interim Financial Statements for further discussion of our stock repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
During the quarter ended March 31, 2025, none of the Company’s officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

3.3	Amended and Restated Bylaws of Abacus Global Management, Inc., dated February 27, 2025.
4.1	Specimen Common Stock Certificate, incorporated by reference from the Company’s Form S-1 filed July 2, 2020.
4.2	Specimen Warrant Certificate, incorporated by reference from the Company’s Form S-1 filed July 2, 2020.
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

4.11	Description of registrant’s securities.
10.1	Warrant Forfeiture Agreement, dated as of June 30, 2023, by and among East Resources Acquisition Company and Sponsor incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.2
Amended and Restated Registration Rights Agreement, dated as of June 30, 2023, by and among the Company, Sponsor, certain equityholders of East Resources Acquisition Company named therein and certain equityholders of the LMA and Legacy Abacus named therein, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.

10.3	Letter Agreement, dated as of July 23, 2020, among the Company, its officers and directors and the Sponsor, incorporated by reference from the Company’s Form 8-K filed July 27, 2020.
10.4	Form of Indemnification Agreement, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
10.5	Abacus Life, Inc. Amended and Restated 2024 Long—Term Equity Compensation Incentive Plan, incorporated by reference from Appendix A to the Company’s Proxy Statement filed on April 29, 2024.

Exhibit Number	Description

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

10.21	Form of Abacus Option Agreement 2024 Plan.
10.22	Form of Abacus RSU Agreement 2024 Plan.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
19.1	Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABACUS GLOBAL MANAGEMENT, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer

Date: May 8, 2025

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 8, 2025