Form 10-Q
period 2025-06-30
Abacus Global Management, Inc.
filed 2025-08-12
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had 96,764,624 shares of common stock, $0.0001 par value per share, issued and outstanding as of August 1, 2025.

ABACUS GLOBAL MANAGEMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,836,871	$131,944,282
Accounts receivable	14,512,827	15,785,531
Accounts receivable, related party	10,989,251	7,113,369
Income taxes receivable	145,839	2,099,673
Prepaid expenses and other current assets	5,435,222	2,621,791
Total current assets	105,920,010	159,564,646
Property and equipment, net	1,517,845	1,025,066
Intangible assets, net	71,392,006	79,786,793
Goodwill	238,921,108	238,296,200
Operating right-of-use assets	4,867,682	4,722,573
Management and performance fee receivable, related party	14,501,482	13,379,301
Life settlement policies, at fair value	386,144,698	370,398,447
Life settlement policies, at cost	1,109,808	1,083,977
Available-for-sale securities, at fair value	3,287,463	2,205,904
Other investments	9,850,000	1,850,000
Other assets	10,845,818	1,851,845
TOTAL ASSETS	$848,357,920	$874,164,752
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$117,869,504	$37,430,336
Current portion of long-term debt	1,000,000	1,000,000
Accrued expenses	5,316,412	6,139,472
Current operating lease liabilities	646,851	515,597
Contract liabilities, deposits on pending settlements	45,869	2,473,543
Accrued transaction costs	879,329	483,206
Other current liabilities	12,143,344	14,423,925

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	June 30, 2025 (unaudited)	December 31, 2024
Income taxes payable	2,276,726	—
Total current liabilities	140,178,035	62,466,079
Long-term debt, net	224,895,561	224,742,029
Long-term debt, at fair value	—	105,120,100
Long-term debt, related party	13,296,214	12,525,635
Retrocession fees payable	5,361,714	5,312,214
Noncurrent operating lease liabilities	4,713,328	4,580,158
Deferred tax liability	28,411,876	26,778,865
Warrant liability	9,968,000	9,345,000
TOTAL LIABILITIES	426,824,728	450,870,080
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Series A convertible preferred stock, $0.0001 par value; 5,000 shares authorized; 5,000 issued and outstanding	5,000,000	—
TOTAL MEZZANINE EQUITY	5,000,000	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 5,000 issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 97,954,471 and 96,731,194 shares issued at June 30, 2025 and December 31, 2024, respectively	9,795	10,133
Treasury stock - at cost; 6,129,703 and 1,048,226 shares repurchased at June 30, 2025 and December 31, 2024, respectively	(47,076,918)	(12,025,137)
Additional paid-in capital	499,438,543	494,064,113
Accumulated deficit	(35,767,080)	(57,896,606)
Noncontrolling interest	(71,148)	(857,831)
TOTAL STOCKHOLDERS' EQUITY	416,533,192	423,294,672
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY	$848,357,920	$874,164,752
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Asset management	$8,761,876	$204,888	$16,534,953	$422,823
Life solutions	47,300,844	28,871,214	83,599,501	50,140,463
Technology services	161,900	—	229,512	—
TOTAL REVENUES	56,224,620	29,076,102	100,363,966	50,563,286
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	6,054,644	2,743,534	13,163,051	5,464,431
GROSS PROFIT	50,169,976	26,332,568	87,200,915	45,098,855
OPERATING EXPENSES:
Sales and marketing	3,267,715	2,552,801	5,883,715	4,482,745
General and administrative (including stock-based compensation)	18,926,329	14,553,344	31,190,115	25,906,843
(Gain) loss on change in fair value of debt	—	1,199,463	(3,362,103)	3,912,090
Unrealized loss (gain) on equity securities, at fair value	272,254	362,482	—	(802,484)
Realized gain on equity securities, at fair value	—	(856,744)	—	(856,744)
Depreciation and amortization expense	5,184,083	1,750,452	9,942,629	3,432,506
TOTAL OPERATING EXPENSES	27,650,381	19,561,798	43,654,356	36,074,956
OPERATING INCOME	22,519,595	6,770,770	43,546,559	9,023,899
OTHER INCOME (EXPENSE):
Gain (loss) on change in fair value of warrant liability	4,183,000	(667,500)	(623,000)	279,460
Interest expense	(8,752,145)	(4,529,187)	(18,370,475)	(8,199,632)
Interest income	1,012,278	639,906	2,187,279	1,061,332
Other income	2,718,172	195,470	2,673,648	142,442
TOTAL OTHER EXPENSE	(838,695)	(4,361,311)	(14,132,548)	(6,716,398)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	21,680,900	2,409,459	29,414,011	2,307,501
Income tax expense	4,069,971	1,757,710	6,404,056	2,931,223
NET INCOME (LOSS)	17,610,929	651,749	23,009,955	(623,722)

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONT.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	27,240	(118,234)	786,683	(44,960)
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$17,583,689	$769,983	$22,223,272	$(578,762)

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic	$0.18	$0.01	$0.23	$(0.01)
Earnings (loss) per share - diluted	$0.18	$0.01	$0.23	$(0.01)
Weighted-average stock outstanding—basic	94,690,195	63,846,170	95,437,545	63,087,878
Weighted-average stock outstanding—diluted	97,372,470	67,162,820	97,801,477	63,102,210

NET INCOME (LOSS)	$17,610,929	$651,749	$23,009,955	$(623,722)
Other comprehensive income (loss), net of tax or tax benefit:
Change in fair value of debt (risk adjusted)	—	(65,615)	—	(58,179)
COMPREHENSIVE INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	17,610,929	586,134	23,009,955	(681,901)
Net and comprehensive income (loss) attributable to non-controlling interests	27,240	(127,850)	786,683	(59,090)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$17,583,689	$713,984	$22,223,272	$(622,811)
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	—	$—	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$—	$(857,831)	$423,294,672
Issuance of series A convertible preferred stock	5,000	5,000,000	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	36,000	(456)	—	—	2,355,852	—	—	—	2,355,396
Warrant Conversions	—	—	1,134,071	113	—	—	(113)	—	—	—	—
Common stock issue costs	—	—	—	—	—	—	(470,065)	(3)	—	—	(470,068)
Net income	—	—	—	—	—	—	—	4,639,583	—	759,443	5,399,026
BALANCE AS OF MARCH 31, 2025	5,000	$5,000,000	97,901,265	$9,790	(1,048,226)	$(12,025,137)	$495,949,787	$(53,257,026)	$—	$(98,388)	$430,579,026
Repurchase of common stock	—	—	—	—	(5,081,477)	(35,051,781)	—	—	—	—	(35,051,781)
Stock-based compensation	—	—	53,206	5	—	—	3,486,823	—	—	—	3,486,828
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	—	—	(93,750)
Other	—	—	—	—	—	—	1,933	7	—	—	1,940
Net income	—	—	—	—	—	—	—	17,583,689	—	27,240	17,610,929
BALANCE AS OF JUNE 30, 2025	5,000	$5,000,000	97,954,471	$9,795	(6,129,703)	$(47,076,918)	$499,438,543	$(35,767,080)	$—	$(71,148)	$416,533,192
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (CONT.)

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	—	$—	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	—	—	(483,451)	—	—	—	(483,451)
Repurchase of common stock	—	—	—	—	(632,116)	(7,524,392)	—	—	—	—	(7,524,392)
Stock-based compensation	—	—	—	—	—	—	6,093,371	—	—	—	6,093,371
Warrant Conversions	—	—	387,235	39	—	—	4,453,164	—	—	—	4,453,203
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	11,950	(4,514)	7,436
Net (loss) income	—	—	—	—	—	—	—	(1,348,745)	—	73,274	(1,275,471)
BALANCE AS OF MARCH 31, 2024	—	$—	63,776,058	$6,378	(778,766)	$(8,807,454)	$209,889,362	$(36,074,880)	$120,323	$207,043	$165,340,772
Deferred transaction costs	—	—	—	—	—	—	—	790,579	—	—	790,579
Common stock sale	—	—	11,500,000	1,150	—	—	91,998,850	—	—	—	92,000,000
Common stock sale transaction costs	—	—	—	—	—	—	(7,213,627)	—	—	—	(7,213,627)
Repurchase of common stock	—	—	—	—	(269,460)	(3,217,683)		—	—	—	(3,217,683)
Stock-based compensation	—	—	—	—	—	—	6,165,459	—	—	—	6,165,459
Warrant Conversions	—	—	208,509	20	—	—	2,397,834	—	—	—	2,397,854
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(55,999)	(9,616)	(65,615)
Net (loss) income	—	—	—	—	—	—	—	769,983	—	(118,234)	651,749
BALANCE AS OF JUNE 30, 2024	—	$—	75,484,567	$7,548	(1,048,226)	$(12,025,137)	$303,237,878	$(34,514,318)	$64,324	$79,193	$256,849,488
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,009,955	$(623,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,942,629	3,432,506
Stock-based compensation	5,842,224	12,258,830
Amortization of debt issuance costs	1,046,835	451,234
Unrealized gain on equity securities, at fair value	—	(802,484)
Realized gain on equity securities, at fair value	—	(856,744)
Unrealized gain on policies, at fair value	(17,877,480)	(21,341,703)
Change in fair value of debt	(3,362,103)	3,912,090
Change in fair value of warrant liability	623,000	(279,460)
Non-cash interest income	(317,756)	(59,640)
Deferred income taxes	1,720,233	3,969,473
Non-cash interest expense, related party	770,579	347,028
Non-cash interest expense	143,630	2,204,376
Non-cash lease expense	119,315	114,377
Non-cash other income	(1,750,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,277,555	532,435
Accounts receivable, related party	(6,120,244)	(70,704)
Management and performance fee receivable, related party	1,122,181	—
Prepaid expenses and other current assets	(2,810,783)	(233,471)
Other assets	(7,776)	(508,486)
Accrued expenses	(823,060)	(2,177,710)
Accrued transaction costs	396,123	2,533,627
Contract liabilities, deposits on pending settlement	(2,427,674)	936,483
Other current liabilities	(2,391,239)	(1,717,402)
Income tax payable	1,953,834	(751,734)
Income tax receivable	2,276,726	(2,435,239)
Retrocession fees payable	49,500	—
Net change in life settlement policies, at fair value	2,131,229	(63,933,151)

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Six Months Ended June 30,
	2025	2024
Net change in life settlement policies, at cost	(25,831)	556,681
Net cash provided by (used in) operating activities	14,511,602	(64,542,510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of note receivable	(7,000,000)	—
Acquisition of businesses, net of cash acquired	(2,096,021)	—
Purchase of property and equipment	(647,321)	(350,917)
Purchase of intangible assets	—	(102,135)
Purchase of other investments	(3,000,000)	(100,000)
Purchase of available for sale securities	(1,000,000)	—
Change in due from affiliates	—	(163,061)
Net cash used in investing activities	(13,743,342)	(716,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt, at fair value	24,732,253	51,946,891
Payment of discounts and financing costs	(374,809)	(1,688,926)
Repayment of debt, at fair value	(46,713,206)	—
Common stock sale	—	92,000,000
Common stock sale transaction costs	—	(5,730,000)
Repurchase of common stock	(35,051,781)	(10,742,075)
Transaction costs	(468,128)	(483,451)
Due to former members	—	(1,159,712)
Warrant conversions	—	6,851,057
Net cash (used in) provided by financing activities	(57,875,671)	130,993,784
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(57,107,411)	65,735,161
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	131,944,282	25,588,668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$74,836,871	$91,323,829

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in other investments	$5,000,000	$—
Non-cash issuance of series A convertible preferred stock	5,000,000	—

SUPPLEMENTAL DISCLOSURES:
Interest paid	12,730,004	4,635,611
Income taxes paid, net of refunds	—	2,691,871
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
The Interim Financial Statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, the results of our operations, and cash flows for the periods presented. The Interim Financial Statements are not necessarily indicative of the results to be expected for the full year, or any other period. All references to financial information in the Interim Financial Statements in the condensed notes to Interim Financial Statements are unaudited.
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
ASU 2025-03—”Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. In May 2025, the FASB issued ASU

2025-03 to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period.Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
ASU 2025-04—”Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. In May 2025, the FASB issued ASU 2025-04 to revise the definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The amendments in this ASU are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
ASU 2025-05—”Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. In July 2025, the FASB issued ASU 2025-05 to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
Tax Reform—On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB made several revisions to the U.S. tax code including modifications to fixed asset depreciation, limitation on deductions for interest expense, and international tax provisions. The Company is still in the process of evaluating the OBBB and an estimate of the financial impact cannot be made at this time.
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
Note Receivable—The Company recorded a note receivable for a term loan made to an external party in April 2025 maturing in April 2028. The note receivable represents a term loan guaranteed by all assets of the borrower and is reported in other assets on the consolidated balance sheets. Refer to Note 9 Other Investments and Other Asset for additional information. Management regularly reviews collectability and will record an allowance for credit losses when deemed necessary. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, contractual terms, and reasonable and supportable forecasts. Receivable balances are charged off against the allowance for credit losses when deemed uncollectible (after all means of collection have been exhausted and the potential for recovery is deemed remote). Recoveries of receivable balances previously written off are recorded when received. As of June 30, 2025, management deems receivable amounts due to be collectable and has not recorded an allowance for credit losses for the three months ended June 30, 2025. Interest income is accrued on the principal amount of the term loan based on its contractual interest rate. Interest on the note receivable is accrued until it is probable that amounts due will not be received or the amounts due are 90 days past due and resumes accruing for the interest when amounts due are less than 90 days past due.
Concentrations—One customer accounted for 26% (related party) of total revenue for the three months ended June 30, 2025 and one customer accounted for 15% (related party) of total revenue for the six months ended June 30, 2025, respectively. One customer accounted for 12% of total revenue for the three months ended June 30, 2024 and one customer accounted for 14% of total revenue for the six months ended June 30, 2024, respectively.
The Company purchases life insurance policies from various funds, directly from policy holders (“Client Direct”), or from Brokers or Agents representing policy holders (collectively “Seller” or “Sellers”). The Company purchased life insurance policies from one Seller that accounted for 11% of the total policies purchased for the three months ended June 30, 2025 and two Sellers that accounted for 13% and 11% of the total policies purchased for six months ended June 30, 2025, respectively. The Company purchased life insurance policies from one Seller that accounted for 54% and of the total policies purchased for the three months ended June 30, 2024 and three Sellers that accounted for 37%, 11% and 10% of the total policies purchased for the six months ended June 30, 2024, respectively.
Liquidity—The first redemption window for LMAIS II will open on March 31, 2026 at which point the investors of that entity will have the option to (i) redeem their investment (ii) extend their investment for an additional two years, or (iii) roll their investment into one of our newly launched funds. As of June 30, 2025, the related liabilities are included within the current portion of long-term debt, at fair value within our consolidated balance sheet. If all investors were to elect to redeem their investment the Company has determined it has sufficient liquidity available in the form of cash, credit available under the secured credit facility, and the ability to sell life settlement policies in an active market to repay the debt. Refer to Note 14 Long-Term Debt for additional information.
Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation to reflect the Company’s change to its reportable segments. Refer to Notes 7 Goodwill and Other Intangible Assets, 11 Segment Reporting, and 19 Related Parties for further information.
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
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value
Intangibles	$51,700,000
Current assets	9,570,953
Management and performance fee receivable, related party	13,914,055
Non-current assets	4,080,820
Deferred tax liabilities	(12,893,980)
Accrued expenses	(6,325,921)
Other liabilities	(8,091,962)
Net assets acquired	51,953,965
Goodwill	93,745,891
Total purchase price	$145,699,856
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess earnings method
Trade name	2,000,000	10 years	Relief from royalty method

Asset Type	Fair Value	Useful Life	Valuation Methodology
Non-compete agreements	2,300,000	3 years	With and without method
Total fair value	$51,700,000
Pro Forma Results of Operations
The supplemental pro forma financial information in the table below summarizes the combined results of operations for the Carlisle Acquisition as if the Companies were combined for presented reporting periods. The unaudited supplemental pro forma financial information as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods. There were no acquisition-related costs or related intangible amortization included in the unaudited pro forma results below.

	Unaudited For The Three Months Ended June 30,	Unaudited For The Six Months Ended June 30,
	2024	2024
Pro forma revenue	$35,956,962	$64,307,645
Pro forma net income	3,074,858	26,562,177

FCF Acquisition
On August 7, 2024, the Company entered into a definitive agreement to acquire 100% of FCF Advisors, LLC (“FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies to incorporate into the Company’s asset management strategy (“FCF Acquisition”). The transaction closed on December 2, 2024 (“FCF Acquisition Date”). The aggregate cash paid and Company common stock issued by the Company at close was approximately $10.2 million, net of cash acquired. The fair value of the shares issued as part of the business combination was $4.6 million (equivalent to approximately 0.6 million of Company shares issued).
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
The Company finalized the valuations related to the acquired assets and liabilities of FCF on June 30, 2025.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value (as previously reported)	Adjustments	Adjusted Fair Value (as finalized on June 30, 2025)
Intangibles	$5,300,000	$—	$5,300,000
Current Assets	575,212	—	575,212
Deferred tax assets	116,313	—	116,313
Accrued Expenses	(225,515)	(39,534)	(265,049)
Net assets acquired	5,766,010	(39,534)	5,726,476
Goodwill	4,620,119	(61,834)	4,558,285
Total purchase price	$10,386,129	$(101,368)	$10,284,761
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships - investment advisory agreements	$3,800,000	3 years	Multi-period excess earnings method
Non-compete agreements	1,100,000	1 year	With and without method
Internally developed and used technology	400,000	3 years	Relief from royalty method
Total fair value	$5,300,000
NIB Acquisition
On April 24, 2025, the Company completed the acquisition of National Insurance Brokerage, LLC ("NIB"), a Delaware limited liability company (the “NIB Acquisition”). NIB was owned by Jay Jackson, Chief Executive Officer of the Company, who held a 25% beneficial interest in NIB, and KMG Group Holdings, LLC ("KMG"), who held a 75% beneficial interest in NIB (the "Sellers"). KMG is equally owned by Matthew Ganovsky, K. Scott Kirby, and Sean McNealy, Co-Founders and Presidents of the Company. The Company paid approximately $2.1 million in cash, net of cash acquired, to acquire 100% of the interest in NIB.
The NIB Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820 “Fair Value Measurements” (“ASC 820”).
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired, and was assigned to the Life Solutions reportable segment. It represents the value that we expect to obtain from growth opportunities from our combined operations and is deductible for tax purposes.
The Company finalized the valuations related to the acquired assets and liabilities of NIB on June 30, 2025. The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value (as finalized on June 30, 2025)
Intangibles	$1,393,300
Current assets	911,478
Deferred tax assets	25,388
Accrued expenses	(16,908)
Net assets acquired	2,313,258
Goodwill	686,742
Total purchase price	$3,000,000
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$1,393,300	10 years	Multi-period excess earnings method
Total fair value	$1,393,300
4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management:
Related party asset management fees	$6,700,984	$—	$13,399,185	$—
Asset management fees	1,503,839	—	2,232,849	—
Related party servicing revenue	454,065	120,670	780,552	305,855
Portfolio servicing revenue	102,988	84,218	122,367	116,968
Total asset management revenue	8,761,876	204,888	16,534,953	422,823
Life solutions:
Realized gains from life insurance policies held using the fair value method	10,025,640	14,071,261	22,689,625	23,549,473
Premiums paid on sold life insurance policies held using the fair value method	(178,584)	(406,851)	(608,584)	(723,303)
Premiums paid on unsold life insurance policies held using the fair value method	(7,065,396)	(2,709,195)	(14,873,756)	(4,823,783)
Unrealized gains from life insurance policies held using the fair value method	26,840,281	16,051,149	55,348,517	21,341,703
Realized and unrealized gains from life insurance policies held using the fair value method	29,621,941	27,006,364	62,555,802	39,344,090
Related party realized gains from life insurance policies held using the fair value method	53,687,040	—	56,153,818	—
Related party premiums paid on sold life insurance policies held using the fair value method	(1,536,451)	—	(1,606,164)	—
Related party reversal of unrealized gains from prior quarter related to life insurance policies held using the fair value method	(35,975,318)	—	(37,471,037)	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Related party realized and unrealized gains from life insurance policies held using the fair value method	16,175,271	—	17,076,617	—
Fee-based services	338,787	—	338,787	6,959,273
Investment income from life insurance policies held using the investment method	—	7,393	—	507,393
Originations	1,164,845	1,857,457	$3,628,295	$3,329,707
Total life solutions revenue	47,300,844	28,871,214	83,599,501	50,140,463
Technology services:
Technology services	161,900	—	229,512	—
Total technology services revenue	161,900	—	229,512	—
Total revenue	$56,224,620	$29,076,102	$100,363,966	$50,563,286
Asset Management Balances—The Company has the following asset management related balances recorded within the following accounts in the consolidated balance sheets:

Balance Sheet Account	June 30, 2025	December 31, 2024
Management and Performance Fee Receivables:
Accounts receivable, related party	$9,218,910	$6,772,073
Management and performance fee receivable, related party	14,501,482	13,379,301
Total management and performance fee receivables	$23,720,392	$20,151,374
Retrocession Fee Payable:
Other current liabilities	$5,255,834	$3,216,639
Retrocession fees payable	5,361,714	5,312,214
Total retrocession fees payable	$10,617,548	$8,528,853
Contract Balances—We had no contract assets at June 30, 2025 and December 31, 2024. The balances of contract liabilities arising from originated contracts with customers were as follows:

	June 30, 2025	December 31, 2024
Contract liabilities, deposits on pending settlements	$45,869	$2,473,543
Total contract liabilities	$45,869	$2,473,543

Revenue recognized during the first quarter of 2025 that was included in our contract liabilities balance at December 31, 2024 was $1,805,250.
5.LIFE SETTLEMENT POLICIES
As of June 30, 2025, the Company held 600 life settlement policies, of which 595 were accounted for using the fair value method and 5 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $1,138,815,252 as of June 30, 2025, with a corresponding fair value of $386,144,698. The aggregate face value of policies accounted for using the investment method was $2,225,000 as of June 30, 2025, with a corresponding carrying value of $1,109,808. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.
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
At June 30, 2025, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt, for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of June 30, 2025:
Policies Carried at Fair Value:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	2	$1,500,000	$1,500,000	$1,285,180
1-2	24	25,837,123	24,324,413	16,441,213
2-3	52	77,441,105	81,280,511	51,530,464
3-4	73	193,010,455	181,435,636	100,250,911
4-5	42	56,967,790	64,051,427	30,761,476
Thereafter	402	784,058,779	789,320,374	185,875,454
Total	595	$1,138,815,252	$1,141,912,361	$386,144,698
Policies Accounted for Using the Investment Method:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$424,871
Thereafter	4	1,475,000	1,498,637	684,937
Total	5	$2,225,000	$2,248,637	$1,109,808

Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of June 30, 2025, are as follows:

2025 remaining	$35,378
2026	64,043
2027	60,235
2028	27,866
2029	8,002
Thereafter	9,422
Total	$204,946
The Company is required to pay premiums to keep its portion of life insurance policies in force. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differ from the estimated life expectancies.
For policies accounted for under the investment method, the Company has not been made aware of information causing a material change to assumptions relating to the timing of realization of life insurance settlement proceeds that would impact the carrying value of policies.
6.PROPERTY AND EQUIPMENT—NET
Property and equipment balances are composed of the following:

	June 30, 2025	December 31, 2024
Computer equipment	$1,552,051	$1,127,188
Furniture and fixtures	232,348	91,125
Leasehold improvements	119,640	38,405
Property and equipment—gross	1,904,039	1,256,718
Less: accumulated depreciation	(386,194)	(231,652)
Property and equipment—net	$1,517,845	$1,025,066
Depreciation expense for the three months ended June 30, 2025 and 2024, was $87,716 and $44,418, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024, was $154,542 and $59,363, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $238,921,108 was recognized as a result of the business combinations, which represent the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combinations, for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2024	Additions	Adjustments	June 30, 2025
Life Solutions	$139,930,190	$686,742	$—	$140,616,932
Asset Management	98,366,010	—	(61,834)	98,304,176
Total	$238,296,200	$686,742	$(61,834)	$238,921,108

Intangible assets acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess-earnings method
Customer relationships	28,793,300	3 - 10 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	Replacement Cost Method
Trade Name	2,000,000	10 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Total	$91,293,300
Intangible assets and related accumulated amortization are as follows:

	June 30, 2025
	Gross Value	Accumulated Amortization	Net Book Value
Definite-Lived Intangible Assets:
Management agreements	$47,400,000	$4,863,610	$42,536,390
Customer relationships	28,793,300	8,563,721	20,229,579
Non-compete agreements	7,400,000	5,088,889	2,311,111
Internally developed and used technology	2,100,000	1,744,445	355,555
Trade Name	2,000,000	116,667	1,883,333
Total	$87,693,300	$20,377,332	$67,315,968

Indefinite-Lived Intangible Assets:
State Insurance Licenses	$2,700,000	$—	$2,700,000
Trade Name	900,000	—	900,000
Total	$91,293,300	$20,377,332	$70,915,968

All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite-lived intangible assets was $4,667,987 and $1,682,083 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for definite-lived intangible assets was $9,301,141 and $3,364,167 for the six months ended June 30, 2025 and 2024, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2025 remaining	$7,844,308
2026	14,755,283
2027	14,558,060
2028	11,114,033
2029	7,523,616
Thereafter	11,520,668
Total	$67,315,968

The Company also had other intangible assets of $476,038 and $962,983, net of related amortization, as of June 30, 2025 and December 31, 2024, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities (“Convertible Promissory Notes”) for an initial investment of $1,000,000 each. The value of the combined investment in these two entities was $3,287,463 and $2,205,904 as of June 30, 2025 and December 31, 2024, respectively. The first note bears an annual interest rate of 8% and matures on September 30, 2025. The second note bears an annual interest rate of 5% and matures on October 15, 2028. As part of the agreement for the investment in the second note, the Company has a commitment to invest an additional $1,000,000 during 2025.
The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Notes’ conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. Unrealized gains and losses are reported in other comprehensive income until realized. As of June 30, 2025 and December 31, 2024, the Company evaluated the fair value of its investments and determined that the fair value approximates the carrying value of $3,287,463 and $2,205,904, which includes accrued accumulated non-cash interest income of $287,463 and $205,904, respectively. There was no unrealized gain or loss or credit losses recorded since inception. Interest income recognized for the three months ended June 30, 2025 and 2024 was $44,125 and $19,945, respectively. Interest income recognized for the six months ended June 30, 2025 and 2024 was $81,559 and $59,640, respectively.
9.OTHER INVESTMENTS AND OTHER ASSETS
Other Investments—The Company owns convertible preferred and common stock in four and two unrelated entities as of June 30, 2025 and December 31, 2024, respectively. The value of the combined investment in these four and two entities was $9,850,000 and $1,850,000 as of June 30, 2025 and December 31, 2024, respectively.
During the first quarter of 2025, the Company acquired $3,000,000 convertible preferred stock and $5,000,000 common stock in two separate unrelated entities, respectively. The investment of $5,000,000 in common stock was purchased by issuing series A convertible preferred stock. Refer to Note 15 Convertible Preferred Stock and Stockholders’ Equity for further information.
The Company applies the measurement alternative for its investments in the common stock and preferred stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of preferred stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income (loss). The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three and six months ended June 30, 2025 and 2024.
Other Assets—The Company’s other assets are composed of the following:

	June 30, 2025	December 31, 2024
Note receivable	$8,986,197	$—
Restricted cash deposits in compliance with various regulations	1,856,113	1,837,813
Other	3,508	14,032
Total other assets	$10,845,818	$1,851,845
On April 4, 2025, the Company lent $7,000,000 to unrelated party and recorded a note receivable. The note receivable matures on April 4, 2028. In addition, the Company charged 25% paid in kind lender fees of $1,750,000 and added to the principal and recorded in other income in the Company’s consolidated statements of operations and comprehensive income (loss). The note receivable carries a fixed interest of 7% plus the monthly Secured Overnight Financing Rate (“SOFR”) rate that is due monthly. The note receivable is guaranteed by 100% of the borrower’s assets. Paid in kind added to the principal interest income recognized for the three months ended June 30, 2025 was $236,197. Paid in kind added to the principal interest income recognized for the six months ended June 30, 2025 was $236,197.
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VIEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2024 Annual Report, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the three and six months ended June 30, 2025, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets of $166,887,084 and liabilities of $119,258,043 as of June 30, 2025. For the year ended December 31, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $169,322,167 and $143,200,287 as of December 31, 2024. The Company did not deconsolidate any entities during the period ended June 30, 2025, or during the year ended December 31, 2024.
During 2025, the Company established Abacus Enhanced Income Fixed LP, Abacus Enhanced Income Plus LP, Abacus Premiere Income Fixed LP, and Abacus Premiere Income Plus LP (collectively the “LP Funds”) and respective wholly owned general partner entities for the purpose of managing the LP Funds and servicing the policies invested by the LP Funds. The Company concluded that it does not have a controlling financial interest in the LP Funds pursuant to ASC 810. It was determined that the Company’s management has significant influence over the significant activities of the unconsolidated LP Funds through contract but does not have significant economic interest through equity or otherwise. As a result, life policy sales or fees charged to the LP Funds are considered related party activities. Refer to Note 4 Revenues and Note 19 Related Parties for additional information.
11.SEGMENT REPORTING
Segment Information—During the first quarter of 2025, the Company updated how it organizes its business. The Company organizes its business into three reportable segments (1) Asset Management, (2) Life Solutions, and (3) Technology Services, which all generate revenue and incur expenses in different manners.
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
The Asset Management segment generates revenues by providing asset management services primarily to institutional investors alongside private clients investing in uncorrelated, and longevity-based assets, fixed-income replacement strategies and free cash flow based investment solutions. The revenue is determined by the asset management agreements with the individual investment vehicles. It also generates revenues by providing policy servicing activities to customers on a contract basis (legacy Portfolio Servicing segment).
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
Revenue related to the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management	$8,761,876	$204,888	$16,534,953	$422,823
Life solutions	47,300,844	28,871,214	83,599,501	50,140,463
Technology services	161,900	—	229,512	—
Total revenue	$56,224,620	$29,076,102	$100,363,966	$50,563,286
Cost of revenue (including stock-based compensation) related to the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management	$3,047,093	$168,671	$5,789,111	$531,063
Life solutions	2,510,545	2,574,863	6,411,404	4,933,368
Technology services	497,006	—	962,536	—
Total cost of revenue (including stock-based compensation)	$6,054,644	$2,743,534	$13,163,051	$5,464,431
Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management	$5,714,783	$36,217	$10,745,842	$(108,240)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Life solutions	44,790,299	26,296,351	77,188,097	45,207,095
Technology services	(335,106)	—	(733,024)	—
Total gross profit	50,169,976	26,332,568	87,200,915	45,098,855

Sales and marketing	(3,267,715)	(2,552,801)	(5,883,715)	(4,482,745)
General and administrative (including stock-based compensation)	(18,926,329)	(14,553,344)	(31,190,115)	(25,906,843)
Depreciation and amortization expense	(5,184,083)	(1,750,452)	(9,942,629)	(3,432,506)
Other income	2,718,172	195,470	2,673,648	142,442
Gain (loss) on change in fair value of warrant liability	4,183,000	(667,500)	(623,000)	279,460
Interest expense	(8,752,145)	(4,529,187)	(18,370,475)	(8,199,632)
Interest income	1,012,278	639,906	2,187,279	1,061,332
Gain (loss) on change of fair value of debt	—	(1,199,463)	3,362,103	(3,912,090)
Unrealized (loss) gain on investments	(272,254)	(362,482)	—	802,484
Realized gain on equity securities, at fair value	—	856,744	—	856,744
Income tax expense	(4,069,971)	(1,757,710)	(6,404,056)	(2,931,223)
Less: Net (income) loss attributable to non-controlling interest	(27,240)	118,234	(786,683)	44,960
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$17,583,689	$769,983	$22,223,272	$(578,762)
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
Revenue by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$42,988,604	$26,537,067	$91,437,205	$46,121,442
Luxembourg	10,629,706	1,199,290	5,003,751	1,592,969
Other	2,606,310	1,339,745	3,923,010	2,848,875
Total revenue	$56,224,620	$29,076,102	$100,363,966	$50,563,286
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
Available-For-Sale Securities, at Fair Value—Refer to Note 8 Available-For-Sale Securities, at Fair Value for an additional commitment as of June 30, 2025 to purchase $1,000,000 in convertible promissory notes from one investee.
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

	Fair Value Hierarchy
As of June 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$386,144,698	$386,144,698
Available-for-sale securities, at fair value	—	—	3,287,463	3,287,463
Total assets held at fair value	$—	$—	$389,432,161	$389,432,161

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$117,869,504	$117,869,504
Private Placement Warrants	—	—	9,968,000	9,968,000
Total liabilities held at fair value:	$—	$—	$127,837,504	$127,837,504

	Fair Value Hierarchy
As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$370,398,447	$370,398,447
Available-for-sale securities, at fair value	—	—	2,205,904	2,205,904
Total assets held at fair value	$—	$—	$372,604,351	$372,604,351

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$37,430,336	$37,430,336
Long-term debt, at fair value	—	—	105,120,100	105,120,100
Private Placement Warrants	—	—	9,345,000	9,345,000
Total liabilities held at fair value:	$—	$—	$151,895,436	$151,895,436
Life Settlement Policies—For all policies purchased after June 30, 2023, the Company accounts for owned life settlement policies using the fair value method. There have been no changes to the fair value methodology since June 30, 2023, but we have expanded our disclosures. Prior to June 30, 2023, the Company elected to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
For policies carried at fair value, the valuation is based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset. Fair value is determined using a discounted cash flow (“DCF”) with Monte Carlo simulation to determine the fair value of each policy. This model uses a discount rate based on historical trade spreads applied to the policies in inventory analyzed by risk category. The Monte Carlo simulation is applied to each policy to generate one million mortality scenario simulations which provides a comprehensive distribution of potential outcomes and calculates expected cash flows. In certain circumstances, if there is a verbal commitment to purchase a specific policy as of the balance sheet date, we use that transaction price as the fair value as we believe it is a more precise estimate of exit price than that determined using historical data. Further information about the inputs to the valuation are listed below:
•Risk-Based Discount Rate: Each policy's discount rate is determined based on its proprietary risk score (1-5 scale), with discount rates directly calibrated to historical trade spread data for policies within the same risk category. This transaction-based approach ensures that discount rates reflect actual transaction pricing rather than theoretical market rates.

•Historical trade spread: Each policy is fundamentally anchored by historical trade spreads for policies that the Company has transacted over recent years. These historical trade spreads represent the internal rates of return (“IRR") that equate the discounted cash flows of sold policies to their actual sale prices, providing direct market-based discount rates for the valuation model. These trade spreads include policies sold to third parties and to funds that are managed by us as the general partner, which we consider to be related parties. We believe these trades are representative of the market price at the time of the transaction. The discount rates used in the discounted cash flow calculations are derived from these historical trade spreads, categorized by risk score.
•Risk Score: Each policy is assigned a proprietary risk score from 1 to 5, with 5 being higher risk, based on multiple factors including insured age, life expectancy, life expectancy extension ratio, survival probability at breakeven, maturity probability, and risk-adjusted return on capital metrics.
•Life expectancy: Survival curves are generated using the Society of Actuaries 2015 VBT mortality tables adjusted by mortality ratings to achieve risk-adjusted life expectancies. For policies with multiple insureds, joint survival probabilities are calculated using statistical modeling techniques.
The Company performs quarterly lookback analysis to validate current valuations against actual market transactions. The quarterly lookback reviews policies sold during the current quarter and compares sale prices to fair value measures as of the prior quarter.
Risk Metrics and Portfolio Analysis
Expected Tail Loss (“ETL99”): The Company calculates Expected Tail Loss at the 99th percentile, representing the weighted average of net present values in the worst 1% of simulated scenarios. This metric is used in conjunction with average net present value (“NPV”) to derive Risk-Adjusted Return on Capital (“RAROC”) ratios for individual policies and portfolio-level risk assessment.
Portfolio Diversification: When evaluating policies as part of a portfolio, the Company performs correlated analysis across all holdings, recognizing that combining policies with varying risk profiles can mitigate tail risk exposure while maintaining expected returns.
Data Sources: Valuations are fundamentally based on historical trade spread analysis from over 1 thousand policy transactions, representing actual transaction-based IRRs by risk category. Current market conditions are incorporated through ongoing discussions with investors such as institutional asset managers, credit unions, regional banks, and reinsurers, and proprietary risk modeling developed from the Company's transaction history.
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of June 30, 2025:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
$386,144,698	Discounted cash flow with Monte Carlo simulation	Discount rate supported by historical trade spreads by risk category	16%	16% —18%
		Historical trade spreads by risk category	22%	14% —27%[1]
		Life expectancy (months)	63 months	1 month —273 months
		Risk score	2.32	1 —5
1 Historical trade spread represents the average trade spread on a quarterly basis over the last 8 quarters.

For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $1,109,808 and $1,083,977 at June 30, 2025 and at December 31, 2024, respectively.
Discount Rate Sensitivity—16% was determined to be the weighted average discount rate used to estimate the fair value of policies held by the Company and its investment funds. If the discount rate increased or decreased by one percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2025, would be as follows:

	Fair Value	Change in Fair Value	Implied Trade Spread
+1%	$372,430,691	$(13,714,007)	18%
No change	386,144,698		22%
-1%	398,937,229	12,792,531	27%
Historical Trade Spread Sensitivity—While the weighted average discount rate can fluctuate based on the overall mix of policies included in the company's portfolio at any given time, the discount rates are determined using historical trade spreads by risk category, which have a more consistent weighted average. As a result, we have supplementally added an additional sensitivity analysis for trade spreads. The fair value of life settlement policies is sensitive to changes in key unobservable inputs used to estimate the fair value of policies held by the Company and its investment funds. If the historical trade spread increased or decreased by one percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2025, would be as follows:

	Fair Value	Change in Fair Value
+1%	$389,910,896	$3,766,198
No change	386,144,698
-1%	383,570,882	(2,573,816)
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of June 30, 2025:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating[1]
Transamerica	12.4%	15.6%	A
Lincoln National Life Insurance Company	11.4%	12.6%	A
John Hancock Life Insurance Company (U.S.A.)	15.6%	11.1%	A+

1 Carrier ratings are based on AB Best ratings.
The following table provides a rollforward of the fair value of life insurance policies for the six months ended June 30, 2025:

Fair value at December 31, 2024	$370,398,447
Policies purchased	205,307,659
Matured/sold policies	(207,427,913)
Realized gain on matured/sold policies	78,843,443
Premiums paid	(17,088,504)
Unrealized gain on held policies	17,866,505
Change in estimated fair value	79,621,444
Realized gain on matured/sold policies	(78,843,443)
Premiums paid	17,088,504
Fair value at June 30, 2025	$386,144,698
Long-Term Debt—See Note 14, Long-Term Debt, for background information on the market-indexed debt. The Company elected the fair value option in accounting for certain debt instruments. Fair value is determined using Level 3 inputs. The valuation methodology for the LMATT notes was based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model included (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis included a discount rate that was based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate was evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities. The last of the LMATT notes was paid off in January 2025 based on the historical cost of $11,229,560 as of December 31, 2024. As a result, the accumulated total change in fair value of the debt was reversed resulting in a gain of $— and $(3,362,103) for the three and six months ended June 30, 2025, respectively, which is included within the gain on change in fair value of debt within the consolidated statement of operations and comprehensive income (loss).
The following table provides a rollforward of the fair value of the outstanding debt for the six months ended June 30, 2025:

Fair value at December 31, 2024	$142,550,436
Debt issued to third parties	24,732,253
Repayment of debt	(46,213,206)
Unrealized gain on change in fair value (risk-free)	(3,362,103)
Change in estimated fair value of debt	(3,362,103)
LMA Income Series, LP excess return accrual	143,630
Deferred issuance costs	18,494
Fair value at June 30, 2025	$117,869,504
Private Placement Warrants—The Company has 8,900,000 private placement warrants (“Private Placement Warrants”) outstanding as of June 30, 2025 and December 31, 2024. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (a) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (b) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private

Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive income (loss).
The Private Placement Warrants were considered a Level 3 fair value measurement using a binomial lattice model in a risk-neutral framework. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The implied volatility as of the reporting date was derived from observable public warrant traded price.
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
On June 30, 2025, the Company filed an exchange offer to warrant holders to redeem all outstanding Public Warrants and Private Placement Warrants in exchange for the Company’s common stock at a rate of 0.23 common shares per each outstanding warrant. Refer to Note 22 Subsequent Events for additional information.
Available-for-Sale Investment—The convertible promissory notes are classified as an available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of June 30, 2025 and December 31, 2024, the Company evaluated the fair value of its Convertible Promissory Notes and determined that the fair value approximates the carrying value of $3,287,463 and $2,205,904, respectively.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash and cash equivalents, accounts receivables, accounts receivable, related party, income tax receivables, accrued expenses, and other current liabilities approximates fair value due to the short-term nature of their maturities.

14.LONG-TERM DEBT
Outstanding principal balances of long-term debt is comprised of the following:

		June 30, 2025		December 31, 2024
	Maturity Date	Cost	Fair value	Cost	Fair value
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	December 31, 2024	$—	$—	$11,229,560	$14,591,663
Secured borrowing, at fair value:
Senior Secured Credit Facility	December 10, 2030	99,500,000	99,500,000	100,000,000	100,000,000
LMA Income Series, LP	December 31, 2025	—	—	22,838,673	22,838,673
LMA Income Series II, LP	March 31, 2026	118,587,332	118,587,332	105,856,422	105,856,422
Deferred issuance costs		(4,272,134)	(4,272,134)	(4,533,917)	(4,533,917)
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	November 15, 2028	133,377,075	133,377,075	133,377,075	133,377,075
Sponsor PIK Note	July 5, 2028	13,296,214	13,296,214	12,525,635	12,525,635
Deferred issuance costs and discounts		(3,427,208)	(3,427,208)	(3,837,451)	(3,837,451)
Total debt		357,061,279	357,061,279	377,455,997	380,818,100
Less current portion of long-term debt		(118,869,504)	(118,869,504)	(34,068,233)	(38,430,336)
Total long-term debt		$238,191,775	$238,191,775	$343,387,764	$342,387,764
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
Senior Secured Credit Facility
On December 10, 2024 (the “Senior Secured Credit Facility Closing Date” or “SSCF Closing Date”), the Company entered into a Credit Agreement (the “Senior Secured Credit Facility” or “SSCF”), among the Company, as borrower, and affiliates of Sagard Senior Lending Partners Holdings II LP and Värde Partners, as lenders, and other persons from time to time party thereto (the “SSCF Lenders”), and GLAS USA LLC, as Administrative Agent and Collateral Agent for the SSCF Lenders thereunder. The SSCF provided credit extensions for (i) an initial term loan in an aggregate principal amount of $100,000,000 upon the closing of the SSCF and (ii) optional delayed draw term loans in an aggregate principal amount of up to

$50,000,000 that are available for 180 days after the SSCF Closing Date (“DDTL Facility”), subject to the requirement that on each delayed draw date, the proceeds are used for operations, including the purchase of life settlement policies, to support its overall business strategy, for working capital purposes, and for general corporate purposes, which may include funding previously announced and future acquisitions and repayment and refinancing of its indebtedness. The SSCF and any drawn amounts under the DDTL Facility mature on December 10, 2030, with quarterly amortization payments of (i) 1.00% per annum of the aggregate principal amount of the initial facility outstanding as of the SSCF Closing Date and DDTL Facility to the extent borrowed and (ii) additional amortization payments based on the Company’s Consolidated Adjusted EBITDA, in each case with the remaining outstanding principal amount due on the maturity date.
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
The SSCF contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate asset value held at the loan parties to the sum of the outstanding principal amounts of the loans. The SSCF restricts the payment of dividends and distributions and the ability of the Company to make certain investments, incur certain indebtedness and liens and sell assets, in each case subject to important exceptions. The SSCF also includes various financial covenants, each measured on a quarterly basis, including (A) a maximum Secured Leverage Ratio (as defined in the SSCF Credit Agreement), (B) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the SSCF Credit Agreement) and (C) a minimum Asset Coverage Ratio (as defined in the SSCF Credit Agreement). In addition, the SSCF Credit Agreement includes customary events of default, including failure to pay interest or principal in a timely manner, failure to comply with covenants, cross-defaults to other material indebtedness, certain bankruptcy related events and subject to certain threshold and notices requirements as set forth in the Credit Agreement. The Company is in compliance with its debt covenants as of June 30, 2025.
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
LMATT Series 2024, Inc. Market-Indexed Notes
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, was a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. The note matured in December of 2024, the principal, plus the return based upon the S&P 500 Index were repaid in January 2025. The note had a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold were to reduce the note on a one-to-one basis. As of June 30, 2025, $— of the principal amount remained outstanding.
During January 2025, the Company paid $11,229,560 to extinguish the notes.

The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of June 30, 2025 and December 31, 2024, the fair value of the LMATT Series 2024, Inc. notes was $— and $14,591,663, respectively.
The notes were secured by the assets of the issuing entities, which included cash, S&P 500 call options, and life settlement policies. The notes’ agreements did not restrict the trading of life settlement contracts prior to maturity of the note, as total assets of the issuing companies are considered as collateral. There were also no restrictive covenants associated with the notes.
LMA Income Series, LP and LMA Income Series, GP LLC Secured Borrowing
On September 2, 2022, LMA Income Series, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series, LP (“LMAIS”), and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years ending in December 2025 with the ability to extend for two additional one-year periods at the discretion of the general partner, LMA Income Series, GP, LLC. The limited partners received an annual dividend of 6.5% paid quarterly and 25% of returns in excess of a 6.5% internal rate of return capped at 9%, which would require a 15% net internal rate of return. The General Partner received 75% of returns in excess of a 6.5% internal rate of return to limited partners then 100% in excess of a 15% net internal rate of return.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and six months ended June 30, 2025.
The private placement offerings proceeds were used to acquire and actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, served as the portfolio manager for the financial asset portfolio, which included investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA recognizes the proceeds received from the offering as a secured borrowing.
Dividends paid and accrued were included in interest expense. The excess dividend returns were not paid by LMA Income Series, LP until termination, were considered non-cash interest expense, and were included in the principal balance outstanding. As of June 30, 2025 and December 31, 2024, $143,630 and $949,229 in non-cash interest expense was added to the outstanding principal balance, respectively.
During 2025, the Company paid $22,982,303 to extinguish this secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2025 and December 31, 2024, the fair value of the secured borrowing was $— and $22,838,673, respectively. LMAIS was secured by its assets, which included cash, accounts receivable, and life settlement policies.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP (“LMAIS II”), and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years ending in March 2026 with the ability to extend for two additional one-year periods ending on June 30, 2027 and on December 31, 2028. The limited partners receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment of less than $500,000, 8.0%; between $500,000 and $1,000,000, 8.25%; and over $1,000,000, 8.5%. Thereafter, 100% of the excess are to be paid to the General Partner.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and six months ended June 30, 2025.
The private placement offerings proceeds are used to acquire and actively manage a large and diversified portfolio of financial assets. LMA, through its consolidated subsidiaries, serves as the portfolio manager for the financial asset portfolio, which includes investment sourcing and monitoring. In this role, LMA has the unilateral ability to acquire and dispose of any of the above investments. As the partnership does not represent a business in accordance with ASC 810 and is a consolidated subsidiary that only holds financial assets, this represents a transfer subject to ASC 860-10. As the financial assets are not transferred outside the consolidated group, the proceeds from the offering shall be classified as a liability unless it meets the definition of a participating interest and the derecognition criteria in ASC 860 are met. The transferred interest did not meet the definition of a participating interest as LMA possesses the unilateral ability to direct the sale of the financial assets (ASC 860-10-50-6A(d)). In accordance with ASC 860-30-25-2, as the transfer of the financial assets did not meet the definition of a participating interest, LMA recognizes the proceeds received from the offering as a secured borrowing.
During 2025, LMA Income Series II GP LLC, through the LMA Income Series II LP, admitted $24,732,253 additional limited partnership interests and redeemed $12,001,343 existing limited partnership interests.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2025 and December 31, 2024, the fair value of the secured borrowing was $118,587,332 and $105,856,422, respectively. LMAIS II is secured by its assets, which includes cash, accounts receivable, and life settlement policies totaling $165,894,952 as of June 30, 2025.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.0% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of June 30, 2025 and December 31, 2024, $2,824,566 and $1,409,770 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty. Non-cash interest expense recognized for the three months ended June 30, 2025 and 2024 was $391,040 and $347,028, respectively. Interest expense recognized for the six months ended June 30, 2025 and 2024 was $770,579 and $683,850, respectively.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, as of June 30, 2025 are as follows:

Years	Amount
2025 remaining	$500,000
2026	119,587,332
2027	1,000,000
2028	147,673,289
2029	1,000,000
Thereafter	95,000,000
Total	$364,760,621
15.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. 5,000 shares of preferred stock are issued and outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2025, there were 97,954,471 shares of common stock issued, of which 91,824,768 are outstanding and 6,129,703 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
On March 18, 2025, the Company’s Board of Directors authorized the issuance and the Company issued 5,000 shares of Series A Convertible Preferred Stock with a $5,000,000 aggregate liquidation preference in in a private placement transaction. The outstanding shares of Series A Convertible Preferred Stock are classified as mezzanine equity due to the holder redemption rights upon change of control, which was determined to be outside of the Company’s control. Key terms include:
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
•Maturity: No stated maturity; remains outstanding indefinitely unless redeemed, repurchased, or converted.
•Voting Rights: Holders generally vote on an as-converted basis with common stock.
Public Warrants
As of June 30, 2025, the Company had 11,723,395 public warrants (“Public Warrants”) outstanding. Each redeemable whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment as described. Public Warrants represent a freestanding financial instrument as it is traded on the Nasdaq under the symbol “ABLLW” and legally detachable and separately exercisable from the related underlying shares of the Company’s common stock. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire five years from the purchase date of July 27, 2020 or August 25, 2020, the dates of the initial public offering and over-allotment, respectively, by the Sponsor, or earlier upon redemption or liquidation.
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
If the Company elects to redeem all of the Public Warrants, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. However, in no instance can the warrant holder unilaterally decide to exercise its Public Warrant on a cashless basis.
The Company accounts for the Public Warrants as equity instruments.
During the first quarter of 2025, the Company negotiated a non-cash conversion of approximately 5 million of the Company’s public warrants in exchange for approximately 1 million of the Company’s common stock. On June 30, 2025, the Company filed an exchange offer to warrant holders to redeem all outstanding Public Warrants and Private Placement Warrants in exchange for the Company’s common stock at a rate of 0.23 common shares per each outstanding warrant. Refer to Note 22 Subsequent Events for additional information.
Stock Repurchase Program
Occasionally, the Company’s Board of Directors approves stock repurchase programs. Stock repurchases may be made through open market transactions, block trades, accelerated stock repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of stock repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any stock under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated in the future. Acquired shares of our common stock are held as treasury stock carried at cost in our consolidated financial statements. In connection with the repurchase program, the Company is authorized to adopt one of more plans pursuant to the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

On December 11, 2023, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase shares of our common stock for an aggregate purchase price not to exceed $15,000,000 over a period of up to 18 months.
On April 9, 2025 and on June 5, 2025, the Company’s Board of Directors authorized the Company to repurchase up to an additional $15,000,000 and $20,000,000, respectively, extending the term of the program by 18 months to December 2026.
As of June 30, 2025, $2,923,082 remained available for repurchase under the stock repurchase programs.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	1,048,226	$12,025,137	$11.61
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 29, 2025	—	—	—
March 1, 2025 to March 31, 2025	—	—	—
April 1, 2025 to April 30, 2025	1,763,303	14,023,198	7.98
May 1, 2025 to May 31, 2025	477,223	4,083,214	8.57
June 1, 2025 to June 30, 2025	2,840,951	16,945,369	5.99
As of June 30, 2025	6,129,703	$47,076,918	$8.24
16.STOCK- BASED COMPENSATION
Long-term Incentive Plan
The Company awards restricted stock units (“RSUs”) to executives, employees, and directors as part of the Company’s Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan”). This plan provides that equity-based awards, including RSUs, performance stock units (“PSU”), stock options, and unrestricted shares of common stock, may be granted to officers, employees, and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Long-term Incentive Plan. The expense associated with these awards will be based on the fair value of the stock as of the grant date, where the Company elected to use the straight line recognition over the vesting period, which is three years. Under the approved Long-term Incentive Plan, generally, each RSU entitles the unit holder to one share of common stock when the restriction expires. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur and are made available for subsequent awards.
After the approved amendment to the Long-Term Incentive Plan, 6,072,919 shares of common stock remained available for issuance.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of June 30, 2025 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2024	3,475,760	$6.98
Granted	2,994,434	8.33

	Number of shares	Weighted Average Grant Date Fair Value
Vested	(36,000)	12.37
Forfeited	(4,713)	7.01
Restricted stock units, unvested, June 30, 2025	6,429,481	$7.58
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2024	345,263	$12.37
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, June 30, 2024	345,263	$12.37
Compensation costs recognized for RSUs and stock options were $3,486,829 and $6,165,459 for the three months ended June 30, 2025 and 2024, respectively. The three months ended June 30, 2024 included $4,583,632 of CEO Restricted Stock that was fully vested on November 21, 2024. Compensation costs recognized for RSUs and stock options were $5,842,224 and $12,258,830 for the six months ended June 30, 2025 and 2024, respectively. The six months ended June 30, 2024 included $9,167,264 of CEO Restricted Stock that was fully vested on November 21, 2024.
For the three months ended June 30, 2025, $485,320 and $3,001,509 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively. For the six months ended June 30, 2025, $970,639 and $4,871,585 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively.
As of June 30, 2025, there was approximately $26,404,842 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 2.3 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan substantially covers all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee compensation and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended June 30, 2025 and 2024, the Company recognized expenses related to the 401(k) Plan amounting to $197,685 and $90,716, respectively. For the three months ended June 30, 2025 and 2024, the Company did not make discretionary contributions. For the six months ended June 30, 2025 and 2024, the Company recognized expenses related to the 401(k) Plan amounting to $315,808 and $199,532, respectively. For the three and six months ended June 30, 2025 and 2024, the Company did not make discretionary contributions.
18.INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $4,069,971 and $1,757,710, respectively. The effective tax rate is 18.8% for the three months ended June 30, 2025 primarily driven by the increase in net income. The effective rate for the three months ended June 30, 2024 was 73.0% primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m).
For the six months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $6,404,056 and $2,931,223, respectively. The effective tax rate is 21.8% for the six months ended June 30, 2025 primarily driven by the increase in net income. The effective rate for the six months ended June 30, 2024 was 127.0% primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m).
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at June 30, 2025 and December 31, 2024, and did not recognize any interest or penalties related to uncertain tax positions at June 30, 2025, and December 31, 2024. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income (loss) during 2025.
19.RELATED-PARTY TRANSACTIONS
The Sponsor PIK Note for $13,296,214 is also recorded as a related party transaction given the relationship between the Sponsor and the Company. Refer to Note 14 Long-Term Debt for more information.
Life policy sales to or purchases from the Carlisle Funds are considered related party activity. Life policy sales to the LP Funds are also considered related party activity. In addition, management fees, performance fees, servicing fees and certain expense reimbursement from the Carlisle Funds and LP Funds are considered related party transactions.
As of June 30, 2025, the Company had $10,989,251 and $14,501,482 current and noncurrent related party receivables due from the Carlisle Funds, respectively. As of December 31, 2024, the Company had $6,772,072 and $13,379,301 current and noncurrent related party receivables due from the Carlisle Funds, respectively. The Company may at times purchase life policies with different risk characteristics and risk profiles from the Carlisle Funds for life solutions revenue purposes. As of June 30, 2025 the Company paid $2,535,875 to acquire policies from the Carlisle Funds.
For the three months ended June 30, 2025 and 2024, the Company recognized $16,175,271 and $— in realized and unrealized gains from life policy sales to the Carlisle Funds and the LP Funds, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $17,076,617 and $— in realized gains from life policy sales to the Carlisle Funds, respectively.
For the three months ended June 30, 2025 and 2024, the Company recognized $454,065 and $— in servicing revenue from the Carlisle Funds, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $780,552 and $— in servicing revenue from the Carlisle Funds, respectively.
The Company had a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company earned service revenue related to policy and administrative services on behalf of the Nova Funds. The servicing fee was equal to fifty basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $— and $120,670 in service revenue related to the Nova Funds for the three months ended June 30, 2025 and 2024, respectively. The Company earned $— and $305,855 in service revenue related to the Nova Funds for the six months ended June 30, 2025 and 2024, respectively. The Company at times purchased policies it serviced for the Nova Funds for active management trading purposes. As of June 30, 2024 the Company paid $53,187,029 to acquire policies from the Nova Funds.
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
In April 2025, the Company added additional office space to the existing lease via an amendment. This amendment did not significantly change the overall terms of the amendment signed in 2023 and as a result was treated as a lease modification. The modification increased our right of use asset and liability by $423,816.
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	As of June 30, 2025	As of December 31, 2024
Assets:
Operating lease right-of-use assets	$4,867,682	$4,722,573

Liabilities:
Current operating lease liabilities	646,851	515,597
Non-current operating lease liabilities	4,713,328	4,580,158
Total lease liability	$5,360,179	$5,095,755

The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$348,722	$128,607	$527,865	$250,440
Variable lease cost	123,343	125,476	148,493	146,245
Total lease cost	$472,065	$254,083	$676,358	$396,685
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$557,043	$289,498
ROU assets obtained in exchange for new lease liabilities	423,816	359,352
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Six Months Ended June 30,
	2025	2024
Weighted-average remaining lease term (in years)	6.30	5.51
Weighted-average discount rate	9.77%	9.67%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at June 30, 2025 are as follows:

Operating leases
Remaining of 2025	$562,639
2026	1,150,350
2027	1,184,883
2028	1,220,381
2029	1,256,990
Thereafter	1,861,396
Total operating lease payments (undiscounted)	7,236,639
Less: Imputed interest	(1,876,460)
Lease liability as of June 30, 2025	$5,360,179
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
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$17,610,929	$651,749	$23,009,955	$(623,722)
Less: net (income) loss income attributable to noncontrolling interest	(27,240)	118,234	(786,683)	44,960
Less: dividends declared on the series A convertible preferred stock	(93,750)		(93,750)
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	17,489,939	769,983	22,129,522	(578,762)
Weighted average shares outstanding for basic earnings (loss) per share	94,690,195	63,846,170	95,437,545	63,087,878
Basic earnings (loss) per share	$0.18	$0.01	$0.23	$(0.01)
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	$17,489,939	$769,983	$22,129,522	$(578,762)
Reversal of gain on change in fair value of warrant liability	—	—	—	(208,631)
Numerator used to calculate diluted earnings (loss) per share	$17,489,939	$769,983	$22,129,522	$(787,393)

Weighted average shares outstanding for basic earnings (loss) per share	94,690,195	63,846,170	95,437,545	63,087,878
Effect of dilutive shares outstanding:
RSUs	2,182,275	1,399,765	2,073,877	—
Restricted Stock	—	1,916,885	—	—
Series A preferred stock	500,000	—	290,055	—
Private Placement Warrants	—	—	—	14,332
Weighted average shares for diluted earnings (loss) per share	97,372,470	67,162,820	97,801,477	63,102,210
Diluted earnings (loss) per share	$0.18	$0.01	$0.23	$(0.01)
22.SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued. Based upon the review,

management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is disclosed below.
Insurance Brokerage Firm Acquisition—The Company expects to complete an acquisition of an insurance brokerage firm, a Delaware limited liability company (the “Insurance Brokerage Firm Acquisition”) during the third quarter of 2025. The Company’s note receivable outstanding of approximately $9.0 million from the insurance brokerage firm will be used as consideration to acquire 100% of the interest in the insurance brokerage firm.
Warrant conversions—On June 30, 2025, the Company announced the commencement of an exchange offer relating to its (i) outstanding Public Warrants and (ii) outstanding Private Placement Warrants to purchase shares of the Company’ common stock (the “Offer”). The Company is offering to all holders of outstanding warrants the opportunity to receive 0.23 shares of common stock in exchange for each warrant tendered by the holder and exchanged pursuant to the Offer. Pursuant to the Offer, the Company is offering up to an aggregate of 4,743,381 shares of common stock in exchange for the warrants. Concurrently with the Offer, the Company is also soliciting consents (the “Consent Solicitation”) from holders of the Public Warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit the Company to require that each warrant that is outstanding upon the closing of the Offer be exchanged for 0.207 shares of common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).The Offer and Consent Solicitation will expire at 11:59 p.m., Eastern Time, on July 29, 2025, or such later time and date to which the Company may extend (the “Expiration Date”), as described in the Company’s Offer filed with the SEC. Tendered warrants may be withdrawn by holders at any time prior to the Expiration Date. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least 50% of the outstanding public warrants. The Offer and Consent Solicitation expired at 11:59 p.m., Eastern Time, on July 29, 2025. The Company has been advised that 18,188,277 warrants (including 500 warrants tendered through guaranteed delivery), or approximately 88% of the outstanding warrants, were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. The Company accepted all validly tendered warrants for exchange and settlement on or before July 30, 2025. In addition, pursuant to the Consent Solicitation, the Company received the approval of parties representing approximately 83% of our outstanding public warrants and 94% of our outstanding private placement warrants to enter into the Warrant Amendment, which exceeds the threshold of 50% of the outstanding public warrants required to effect the Warrant Amendment. Accordingly, the Company and Continental Stock Transfer & Trust Company entered into the Warrant Amendment, dated July 30, 2025, and the Company exercised its right, in accordance with the terms of the Warrant Amendment, to exchange each warrant that is outstanding upon the closing of the Offer for 0.207 shares of common stock per warrant. The Company has fixed the date for the Post-Offer Exchange as August 14, 2025. As a result of the completion of the Offer and the Post-Offer Exchange, no warrants will remain outstanding. Accordingly, the public warrants are expected to be suspended from trading on the Nasdaq as of the close of business on August 14, 2025, and will be delisted.
*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ABACUS GLOBAL MANAGEMENT, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement and in our 2024 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.
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
Performance Measures
NM = Not meaningful.
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Asset management	$8,761,876	$204,888	$16,534,953	$422,823
Life solutions	47,300,844	28,871,214	83,599,501	50,140,463

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology services	161,900	—	229,512	—
TOTAL REVENUES	56,224,620	29,076,102	100,363,966	50,563,286
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	6,054,644	2,743,534	13,163,051	5,464,431
GROSS PROFIT	50,169,976	26,332,568	87,200,915	45,098,855
OPERATING EXPENSES:
Sales and marketing	3,267,715	2,552,801	5,883,715	4,482,745
General and administrative (including stock-based compensation)	18,926,329	14,553,344	31,190,115	25,906,843
(Gain) loss on change in fair value of debt	—	1,199,463	(3,362,103)	3,912,090
Unrealized loss (gain) on equity securities, at fair value	272,254	362,482	—	(802,484)
Realized gain on equity securities, at fair value	—	(856,744)	—	(856,744)
Depreciation and amortization expense	5,184,083	1,750,452	9,942,629	3,432,506
TOTAL OPERATING EXPENSES	27,650,381	19,561,798	43,654,356	36,074,956
OPERATING INCOME	22,519,595	6,770,770	43,546,559	9,023,899
OTHER INCOME (EXPENSE):
Gain (loss) on change in fair value of warrant liability	4,183,000	(667,500)	(623,000)	279,460
Interest expense	(8,752,145)	(4,529,187)	(18,370,475)	(8,199,632)
Interest income	1,012,278	639,906	2,187,279	1,061,332
Other income	2,718,172	195,470	2,673,648	142,442
Total other expense	(838,695)	(4,361,311)	(14,132,548)	(6,716,398)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	21,680,900	2,409,459	29,414,011	2,307,501
Income tax expense	4,069,971	1,757,710	6,404,056	2,931,223
NET INCOME (LOSS)	17,610,929	651,749	23,009,955	(623,722)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	27,240	(118,234)	786,683	(44,960)
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$17,583,689	$769,983	$22,223,272	$(578,762)
Revenue
Asset Management

	Three Months Ended June 30,
	2025	2024	Change	% Change
Related party asset management fees	$6,700,984	$—	$6,700,984	NM
Asset management fees	1,503,839	—	1,503,839	NM
Related party servicing revenue	454,065	120,670	333,395	276.3%
Portfolio servicing revenue	102,988	84,218	18,770	22.3%
Total asset management revenue	$8,761,876	$204,888	$8,556,988	4176.4%
Asset management revenue increased by $8,556,988, or 4176.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is mainly due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue activity having commenced in December 2024.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Related party asset management fees	$13,399,185	$—	$13,399,185	NM
Asset management fees	2,232,849	—	2,232,849	NM
Related party servicing revenue	780,552	305,855	474,697	155.2%
Portfolio servicing revenue	122,367	116,968	5,399	4.6%
Total asset management revenue	$16,534,953	$422,823	$16,112,130	3810.6%
Asset management revenue increased by $16,112,130, or 3810.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is mainly due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue activity having commenced in December 2024.
Life Solutions

	Three Months Ended June 30,
	2025	2024	Change	% Change
Realized and unrealized gains from life insurance policies held using the fair value method	$29,621,941	$27,006,364	$2,615,577	9.7%
Related party realized and unrealized gains from life insurance policies held using the fair value method	16,175,271	—	$16,175,271	NM
Fee-based services	338,787	—	$338,787	NM
Investment income from life insurance policies held using the investment method	—	7,393	$(7,393)	(100.0)%
Originations	1,164,845	1,857,457	(692,612)	(37.3)%
Total life solutions revenue	$47,300,844	$28,871,214	$18,429,630	63.8%
Life solutions revenue increased by $18,429,630 or 63.8% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is mainly due to an increase of $49,641,418 in realized gains, partially offset by $(25,197,161) in unrealized gains and $(5,664,385) in premiums paid related to policies accounted for under the fair value method.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Realized and unrealized gains from life insurance policies held using the fair value method	$62,555,802	$39,344,090	$23,211,712	59.0%
Related party realized and unrealized gains from life insurance policies held using the fair value method	17,076,617	—	$17,076,617	NM
Fee-based services	338,787	6,959,273	$(6,620,486)	(95.1)%
Investment income from life insurance policies held using the investment method	—	507,393	$(507,393)	(100.0)%
Originations	3,628,295	3,329,707	298,588	9.0%
Total life solutions revenue	$83,599,501	$50,140,463	$33,459,038	66.7%
Life solutions revenue increased by $33,459,038 or 66.7% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is mainly due to an increase of $55,293,970 in realized gains, partially offset by $(3,475,198) in unrealized gains, $(11,541,418) in premiums paid, and $(6,620,486) fee-based revenue that did not recur related to policies accounted for under the fair value method.
Technology services

	Three Months Ended June 30,
	2025	2024	Change	% Change
Technology services	$161,900	$—	$161,900	NM
Total technology services revenue	$161,900	$—	$161,900	NM
Technology services revenue increased by $161,900 for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is mainly due technology service revenue activity having commenced in December 2024.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Technology services	$229,512	$—	$229,512	NM
Total technology services revenue	$229,512	$—	$229,512	NM
Technology services revenue increased by $229,512 for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is mainly due technology service revenue activity having commenced in December 2024.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Three Months Ended June 30,
	2025	2024	Change	% Change
Cost of revenue (including stock-based compensation)	$6,054,644	$2,743,534	$3,311,110	120.7%
Cost of revenues (including stock-based compensation) increased by $3,311,110, or 120.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in cost of revenues is primarily due to $2,343,251 asset management retrocession fees and increase in payroll expense related to growth in life policy acquisition and sale activity.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Cost of revenue (including stock-based compensation)	$13,163,051	$5,464,431	$7,698,620	140.9%
Cost of revenues (including stock-based compensation) increased by $7,698,620, or 140.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in cost of revenues is primarily due to $4,460,600 asset management retrocession fees, $1,478,036 increase of commissions for origination activity, and increase in payroll expense related to growth in life policy acquisition and sale activity.

	Three Months Ended June 30,
	2025	2024	Change	% Change
Gross Profit	$50,169,976	$26,332,568	$23,837,408	90.5%
Gross profit increased by $23,837,408, or 90.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in gross profit is primarily due to an increase in asset management revenue and life solutions revenue driven by an increase in policies purchased.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Gross Profit	$87,200,915	$45,098,855	$42,102,060	93.4%
Gross profit increased by $42,102,060, or 93.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in gross profit is primarily due to the increase in asset management revenue and life solutions revenue driven by an increase in policies purchased.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended June 30,
	2025	2024	Change	% Change
Sales and marketing	$3,267,715	$2,552,801	$714,914	28.0%
Sales and marketing expenses increased by $714,914 or 28.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Sales and marketing	$5,883,715	$4,482,745	$1,400,970	31.3%
Sales and marketing expenses increased by $1,400,970 or 31.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.
General and Administrative (Including Stock-Based Compensation) Expenses

	Three Months Ended June 30,
	2025	2024	Change	% Change
General and administrative (including stock-based compensation)	$18,926,329	$14,553,344	$4,372,985	30.0%
General and administrative (including stock-based compensation) increased by $4,372,985, or 30.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily related to increases in legal and professional fees of $3,672,671, payroll expense of $2,735,246 mainly due to acquisitions, and other expenses general and administrative expenses of $1,725,146, partially offset by decreases in non-cash stock-based compensation expense of $(2,841,344) and accounting and auditing fees of $(918,734).

	Six Months Ended June 30,
	2025	2024	Change	% Change
General and administrative (including stock-based compensation)	$31,190,115	$25,906,843	$5,283,272	20.4%
General and administrative (including stock-based compensation) increased by $5,283,272, or 20.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily related to increases in payroll expense of $5,319,132 mainly due to acquisitions, legal and professional fees of $5,149,792, and other expenses general and administrative expenses of $2,971,460, partially offset by decreases in non-cash stock-based compensation expense of $(6,742,032) and accounting and auditing fees of $(1,415,080).
Depreciation and Amortization Expense

	Three Months Ended June 30,
	2025	2024	Change	% Change
Depreciation and amortization expense	$5,184,083	$1,750,452	$3,433,631	196.2%
The increase of $3,433,631, or 196.2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 in depreciation and amortization expense is primarily related to the amortization of acquired businesses intangible assets.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Depreciation and amortization expense	$9,942,629	$3,432,506	$6,510,123	189.7%
The increase of $6,510,123, or 189.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 in depreciation and amortization expense is primarily related to the amortization of acquired businesses intangible assets.
Unrealized Loss (Gain) on Equity Securities, at Fair Value

	Three Months Ended June 30,
	2025	2024	Change	% Change
Unrealized loss (gain) on equity securities, at fair value	$272,254	$362,482	$(90,228)	(24.9)%

Unrealized loss on investments decreased by $(90,228) or (24.9)% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The change is mainly due to investments in S&P 500 options sold in 2024.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Unrealized loss (gain) on equity securities, at fair value	$—	$(802,484)	$802,484	(100.0)%
Unrealized gain on investments decreased by $802,484 or (100.0)% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The change is mainly due to investments in S&P 500 options sold in 2024.
Realized Loss (Gain) on Equity Securities, at Fair Value

	Three Months Ended June 30,
	2025	2024	Change	% Change
Realized gain on equity securities, at fair value	$—	$(856,744)	$856,744	(100.0)%
Realized gain on investments increased by $856,744 or (100.0)% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The change is mainly due to the sale of investments in S&P 500 options in June and December 2024 used to pay off the market-indexed notes between July 2024 and January 2025.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Realized gain on equity securities, at fair value	$—	$(856,744)	$856,744	(100.0)%
Realized gain on investments increased by $856,744 or (100.0)% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The change is mainly due to the sale of investments in S&P 500 options in June and December 2024 used to pay off the market-indexed notes between July 2024 and January 2025.
(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended June 30,
	2025	2024	Change	% Change
(Gain) loss on change in fair value of debt	$—	$1,199,463	$(1,199,463)	(100.0)%
Loss on change in fair value of debt decreased by $(1,199,463) or (100.0)% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily attributable to the payoff of the market-indexed notes between July 2024 and January 2025.

	Six Months Ended June 30,
	2025	2024	Change	% Change
(Gain) loss on change in fair value of debt	$(3,362,103)	$3,912,090	$(7,274,193)	(185.9)%

Gain on change in fair value of debt increased by $(7,274,193) or (185.9)% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily attributable to the payoff of the market-indexed notes.
Other Income (Expense)

	Three Months Ended June 30,
	2025	2024	Change	% Change
Other income	$2,718,172	$195,470	$2,522,702	1290.6%
Interest expense	(8,752,145)	(4,529,187)	(4,222,958)	93.2%
Interest income	1,012,278	639,906	372,372	58.2%
Gain (loss) on change in fair value of warrant liability	4,183,000	(667,500)	4,850,500	(726.7)%
Other income increased by $2,522,702 or 1290.6% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily related to lending fees discussed in Note 9 Other Investments and Other Assets.
Interest expense increased by $(4,222,958) or 93.2% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in interest expense is primarily related to the $72,727,075 increase in the Fixed Rate Senior Unsecured Notes in connection with the Carlisle Acquisition and to the $100,000,000 issuance of the Senior Secured Credit Facility in December 2024.
Interest income increased by $372,372 or 58.2% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in interest income is related to interest earned on our bank deposits.
Gain on change in fair value of warrant liability increased by $4,850,500 or (726.7)% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily attributable to the change in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Other income	$2,673,648	$142,442	$2,531,206	1777.0%
Interest expense	(18,370,475)	(8,199,632)	(10,170,843)	124.0%
Interest income	2,187,279	1,061,332	1,125,947	106.1%
Gain (loss) on change in fair value of warrant liability	(623,000)	279,460	(902,460)	(322.9)%
Other income increased by $2,531,206 or 1777.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily related to lending fees discussed in Note 9 Other Investments and Other Assets.
Interest expense increased by $(10,170,843) or 124.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in interest expense is primarily related to the $72,727,075 increase in the Fixed Rate Senior Unsecured Notes in connection with the Carlisle Acquisition and to the $100,000,000 issuance of the Senior Secured Credit Facility in December 2024.
Interest income increased by $1,125,947 or 106.1% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in interest income is related to interest earned on our bank deposits.
(Loss) on change in fair value of warrant liability increased by $(902,460) or (322.9)% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily attributable to the change in the price for the public warrants, which is a determining factor for measuring the fair value of the private warrants.
Income Tax Expense

	Three Months Ended June 30,
	2025	2024	Change	% Change
Income tax expense	$4,069,971	$1,757,710	$2,312,261	131.5%
Income tax expense increased by $2,312,261, or 131.5% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily driven by the increase in net income. Our effective income tax rate for the three months ended June 30, 2025 and three months June 30, 2024, was 18.8% and 73.0%, respectively.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Income tax expense	$6,404,056	$2,931,223	$3,472,833	118.5%
Income tax expense increased by $3,472,833, or 118.5% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by the increase in net income. Our effective income tax rate for the six months ended June 30, 2025 and for the six months June 30, 2024, was 21.8% and 127.0%, respectively.
Results of Operations—Segment Results
Asset Management

	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$8,761,876	$204,888	$8,556,988	4176.4%
Cost of revenue	3,047,093	168,671	2,878,422	1706.5%
Gross profit	$5,714,783	$36,217	$5,678,566	15679.3%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our asset management segment increased by $2,878,422, or 1706.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue and related cost of revenue activity that commenced in December 2024.
The change of gross profit is a product of the change of revenue and cost of revenue.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$16,534,953	$422,823	$16,112,130	3810.6%
Cost of revenue	5,789,111	531,063	5,258,048	990.1%
Gross profit	$10,745,842	$(108,240)	$10,854,082	(10027.8)%

The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our asset management segment increased by $5,258,048, or 990.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue and related cost of revenue activity that commenced in December 2024.
The change of gross profit is a product of the change of revenue and cost of revenue.
Life Solutions

	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$47,300,844	$28,871,214	$18,429,630	63.8%
Cost of revenue	2,510,545	2,574,863	(64,318)	(2.5)%
Gross profit	$44,790,299	$26,296,351	$18,493,948	70.3%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our life solutions segment decreased by $(64,318), or (2.5)% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly due to a decrease in origination related services.
The change of gross profit is a product of the change of revenue and cost of revenue.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$83,599,501	$50,140,463	$33,459,038	66.7%
Cost of revenue	6,411,404	4,933,368	1,478,036	30.0%
Gross profit	$77,188,097	$45,207,095	$31,981,002	70.7%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our life solutions segment increased by $1,478,036, or 30.0% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, mainly due to an increase in policy acquisition activity, policy trading activity, and compensation related expenses, including an increase related to origination related services.
The change of gross profit is a product of the change of revenue and cost of revenue.
Technology Services

	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$161,900	$—	$161,900	NM
Cost of revenue	497,006	—	497,006	NM
Gross loss	$(335,106)	$—	$(335,106)	NM

The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our technology services segment increased by $497,006, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly due to compensation expenses. Our technology service revenue and related cost of revenue activity commenced in December 2024.
The change of gross loss is a product of the change of revenue and cost of revenue.

	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$229,512	$—	$229,512	NM
Cost of revenue	962,536	—	962,536	NM
Gross loss	$(733,024)	$—	$(733,024)	NM
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Summary of Significant Accounting Policies in our 2024 Annual Report.
Cost of revenue from our technology services segment increased by $962,536, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, mainly due to compensation expenses. Our technology service revenue and related cost of revenue activity commenced in December 2024.
The change of gross loss is a product of the change of revenue and cost of revenue.
Non-GAAP Financial Measures and Key Business Metrics
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
Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as net income (loss) attributable to common stockholders adjusted for non-controlling interest income, amortization, change in fair value of warrants, business acquisition costs, and non-cash stock-based compensation and the related tax effect. We believe that Adjusted Net Income provides an additional measure of operating performance that eliminates the impact of expenses that do not relate to business performance.

Adjusted EPS measures our per share earnings and is calculated as Adjusted Net Income divided by adjusted weighted-average shares outstanding. We believe that Adjusted EPS may be useful to investors because it enables them to better evaluate per share operating performance across reporting periods by eliminating the impact of expenses that do not relate to the Company’s business performance.
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$17,583,689	$769,983	$22,223,272	$(578,762)
Net income (loss) attributable to noncontrolling interests	27,240	(118,234)	786,683	(44,960)
Amortization expense	4,667,987	1,706,033	9,301,141	3,388,117
Stock-based compensation	3,486,829	6,165,459	5,842,224	12,258,830
Business acquisition costs	74,782	1,325,000	74,782	1,325,000
(Gain) loss on change in fair value of warrant liability	(4,183,000)	667,500	623,000	(279,460)
Tax impact [1]	233,137	1,178,552	233,137	2,344,454
ADJUSTED NET INCOME	$21,890,664	$11,694,293	$39,084,239	$18,413,219
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	94,690,195	63,846,170	95,437,545	63,087,878
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	97,372,470	67,162,820	97,801,477	63,102,210
ADJUSTED EPS - BASIC	$0.23	$0.18	$0.41	$0.29
ADJUSTED EPS - DILUTED	$0.22	$0.17	$0.40	$0.29
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
The change in adjusted net Income was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax, business acquisition costs, non-cash expenses, and certain other items that in our judgment significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, change in fair value of debt, change in fair value of warrant liability, S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized and unrealized loss on investments), non-cash stock based compensation, and other items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows from operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
We believe that Adjusted EBITDA assists investors in understanding the Company’s ongoing operating performance by presenting comparable financial results between periods. We believe that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes, and certain other charges that are variable from year to year. We believe that Adjusted EBITDA provides our investors with performance measures that reflect the impact to operations from trends in changes in revenue, policy values, and operating expenses that provides a perspective not immediately apparent from net income (loss) and operating income (loss). Adjusted EBITDA excludes items which we believe may cause short-term fluctuations in net income (loss) and operating income (loss) which we do not consider to be the primary drivers of the Company’s business.
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$17,610,929	$651,749	$23,009,955	$(623,722)
Depreciation and amortization expense	5,184,083	1,750,452	9,942,629	3,432,506
Income tax expense	4,069,971	1,757,710	6,404,056	2,931,223
Interest expense	8,752,145	4,529,187	18,370,475	8,199,632
Other income	(2,718,172)	(195,470)	(2,673,648)	(142,442)
Interest income	(1,012,278)	(639,906)	(2,187,279)	(1,061,332)
(Gain) loss on change in fair value of warrant liability	(4,183,000)	667,500	623,000	(279,460)
Stock-based compensation	3,486,829	6,165,459	5,842,224	12,258,830
Business acquisition costs	74,782	1,325,000	74,782	1,325,000
Unrealized loss (gain) on equity securities, at fair value	272,254	362,482	—	(802,484)
Realized gain on equity securities, at fair value	—	(856,744)	—	(856,744)
Loss (gain) on change in fair value of debt	—	1,199,463	(3,362,103)	3,912,090
Adjusted EBITDA	$31,537,543	$16,716,882	$56,044,091	$28,293,097
TOTAL REVENUE	$56,224,620	$29,076,102	$100,363,966	$50,563,286
Adjusted EBITDA margin	56.1%	57.5%	55.8%	56.0%
Net income (loss) margin	31.3%	2.2%	22.9%	(1.2)%
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
Pro Forma Adjusted Net Income and Pro Forma Adjusted EPS
Refer to the Adjusted Net Income and Adjusted EPS section for the description of this measure and comparable GAAP measures. The three and six months ended June 30, 2025 includes Carlisle’s historical information prior the Carlisle Acquisition.
The following table presents a reconciliation of Pro Forma Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Pro Forma Adjusted EPS to the most comparable GAAP financial measure, earnings (loss) per share combined with Carlisle on a historical basis for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PRO FORMA NET INCOME AVAILABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$17,583,689	$3,074,858	$22,223,272	$3,760,143
Net income (loss) attributable to noncontrolling interests	27,240	(118,234)	786,683	(44,960)
Amortization expense	4,667,987	1,706,033	9,301,141	3,388,117
Stock-based compensation	3,486,829	6,165,459	5,842,224	12,258,830
Business acquisition costs	74,782	1,325,000	74,782	1,325,000
(Gain) loss on change in fair value of warrant liability	(4,183,000)	667,500	623,000	(279,460)
Tax impact [1]	233,137	1,178,552	233,137	2,344,454
PRO FORMA ADJUSTED NET INCOME	$21,890,664	$13,999,168	$39,084,239	$22,752,124
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	94,690,195	73,059,905	95,437,545	82,273,640
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	97,372,470	76,376,555	97,801,477	85,590,290
PRO FORMA ADJUSTED EPS—BASIC	$0.23	$0.19	$0.41	$0.28
PRO FORMA ADJUSTED EPS—DILUTED	$0.22	$0.18	$0.40	$0.27
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
The pro forma change in adjusted net Income was primarily a result of the factors described in connection with non-pro forma operating revenues and operating expenses adjusted for $2,304,875 and $4,338,905 pro forma Carlisle net income for the three and six months ended June 30, 2024, respectively.
Pro Forma Adjusted EBITDA
Refer to the Adjusted EBITDA section for the description of this measure and comparable GAAP measures. Only the three months ended March 31, 2024 combines Carlisle historical information prior the Carlisle Acquisition.
The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin to the most comparable GAAP financial measure, net income (loss) for common stockholders combined with Carlisle on a historical basis for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PRO FORMA NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,610,929	$2,956,624	$23,009,955	$3,715,183
Depreciation and amortization expense	5,184,083	1,750,452	9,942,629	6,866,137
Income tax expense	4,069,971	1,959,225	6,404,056	3,454,027
Interest expense	8,752,145	4,529,187	18,370,475	8,203,579
Other income	(2,718,172)	(175,279)	(2,673,648)	(168,994)
Interest income	(1,012,278)	(738,569)	(2,187,279)	(1,221,140)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Gain) loss on change in fair value of warrant liability	(4,183,000)	667,500	623,000	(279,460)
Stock-based compensation	3,486,829	6,165,459	5,842,224	12,258,830
Business acquisition costs	74,782	1,325,000	74,782	1,325,000
Unrealized loss (gain) on equity securities, at fair value	272,254	362,050	—	(913,489)
Realized gain on equity securities, at fair value	—	(860,936)	—	(4,192)
Loss (gain) on change in fair value of debt	—	1,199,463	(3,362,103)	2,712,627
PRO FORMA ADJUSTED EBITDA	$31,537,543	$19,140,176	$56,044,091	$35,948,108
PRO FORMA REVENUE	$44,139,346	$35,956,962	$100,363,966	$64,307,645
PRO FORMA ADJUSTED EBITDA MARGIN	71.4%	53.2%	55.8%	55.9%
PRO FORMA NET INCOME MARGIN	39.9%	8.2%	22.9%	5.8%
The pro forma change in adjusted EBITDA was primarily a result of the non-pro forma factors described in connection with operating revenues and operating expenses and the items listed above adjusted for $2,304,875 and $4,338,905 pro forma Carlisle net income for the three and six months ended June 30, 2024, respectively.
Pro Forma Segment Revenue
The table below summarizes the combined results of operations for the Company and Carlisle in connection with the Carlisle Acquisition as if the Companies were combined for the three and six three months ended June 30, 2024. The unaudited supplemental pro forma financial information related to the asset management segment as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8,761,876	$7,085,748	$16,534,953	$14,167,182
Cost of revenue	3,047,093	2,092,670	5,789,111	4,892,449
Gross profit	$5,714,783	$4,993,078	$10,745,842	$9,274,733
Key Business Metrics
We monitor the following key business metrics:
•Revenue generated from life policies: (i) policies sold, matured, and bought, (ii) realized gains, (iii) revenues from maturities, and (iv) net death benefit value of policies held. The number of policies sold and purchased helps us measure the level of trading activity for the period that leads to realized and unrealized gains, respectively. Realized gains on sold policies and revenues from maturities is used to measure our profit optimization. The net death benefit of policies represents the maximum potential maturity revenue realization on policies held.
•Asset management revenue: (i) assets under management also referred to as the net asset value of funds (“AUM” or “NAV”). AUM drives management fees and performance fees generated by the Company.
•Servicing revenue: (i) number of policies serviced, (ii) face value of policies serviced, and (iii) total invested dollars. Servicing revenue involves the provision of services for maintaining the policy, managing processing of claims in the event of death of the insured, and ensuring timely payment of optimized premiums computed to derive maximum return on maturity of the policy. The number of policies and the face value of policies serviced represents the volume and dollar face value of policies over which the above services are performed. Total invested dollars represent the acquisition cost plus premiums paid for serviced policies and is used to determine servicing fees.
•Origination revenue: Origination revenues represent fees negotiated for each purchase and sale of a policy with an investor. The number of policy originations (i) represents the volume of policies over which the above origination services are performed. The number of policy originations directly correlates with origination revenues allowing management to evaluate fees earned upon each transaction.
Information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended June 30,
	2025	2024	Change	% Change
Fair Value Method:
Policies bought	250	240	10	4.2%
Policies sold	399	99	300	303.0%
Policies matured	5	3	2	66.7%
Average realized gain on policies sold	26.3%	26.9%
Number of external counter parties that purchased policies	15	12	3	25.0%
Total realized gains, net of premiums paid	$58,332,682	$10,955,215	$47,377,467	432.5%
Realized gains from maturities, net of premiums paid	$3,573,344	$1,164,098	$2,409,246	207.0%

	Six Months Ended June 30,
	2025	2024	Change	% Change
Fair Value Method:
Policies bought	421	362	59	16.3%
Policies sold	517	192	325	169.3%
Policies matured	20	5	15	300.0%
Average realized gain on policies sold	34.1%	19.4%
Number of external counter parties that purchased policies	23	13	10	76.9%
Total realized gains, net of premiums paid	$72,207,798	$18,002,387	$54,205,411	301.1%
Realized gains from maturities, net of premiums paid	$10,480,671	$1,365,104	$9,115,567	667.8%
Information regarding policies accounted for under the investment method is as follows:

	Three Months Ended June 30,
	2025	2024	Change		% Change
Investment Method:
Policies bought	—	—	—	—	NM

	Three Months Ended June 30,
	2025	2024	Change		% Change
Policies sold	—	2	(2)	—	(100.0)%
Policies matured	—	—	—	—	NM
Average realized gain on policies sold	—%	48.2%
Number of external counter parties that purchased policies	—	1	(1)	—	(100.0)%
Realized gains	$—	$287,137	$(287,137)	—	(100.0)%
Revenue from maturities	$—	$—	—	—	NM

	Six Months Ended June 30,
	2025	2024	Change	% Change
Investment Method:
Policies bought	—	—	—	NM
Policies sold	—	2	(2)	(100.0)%
Policies matured	—	1	(1)	(100.0)%
Average realized gain on policies sold	—%	48.2%
Number of external counter parties that purchased policies	—	1	(1)	(100.0)%
Realized gains	$—	$507,393	$(507,393)	(100.0)%
Revenue from maturities	$—	$500,000	$(500,000)	(100.0)%
Information regarding originations revenue, management fees, and servicing revenue is as follows:

	Three Months Ended June 30,
	2025	2024	Change	% Change
Number of policy originations to external parties	30	37	(7)	(18.9)%
Number of policy originations to subsidiaries eliminated in consolidation	161	99	62	62.6%

	Six Months Ended June 30,
	2025	2024	Change	% Change
Assets under management	$2,865,633,717	$—	$2,865,633,717	NM
Number of policies serviced [1]	3,101	1,155	1,946	168.5%
Face value of policies serviced [1]	$7,383,844,908	$2,526,819,484	$4,857,025,424	192.2%
Total invested dollars [1]	$2,931,575,304	$1,081,579,116	$1,849,996,188	171.0%
Number of policy originations to external parties	61	61	—	—%
Number of policy originations to subsidiaries eliminated in consolidation	312	194	118	60.8%
[1] For the six months ended June 30, 2025, LMA and LMA subsidiaries comprised 627 of the policies serviced, $1,027,006,147 face value of the policies serviced, and $292,823,428 of the total invested dollars. For the six months ended June 30, 2024, LMA and LMA subsidiaries comprised 458 of the policies serviced, $747,942,758 face value of the policies serviced, and $170,008,843 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing and originating policies while also effectively utilizing cash and other sources of liquidity to purchase additional life settlement policies. As of June 30, 2025 and December 31, 2024, our principal source of liquidity was cash and cash equivalents totaling $74,836,871 and $131,944,282, respectively.
Our future capital requirements will depend on many factors, including our revenue growth rate. The Company. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. The Company may seek additional equity or debt financing.
In December 2023, April 2025, and June 2025, the Company’s Board of Directors approved a $15,000,000, $15,000,000, and $20,000,000 repurchase plans, respectively, that will expire in December 2026. As of June 30, 2025, $2,923,082 remains available for repurchases under the approved plan. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity, to the Interim Financial Statements for additional information.
We believe that our current cash and cash equivalents as well as cash generated from operations will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Quarterly Report on From 10-Q.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$14,511,602	$(64,542,510)	$79,054,112
Net cash used in investing activities	(13,743,342)	(716,113)	(13,027,229)
Net cash (used in) provided by financing activities	(57,875,671)	130,993,784	(188,869,455)
Net change in cash and cash equivalents	$(57,107,411)	$65,735,161	$(122,842,572)
Operating Activities
During the six months ended June 30, 2025, our operating activities provided $14,511,602 of net cash compared to $(64,542,510) of net cash used from operating activities during the six months ended June 30, 2024. The increase of $79,054,112 in net cash provided from operating activities was primarily due to $65,481,868 increase in net life settlement sales and $23,633,677 increase in net income, partially offset by an increase of $(6,049,540) in related party receivables and a decrease of $(3,364,157) in contract liabilities.
Investing Activities
During the six months ended June 30, 2025, investing activities used $(13,743,342) of net cash compared to $(716,113) net cash used during the six months ended June 30, 2024. The increase of $(13,027,229) in net cash used in investing activities was primarily related to the issuance of $(7,000,000) note receivable and $(2,096,021) paid for the NIB Acquisition.
Financing Activities
During the six months ended June 30, 2025, financing activities used $(57,875,671) of net cash compared to $130,993,784 of net cash provided during the six months ended June 30, 2024. The increase of $(188,869,455) in net cash used by financing activities is primarily due to $(86,270,000) decrease in net proceeds received from our follow-on stock issuance that did not reoccur, $(24,309,706) increase in share repurchases, $(46,713,206) in repayments of long-term debt, $(27,214,638) decrease in issuances of long-term debt, and $(6,851,057) decrease in cash received from public warrant conversions that did not reoccur.
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
Recent Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies and Recent Accounting Standards to our condensed notes to consolidated financial statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
*****

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer
See Note 15 Convertible Preferred Stock and Stockholders’ Equity to the consolidated Interim Financial Statements for further discussion of our stock repurchase program and repurchases made during the six months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
During the quarter ended June 30, 2025, none of the Company’s officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

4.4	Unsecured Promissory Note, dated as of June 30, 2023, issued to Sponsor, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.5	Amended and Restated Unsecured Promissory Note, dated as of July 5, 2023, issued to East Asset Management, LLC, incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
4.6	Base Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference from the Company’s Form 8-K filed November 13, 2023.
4.7
Supplemental Indenture, between the Company and U.S. Bank Trust Company, National Association, as Trustee, including the form of 9.875% Fixed Rate Senior Note due 2028 existing notes, incorporated by reference from the Company’s Form 8-K filed November 13, 2023.

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

4.11
Certificate of Designations of Abacus Global Management, Inc., designating the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference from the Company’s Form 8-K filed March 24, 2025.

4.12	Description of registrant’s securities.
10.1	Warrant Forfeiture Agreement, dated as of June 30, 2023, by and among East Resources Acquisition Company and Sponsor incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
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

10.20	Form of Abacus Option Agreement 2024 Plan.
10.21	Form of Abacus RSU Agreement 2024 Plan.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
19.1	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABACUS GLOBAL MANAGEMENT, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2025

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 12, 2025