Form 10-Q
period 2025-09-30
Abacus Global Management, Inc.
filed 2025-11-07
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had 97,752,855 shares of common stock, $0.0001 par value per share, issued and outstanding as of October 31, 2025.

ABACUS GLOBAL MANAGEMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,418,953	$131,944,282
Accounts receivable	30,392,121	15,785,531
Accounts receivable, related party	13,863,196	7,113,369
Income taxes receivable	2,740,362	2,099,673
Prepaid expenses and other current assets	4,738,492	2,621,791
Total current assets	138,153,124	159,564,646
Property and equipment, net	1,590,408	1,025,066
Intangible assets, net	70,491,008	79,786,793
Goodwill	248,959,637	238,296,200
Operating right-of-use assets	4,716,584	4,722,573
Management and performance fee receivable, related party	15,465,366	13,379,301
Life settlement policies, at fair value	423,782,347	370,398,447
Life settlement policies, at cost	905,349	1,083,977
Available-for-sale securities, at fair value; net of allowance for credit losses of $622,788 and $— at September 30, 2025 and December 31, 2024, respectively	3,194,593	2,205,904
Other investments	9,850,000	1,850,000
Other assets	1,829,114	1,851,845
TOTAL ASSETS	$918,937,530	$874,164,752
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$118,498,871	$37,430,336
Current portion of long-term debt	1,000,000	1,000,000
Accrued expenses	8,691,570	6,139,472
Current operating lease liabilities	671,281	515,597
Contract liabilities, deposits on pending settlements	358,983	2,473,543
Accrued transaction costs	2,523,953	483,206
Other current liabilities	15,783,293	14,423,925
Income taxes payable	910,545	—
Total current liabilities	148,438,496	62,466,079
Long-term debt, net	276,072,681	224,742,029
Long-term debt, at fair value	—	105,120,100
Long-term debt, related party	13,699,103	12,525,635
Retrocession fees payable	5,361,714	5,312,214
Noncurrent operating lease liabilities	4,535,901	4,580,158
Deferred tax liability	31,235,642	26,778,865
Warrant liability	—	9,345,000
TOTAL LIABILITIES	479,343,537	450,870,080

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	September 30, 2025 (unaudited)	December 31, 2024
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Series A convertible preferred stock, $0.0001 par value; 5,000 shares authorized; 5,000 issued and outstanding	5,000,000	—
TOTAL MEZZANINE EQUITY	5,000,000	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 5,000 issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 104,430,882 and 96,731,194 shares issued at September 30, 2025 and December 31, 2024, respectively	10,443	10,133
Treasury stock - at cost; 6,726,082 and 1,048,226 shares repurchased at September 30, 2025 and December 31, 2024, respectively	(50,269,042)	(12,025,137)
Additional paid-in capital	513,709,228	494,064,113
Accumulated deficit	(28,856,636)	(57,896,606)
Noncontrolling interest	—	(857,831)
TOTAL STOCKHOLDERS' EQUITY	434,593,993	423,294,672
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY	$918,937,530	$874,164,752
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Asset management	$1,058,250	$59,847	$3,173,732	$176,815
Asset management, related party	7,575,553	56,539	21,995,024	362,394
Life solutions	45,536,880	28,032,105	112,059,764	78,172,568
Life solutions, related party	8,585,697	—	25,662,314	—
Technology services	218,776	—	448,288	—
TOTAL REVENUES	62,975,156	28,148,491	163,339,122	78,711,777
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	7,655,698	2,187,981	20,818,749	7,652,412
GROSS PROFIT	55,319,458	25,960,510	142,520,373	71,059,365
OPERATING EXPENSES:
Sales and marketing	3,799,884	2,169,197	9,683,599	6,651,942
General and administrative (including stock-based compensation)	24,706,314	15,489,503	55,896,429	41,396,346
(Gain) loss on change in fair value of debt	—	124,237	(3,362,103)	4,036,327
Unrealized gain on equity securities, at fair value	—	(417,677)	—	(1,220,161)
Realized gain on equity securities, at fair value	—	—	—	(856,744)
Depreciation and amortization expense	4,400,082	1,745,279	14,342,711	5,177,785
TOTAL OPERATING EXPENSES	32,906,280	19,110,539	76,560,636	55,185,495
OPERATING INCOME	22,413,178	6,849,971	65,959,737	15,873,870
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(1,081,193)	(8,766,500)	(1,704,193)	(8,487,040)
Interest expense	(9,738,472)	(4,218,314)	(28,108,947)	(12,417,946)
Interest income	803,648	609,496	2,990,927	1,670,828
Other (expense) income	(629,127)	(9,832)	2,044,521	132,610
TOTAL OTHER INCOME (EXPENSE)	(10,645,144)	(12,385,150)	(24,777,692)	(19,101,548)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	11,768,034	(5,535,179)	41,182,045	(3,227,678)
Income tax expense (benefit)	4,692,686	(250,368)	11,096,742	2,680,855
NET INCOME (LOSS)	7,075,348	(5,284,811)	30,085,303	(5,908,533)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(159,756)	786,683	(204,716)
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,075,348	$(5,125,055)	$29,298,620	$(5,703,817)

EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic	$0.07	$(0.07)	$0.30	$(0.09)
Earnings (loss) per share - diluted	$0.07	$(0.07)	$0.30	$(0.09)
Weighted-average stock outstanding—basic	95,956,504	74,694,319	95,612,432	66,984,401
Weighted-average stock outstanding—diluted	96,651,911	74,694,319	96,962,810	66,984,401

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$7,075,348	$(5,284,811)	$30,085,303	$(5,908,533)
Other comprehensive income (loss), net of tax or tax benefit:
Change in fair value of debt (risk adjusted)	—	(53,656)	—	(111,835)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	—	11,079	—	11,079
COMPREHENSIVE INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	7,075,348	(5,327,388)	30,085,303	(6,009,289)
Net and comprehensive (loss) income attributable to non-controlling interests	—	(170,730)	786,683	(229,820)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,075,348	$(5,156,658)	$29,298,620	$(5,779,469)
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	—	$—	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$—	$(857,831)	$423,294,672
Issuance of series A convertible preferred stock	5,000	5,000,000	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	36,000	(456)	—	—	2,355,852	—	—	—	2,355,396
Warrant Conversions	—	—	1,134,071	113	—	—	(113)	—	—	—	—
Common stock issuance transaction costs	—	—	—	—	—	—	(470,065)	(3)	—	—	(470,068)
Net income	—	—	—	—	—	—	—	4,639,583	—	759,443	5,399,026
BALANCE AS OF MARCH 31, 2025	5,000	$5,000,000	97,901,265	$9,790	(1,048,226)	$(12,025,137)	$495,949,787	$(53,257,026)	$—	$(98,388)	$430,579,026
Repurchase of common stock	—	—	—	—	(5,081,477)	(35,051,781)	—	—	—	—	(35,051,781)
Stock-based compensation	—	—	53,206	5	—	—	3,486,823	—	—	—	3,486,828
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	—	—	(93,750)
Other	—	—	—	—	—	—	1,933	7	—	—	1,940
Net income	—	—	—	—	—	—	—	17,583,689	—	27,240	17,610,929
BALANCE AS OF JUNE 30, 2025	5,000	$5,000,000	97,954,471	$9,795	(6,129,703)	$(47,076,918)	$499,438,543	$(35,767,080)	$—	$(71,148)	$416,533,192
Transfer of non-controlling interest	—	—	—	—	—	—	—	(71,148)	—	71,148	—
Common stock issuance transaction costs	—	—	—	—	—	—	(2,916,136)	3	—	—	(2,916,133)
Repurchase of common stock	—	—	—	—	(596,379)	(3,192,124)	—	—	—	—	(3,192,124)
Stock-based compensation	—	—	1,535,391	154	—	—	4,527,204	—	—	—	4,527,358
Warrant conversions	—	—	4,687,332	469	—	—	11,048,724	—	—	—	11,049,193
Business acquisition	—	—	253,688	25	—	—	1,610,893	—	—	—	1,610,918
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	—	—	(93,750)
Other	—	—	—	—	—	—	—	(9)	—	—	(9)
Net income	—	—	—	—	—	—	—	7,075,348	—	—	7,075,348
BALANCE AS OF SEPTEMBER 30, 2025	5,000	$5,000,000	104,430,882	$10,443	(6,726,082)	$(50,269,042)	$513,709,228	$(28,856,636)	$—	$—	$434,593,993
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (CONT.)

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	—	$—	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	—	—	(483,451)	—	—	—	(483,451)
Repurchase of common stock	—	—	—	—	(632,116)	(7,524,392)	—	—	—	—	(7,524,392)
Stock-based compensation	—	—	—	—	—	—	6,093,371	—	—	—	6,093,371
Warrant Conversions	—	—	387,235	39	—	—	4,453,164	—	—	—	4,453,203
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	11,950	(4,514)	7,436
Net (loss) income	—	—	—	—	—	—	—	(1,348,745)	—	73,274	(1,275,471)
BALANCE AS OF MARCH 31, 2024	—	$—	63,776,058	$6,378	(778,766)	$(8,807,454)	$209,889,362	$(36,074,880)	$120,323	$207,043	$165,340,772
Deferred transaction costs	—	—	—	—	—	—	—	790,579	—	—	790,579
Common stock issuance	—	—	11,500,000	1,150	—	—	91,998,850	—	—	—	92,000,000
Common stock issuance transaction costs	—	—	—	—	—	—	(7,213,627)	—	—	—	(7,213,627)
Repurchase of common stock	—	—	—	—	(269,460)	(3,217,683)		—	—	—	(3,217,683)
Stock-based compensation	—	—	—	—	—	—	6,165,459	—	—	—	6,165,459
Warrant Conversions	—	—	208,509	20	—	—	2,397,834	—	—	—	2,397,854
Other comprehensive loss	—	—	—	—	—	—	—	—	(55,999)	(9,616)	(65,615)
Net income (loss)	—	—	—	—	—	—	—	769,983	—	(118,234)	651,749
BALANCE AS OF JUNE 30, 2024	—	$—	75,484,567	$7,548	(1,048,226)	$(12,025,137)	$303,237,878	$(34,514,318)	$64,324	$79,193	$256,849,488
Stock-based compensation	—	—	271,772	—	—	—	6,416,378	—	—	—	6,416,378
Warrant Conversions	—	—	100	28	—	—	1,122	—	—	—	1,150
Other comprehensive loss	—	—	—	—	—	—	—	—	(42,682)	(10,974)	(53,656)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	—	—	—	—	—	—	—	—	11,079	—	11,079
Net loss	—	—	—	—	—	—	—	(5,125,055)	—	(159,756)	(5,284,811)
BALANCE AS OF SEPTEMBER 30, 2024	—	$—	75,756,439	$7,576	(1,048,226)	$(12,025,137)	$309,655,378	$(39,639,373)	$32,721	$(91,537)	$257,939,628
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,085,303	$(5,908,533)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,342,711	5,177,785
Allowance for credit losses	622,788	—
Stock-based compensation	10,369,582	18,675,208
Amortization of debt issuance costs	1,651,340	638,089
Unrealized gain on equity securities, at fair value	—	(1,220,161)
Realized gain on equity securities, at fair value	—	(856,744)
Non-cash gain on policy trades	—	(3,110,282)
Unrealized gain on policies, at fair value	(33,600,970)	(38,140,038)
Change in fair value of debt	(3,362,103)	4,036,327
Change in fair value of warrant liability	1,704,193	8,487,040
Non-cash interest income	(347,674)	(79,805)
Deferred income taxes	4,611,788	3,985,966
Non-cash interest expense, related party	1,173,468	2,692,795
Non-cash interest expense	143,630	352,848
Non-cash lease expense	117,416	219,143
Non-cash other income	(1,750,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,108,469)	(83,321)
Accounts receivable, related party	(10,921,957)	(3,989)
Equity securities, at fair value	—	1,406,848
Management and performance fee receivable, related party	2,086,065	—
Prepaid expenses and other current assets	(1,880,093)	(1,371,748)
Other assets	(256,269)	(651,753)
Accrued expenses	1,707,300	(1,818,948)
Accrued transaction costs	2,040,747	2,600,000
Contract liabilities, deposits on pending settlement	(2,114,560)	417,083
Other current liabilities	(2,270,137)	259,157
Income tax payable	(640,689)	(751,734)
Income tax receivable	910,545	(2,702,103)
Retrocession fees payable	49,500	—
Net change in life settlement policies, at fair value	(19,782,930)	(109,702,614)
Net change in life settlement policies, at cost	178,628	626,006
Net cash used in operating activities	(18,240,847)	(116,827,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of note receivable	(7,000,000)	—
Acquisition of businesses, net of cash acquired	(1,660,177)	—
Purchase of property and equipment	(818,968)	(593,459)
Purchase of intangible assets	—	(102,136)
Purchase of other investments	(3,000,000)	(200,000)
Purchase of available for sale securities	(1,500,000)	—
Change in due from affiliates	—	(271,571)
Net cash used in investing activities	(13,979,145)	(1,167,166)

ABACUS GLOBAL MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt	50,000,000	25,000,000
Issuance of long term-debt, at fair value	25,410,115	41,685,109
Payment of discounts and financing costs	(1,393,089)	(1,887,460)
Repayment of debt	(750,000)	—
Repayment of debt, at fair value	(46,423,206)	(4,040,758)
Repayment of debt, related party	—	(28,189,406)
Common stock issuance	—	92,000,000
Common stock issuance transaction costs	(1,811,502)	(7,697,078)
Repurchase of common stock	(38,243,905)	(10,742,075)
Payment of Series A Convertible Preferred dividend	(93,750)	—
Due to former members	—	(1,159,712)
Warrant conversions	—	6,852,207
Due to affiliates	—	(5,236)
Net cash (used in) provided by financing activities	(13,305,337)	111,815,591
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(45,525,329)	(6,179,053)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE BEGINNING OF THE PERIOD	131,944,282	25,588,668
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT THE END OF THE PERIOD	$86,418,953	$19,409,615

NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Non-cash sale of life settlement policies, at fair value	$—	$14,294,275
Non-cash purchase of life settlement policies, at fair value	$—	$14,294,275
Non-cash consideration for business acquisition	$9,265,197	$—
Non-cash issuance of debt in connection with business acquisition	$2,002,400	$—
Non-cash issuance of common stock in connection with business acquisition	$1,610,918	$—
Non-cash investment in other investments	$5,000,000	$—
Non-cash issuance of series A convertible preferred stock	$5,000,000	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$24,641,100	$7,851,024
Income taxes paid, net of refunds	$5,700,000	$2,691,871
See condensed notes to consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
The accompanying consolidated financial statements (“Interim Financial Statements”) are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) as contained in the Company’s Annual Report on Form 10-K. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Accordingly, the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”). Refer to Note 2 in the Company’s 2024 Annual Report for the full list of the Company’s significant accounting policies. The details in those notes have not changed, except as discussed in Note 2 to the Interim Financial Statements and as a result of normal adjustments in the interim periods. Capitalized terms used and not specifically defined herein have the same meanings given to those terms in our 2024 Annual Report. We also may use certain other terms that are defined within these Interim Financial Statements.
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
ASU 2025-03—”Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. In May 2025, the FASB issued ASU

2025-03 to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required in determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
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
Tax Reform—On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB made several revisions to the U.S. tax code including modifications to fixed asset depreciation, limitation on deductions for interest expense, and international tax provisions. The OBBB is not expected to have a significant impact to the Company’s consolidated financial statements.
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
Note Receivable—The Company recorded a note receivable for a term loan made to an external party in April 2025 that was to mature in April 2028. The note receivable represented a term loan guaranteed by all assets of the borrower and was reported in other assets on the consolidated balance sheets. In August 2025, the borrower defaulted and the Company exercised its right to acquire 100% of the borrower’s business in exchange for the forgiveness of the note receivable and related accrued interest. Refer to Note 9 Other Investments and Other Asset for additional information.
Concentrations—No customer accounted for 10% of more of total revenue for the three months ended September 30, 2025 and no customer accounted for 10% of more of total revenue for the nine months ended September 30, 2025, respectively. Three customers accounted for 32%, 19%, and 17% of total revenue for the three months ended September 30, 2024 and three customers accounted for 28%, 20% and 15% of total revenue for the nine months ended September 30, 2024, respectively.
The Company purchases life insurance policies from various funds, directly from policy holders (“Client Direct”), or from Brokers or Agents representing policy holders (collectively “Seller” or “Sellers”). The Company did not purchase life insurance policies from any Seller that accounted for 10% or more of total policies purchased for the three months ended September 30, 2025 and for the nine months ended September 30, 2025. The Company purchased life insurance policies from three Sellers that accounted for 17%, 15% (related party), and 11% of the total policies purchased for the three months ended September 30, 2024 and two Sellers that accounted for 14%, and 11% of the total policies purchased for the nine months ended September 30, 2024, respectively.
Liquidity—The first redemption window for LMAIS II will open on March 31, 2026 at which point the investors of that entity will have the option to (i) redeem their investment (ii) extend their investment for an additional two years, or (iii) roll their investment into one of our newly launched funds. As of September 30, 2025, the related liabilities are included within the current portion of long-term debt, at fair value within our consolidated balance sheet. If all investors were to elect to redeem their investment the Company has determined it has sufficient liquidity available in the form of cash and the ability to sell life settlement policies in an active market to repay the debt. Refer to Note 14 Long-Term Debt for additional information.
Non-Controlling Interests—Non-controlling interest represents the share of consolidated entities owned by third parties. At the date of formation or upon acquisition, the Company recognizes non-controlling interest on the Consolidated Balance Sheets at an amount equal to the non-controlling interest’s proportionate share of the relative fair value of any assets and liabilities acquired. Non-controlling interest is subsequently adjusted for the non-controlling shareholder’s additional contributions, distributions, and the shareholder’s share of the net earnings or losses of each respective consolidated entity. Net income of a consolidated entity is allocated to non-controlling interests based on the non-controlling shareholder’s ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to non-controlling interests in the Consolidated Statement of Operations and Comprehensive Income (Loss). Effective August 31, 2025, LMX, the entity with the non-controlling interest, was dissolved. The Company settled the non-controlling interest in a non-cash transaction. Refer to the Consolidated Statements of Mezzanine Equity and Stockholders’ Equity for additional information.
Revenue Recognition, Asset Management Revenue—The Company through its Carlisle subsidiary, recognizes management fee and performance fees. The Company through its ABL Wealth and FCF Advisors subsidiaries, recognizes management fees.

Management fees are recognized over time during the periods in which services are performed in accordance with relevant contractual terms. Management fees are generally based on net asset value (“NAV”), also referred to as assets under management (“AUM”), of the funds provided in the respective agreements.
Performance fees are earned when the performance of the individual shares classes of the managed funds exceeds contractual thresholds. Performance fees are deemed variable consideration and are only recognized to the extent that there are no significant probable future revenue reversals. Performance fees are recorded in asset management revenue or asset management revenue, related party, in the consolidated statements of operations and comprehensive income (loss).
Asset management and performance fees receivable are accrued on a monthly and quarterly basis. The Company receives performance fees from the closed-end funds when they are actually paid. Those that are not expected to be received over the next year are recorded as noncurrent receivables. Receivables due over the next 12 months and after a year are recorded in accounts receivable, related party, and management and performance fee receivable, related party, in the consolidated balances sheets, respectively, except for FCF Advisors. FCF Advisors related management fee receivable are recorded in accounts receivable in the consolidated balances sheets. The Company did not record an allowance for credit losses as of September 30, 2025 on asset management and performance fees receivable.
The Company has entered into agreements with various parties to introduce new investors into the funds. The Company has contractually agreed to share a portion of its asset management and performance fees with these introducers for investments placed with the funds as retrocession fees and are paid out when corresponding management and performance fees are received throughout the life of the funds. Retrocession fees payable over the next 12 months and after a year are recorded in other current liabilities and retrocession fees payable in the consolidated balances sheets, respectively, except for FCF Advisors. FCF Advisors related retrocession fees are recorded in other current liabilities in the consolidated balances sheets. Retrocession fees are recorded in cost of revenue in the consolidated statements of operations and comprehensive income (loss).
Where the Company’s management has significant influence or control over the significant activities of the unconsolidated managed investment funds through contract but does not have significant economic interest through equity or otherwise, fees charged to unconsolidated managed investment funds are considered related party activities.
Revenue Recognition, Life Solutions Revenue—The Company elects to account for each investment in life settlement contracts using either the investment method or the fair value method. Once the accounting method is elected for each policy, it cannot be changed. Under the investment method, investments in contracts are based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. Under the fair value method, the company will record the initial investment of the transaction price and remeasures the investment at fair value at each subsequent reporting period. Premiums paid for policies accounted for under the fair value method are recorded in life solutions revenue in the consolidated statement of operations and comprehensive income (loss). Changes in fair value are reported on earnings when they occur. Upon sale of a life settlement contract, the company will record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract. Refer to Note 4 Revenues and Note 19 Related Parties for additional information.
Cost of Revenues (excluding Depreciation and Amortization)—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers, origination and insurance commissions expense (refer to cost to obtain and fulfill contracts above), escrow fees, servicing and active management payroll costs, stock-based compensation for active management and servicing employees, life expectancy fees, insurance lead generation expenses, and retrocession fees.

Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation to reflect the Company’s change to its reportable segments. Refer to Notes 7 Goodwill and Other Intangible Assets, 11 Segment Reporting, and 19 Related Parties for further information.
3.BUSINESS COMBINATIONS
Carlisle Acquisition
On July 18, 2024, the Company entered into a share purchase agreement to acquire 100% of Carlisle Management Company S.C.A., a corporate partnership limited by shares established under the laws of Luxembourg (“CMC”), Carlisle Investment Group S.A.R.L., a private limited liability company incorporated under the laws of Luxembourg (“CIG,” and together with CMC, “Carlisle”), a leading Luxembourg-based investment manager in the life settlement space to further the Company’s asset management strategy (“Carlisle Acquisition”). The transaction closed on December 2, 2024 (“Carlisle Acquisition Date”). The aggregate Company Fixed Rate Senior Unsecured Notes and Company common stock issued as consideration by the Company at close was approximately $72.7 million and $73.0 million (equivalent to approximately 9.2 million of Company shares issued), respectively. Cash acquired amounted to $3.3 million. No cash consideration was paid as part of the Carlisle Acquisition.
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
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value (as previously reported)	Adjustments	Adjusted Fair Value
Intangibles	$51,700,000	$—	$51,700,000
Current assets	9,570,953	—	9,570,953
Management and performance fee receivable, related party	13,914,055	—	13,914,055
Non-current assets	4,080,820	—	4,080,820
Deferred tax liabilities	(12,893,980)	—	(12,893,980)
Accrued expenses	(6,325,921)	—	(6,325,921)
Other liabilities	(8,091,962)	—	(8,091,962)
Net assets acquired	51,953,965	$—	$51,953,965
Goodwill	93,745,891	3,613,319	97,359,210
Total purchase price	$145,699,856	$3,613,319	$149,313,175

In August 2025, the Company issued additional consideration of approximately $2.0 million of the Company’s Fixed Rate Senior Unsecured Notes and approximately $1.6 million of the Company’s common stock amounting to approximately 0.3 million shares in accordance with the terms of the Carlisle Acquisition in connection with a post-close review of the pre-close purchased working capital.
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess earnings method
Trade name	2,000,000	10 years	Relief from royalty method
Non-compete agreements	2,300,000	3 years	With and without method
Total fair value	$51,700,000
Pro Forma Results of Operations
The supplemental pro forma financial information in the table below summarizes the combined results of operations for the Carlisle Acquisition as if the Companies were combined for the presented reporting periods. The unaudited supplemental pro forma financial information as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods. There were no acquisition-related costs or related intangible amortization included in the unaudited pro forma results below.

	(Unaudited) Three Months Ended September 30,	(Unaudited) Nine Months Ended September 30,
	2024	2024
Pro forma revenue	$34,883,727	$99,191,372
Pro forma net loss	(5,885,847)	(2,125,704)

FCF Acquisition
On August 7, 2024, the Company entered into a definitive agreement to acquire 100% of FCF Advisors, LLC (“FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies to incorporate into the Company’s asset management strategy (“FCF Acquisition”). The transaction closed on December 2, 2024 (“FCF Acquisition Date”). The combined cash paid and value of common stock issued by the Company at close was approximately $10.2 million, net of cash acquired. The fair value of the shares issued as part of the business combination was $4.6 million (equivalent to approximately 0.6 million of Company shares issued).
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
During 2025, the FCF sellers reimbursed the Company an insignificant portion of the consideration paid in connection with a post-close review of the pre-close purchased working capital.
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
AccuQuote Acquisition
On August 14, 2025 (“AccuQuote Acquisition Date”), the Company acquired 100% of Life Distributors, LLC (“AccuQuote”), a Delaware limited liability company (“AccuQuote Acquisition”). AccuQuote is an insurance brokerage firm. The Company used its note receivable balance of approximately $9.3 million due from AccuQuote as consideration as result of the AccuQuote’s default on the note (non-cash consideration). The value of the note receivable balance on the AccuQuote Acquisition Date approximated fair value. Refer to Note 9 Other Investment and Other Assets for additional information. The Company acquired approximately $0.3 million of cash and paid approximately $0.7 million in acquisition costs.
The AccuQuote Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC Topic 820 “Fair Value Measurements” (“ASC 820”).
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired, and was assigned to the Life Solutions reportable segment. It represents the value that we expect to obtain from growth opportunities from our combined operations and is deductible for tax purposes.
The Company finalized the valuations related to the acquired assets and liabilities of AccuQuote, except for acquired receivables and accrued expenses. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the AccuQuote Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value
Intangibles	$3,400,000
Current assets	2,061,706
Deferred tax assets	129,623
Accrued expenses	(844,798)
Other liabilities	(1,906,544)
Net assets acquired	2,839,987
Goodwill	6,425,210
Total purchase price	$9,265,197
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$2,900,000	10 years	Multi-period excess earnings method
Trade Name	500,000	3 years	Relief from royalty method
Total fair value	$3,400,000

4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management:
Asset management fees, related party	$7,016,846	$—	$20,655,765	$—
Asset management fees	1,010,267	—	3,003,382	—
Servicing revenue, related party	558,707	56,539	1,339,259	362,394
Servicing revenue	47,983	59,847	170,350	176,815
Total asset management revenue	8,633,803	116,386	25,168,756	539,209
Life solutions:
Revenue from life insurance policies held using the fair value method, net	44,150,656	26,897,846	106,706,458	66,241,936
Revenue from life insurance policies held using the fair value method, related party, net	8,528,283	—	25,604,900	—
Insurance commissions	874,685	—	1,213,472	—
Fee-based services	—	—	—	6,959,273
Revenue from life insurance policies held using the investment method	4,967	69,729	4,967	577,122
Revenue from life insurance policies held using the investment method, related party	57,414	—	57,414	—
Originations	506,572	1,064,530	4,134,867	4,394,237
Total life solutions revenue	54,122,577	28,032,105	137,722,078	78,172,568
Technology services:
Technology services	218,776	—	448,288	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total technology services revenue	218,776	—	448,288	—
Total revenue	$62,975,156	$28,148,491	$163,339,122	$78,711,777
Refer to Note 19 Related-Party Transactions for additional information related to revenue from related parties.
Asset Management Balances—The Company has the following asset management related balances recorded within the following accounts in the consolidated balance sheets:

Balance Sheet Account	September 30, 2025	December 31, 2024
Management and Performance Fee Receivables:
Accounts receivable, related party	$11,608,073	$6,772,073
Management and performance fee receivable, related party	15,465,366	13,379,301
Total management and performance fee receivables	$27,073,439	$20,151,374
Retrocession Fee Payable:
Other current liabilities	$5,531,405	$3,216,639
Retrocession fees payable	5,361,714	5,312,214
Total retrocession fees payable	$10,893,119	$8,528,853
Contract Balances—We had no contract assets at September 30, 2025 and December 31, 2024. The balances of contract liabilities arising from originated contracts with customers were as follows:

	September 30, 2025	December 31, 2024
Contract liabilities, deposits on pending settlements	$358,983	$2,473,543
Total contract liabilities	$358,983	$2,473,543
Revenue recognized during the first quarter of 2025 that was included in our contract liabilities balance at December 31, 2024 was $2,473,543.
5.LIFE SETTLEMENT POLICIES
As of September 30, 2025, the Company held 522 life settlement policies, of which 519 were accounted for using the fair value method and 3 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $1,088,699,219 as of September 30, 2025, with a corresponding fair value of $423,782,347. The aggregate face value of policies accounted for using the investment method was $1,625,000 as of September 30, 2025, with a corresponding carrying value of $905,349. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.
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

At September 30, 2025, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14 Long-Term Debt for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits.
There were no significant changes in the Company’s expectation of the timing of the realization of revenues related to life settlement policies. Refer to Note 13 Fair Value Measurements for significant changes to the amounts disclosed related to life settlement policies.
Policies Carried at Fair Value:
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of September 30, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	15	$14,458,593	$14,458,593	$11,893,299
1-2	57	145,683,072	142,652,412	97,060,304
2-3	80	161,388,535	170,418,237	99,190,624
3-4	52	104,601,401	95,635,489	46,762,921
4-5	52	103,532,333	97,675,901	38,019,637
Thereafter	263	559,035,285	559,037,863	130,855,562
Total	519	$1,088,699,219	$1,079,878,495	$423,782,347
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2024:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	8	$8,200,000	$8,200,000	$6,415,589
1-2	21	24,726,449	24,728,852	16,167,043
2-3	58	89,623,722	84,066,291	50,294,452
3-4	81	151,798,792	149,547,429	70,654,605
4-5	68	124,251,322	124,954,767	49,505,201
Thereafter	478	897,188,070	882,997,005	177,361,557
Total	714	$1,295,788,355	$1,274,494,344	$370,398,447
Policies Accounted for Using the Investment Method:
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of September 30, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$434,642

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
Thereafter	2	875,000	898,307	470,707
Total	3	$1,625,000	$1,648,307	$905,349
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2024:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$405,331
Thereafter	4	1,475,000	1,499,207	678,646
Total	5	$2,225,000	$2,249,207	$1,083,977

Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of September 30, 2025, are as follows:

2025 remaining	$12,956
2026	50,227
2027	45,384
2028	11,946
Total	$120,513
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

6.PROPERTY AND EQUIPMENT—NET
Property and equipment balances are composed of the following:

	September 30, 2025	December 31, 2024
Computer equipment	$1,689,558	$1,127,188
Furniture and fixtures	232,348	91,125
Leasehold improvements	153,780	38,405
Property and equipment—gross	2,075,686	1,256,718
Less: accumulated depreciation	(485,278)	(231,652)
Property and equipment—net	$1,590,408	$1,025,066
Depreciation expense for the three months ended September 30, 2025 and 2024, was $99,084 and $46,297, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024, was $253,626 and $105,660, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $248,959,637 was recognized as a result of the business combinations, which represent the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combinations, for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2024	Additions	Adjustments	September 30, 2025
Life Solutions	$139,930,190	$10,725,271	$—	$150,655,461
Asset Management	98,366,010	—	(61,834)	98,304,176
Total	$238,296,200	$10,725,271	$(61,834)	$248,959,637
Intangible assets acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess-earnings method
Customer relationships	31,693,300	3 - 10 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	Replacement Cost Method
Trade Name	2,500,000	3 - 10 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
Total	$94,693,300
Intangible assets and related accumulated amortization are as follows:

	September 30, 2025
	Gross Value	Accumulated Amortization	Net Book Value
Definite-Lived Intangible Assets:
Management agreements	$47,400,000	$6,948,015	$40,451,985
Customer relationships	31,693,300	9,937,304	21,755,996
Non-compete agreements	7,400,000	5,555,556	1,844,444
Internally developed and used technology	2,100,000	1,786,111	313,889
Trade Name	2,500,000	194,445	2,305,555
Total	$91,093,300	$24,421,431	$66,671,869

Indefinite-Lived Intangible Assets:
State Insurance Licenses	$2,700,000	$—	$2,700,000
Trade Name	900,000	—	900,000
Total	$94,693,300	$24,421,431	$70,271,869
All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite-lived intangible assets was $4,044,099 and $1,682,083 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for definite-lived intangible assets was $13,345,240 and $5,046,250 for the nine months ended September 30, 2025 and 2024, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2025 remaining	$3,990,487
2026	15,211,950
2027	15,014,727
2028	11,501,255
2029	7,813,616
Thereafter	13,139,834
Total	$66,671,869
The Company also had other intangible assets of $219,139 and $962,983, net of related amortization, as of September 30, 2025 and December 31, 2024, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities (“Convertible Promissory Notes”) for an initial investment of $1,000,000 each. The first note bore an annual interest rate of 8% and matured on September 30, 2025. The unrelated entity that was due to repay the first convertible promissory note on September 30, 2025, stopped operations in August 2025. The Company believes that it will be able to recover a portion of the convertible note premium and accrued interest, and has recorded an estimated 50% credit loss. The company not intend to sell either of of the notes and it is not more likely than not that the Company will be required to sell these notes before recovery of its amortized cost basis. The second note bears an annual interest rate of 5% and matures on October 15, 2028. As part of the agreement for the investment in the second note, the Company has a commitment to invest an additional $500,000 during 2025 and has funded a total of $2,500,000 of the total commitment, which includes the additional commitment and the initial investment, as of September 30, 2025. The total value of the combined investment in these two entities was $3,194,593 and $2,205,904 as of September 30, 2025 and December 31, 2024, respectively. The company does not intend to sell either of the notes and it is not more likely than not that the Company will be required to sell these notes before recovery of its amortized cost basis.
The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Notes’ conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. As of September 30, 2025 and December 31, 2024, the Company evaluated the fair value of its investments and determined that the fair value approximates the carrying value of $3,194,593, including the recorded credit loss of $622,788, and $2,205,904, which includes accrued accumulated non-cash interest income of $317,381 and $205,904, respectively.
Credit losses recognized for the three months ended September 30, 2025 and 2024 were $622,788 and $—, respectively. Credit losses recognized for the nine months ended September 30, 2025 and 2024 were $622,788 and $—, respectively.
The following table provides a rollforward of the allowance for credit losses on available-for-sale securities for the nine months ended September 30, 2025:

Convertible Promissory Notes
Balance at December 31, 2024	$—
Current period provision for expected credit losses	622,788
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Balance at September 30, 2025	$622,788
Interest income recognized for the three months ended September 30, 2025 and 2024 was $29,918 and $20,165, respectively. Interest income recognized for the nine months ended September 30, 2025 and 2024 was $111,477 and $79,805, respectively.
9.OTHER INVESTMENTS AND OTHER ASSETS
Other Investments—The Company owns convertible preferred and common stock in four and two unrelated entities as of September 30, 2025 and December 31, 2024, respectively. The value of the combined investment in these four and two entities was $9,850,000 and $1,850,000 as of September 30, 2025 and December 31, 2024, respectively.
During the first quarter of 2025, the Company acquired $3,000,000 convertible preferred stock and $5,000,000 common stock in two separate unrelated entities, respectively. The investment of $5,000,000 in common stock was purchased by issuing series A convertible preferred stock. Refer to Note 15 Convertible Preferred Stock and Stockholders’ Equity for further information.
The Company applies the measurement alternative for its investments in the common stock and preferred stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of preferred stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income (loss). The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. No impairment of investments occurred for the three and nine months ended September 30, 2025 and 2024.
Other Assets—The Company’s other assets are composed of the following:

	September 30, 2025	December 31, 2024
Restricted cash deposits in compliance with various regulations	1,829,114	1,837,813
Other	—	14,032
Total other assets	$1,829,114	$1,851,845
On April 4, 2025, the Company loaned $7,000,000 to an unrelated party and recorded a note receivable. The note receivable matures on April 4, 2028. In addition, the Company charged 25% paid-in-kind lender fees of $1,750,000 and added the fees to the principal and recorded them in other income in the Company’s consolidated statements of operations and comprehensive income (loss). The note receivable carried a fixed interest of 7% plus the monthly Secured Overnight Financing Rate (“SOFR”) rate that was due monthly. The note receivable was guaranteed by 100% of the borrower’s assets. There was no paid-in-kind interest income recognized for the three months ended September 30, 2025. Paid-in-kind interest income recognized for the nine months ended September 30, 2025 was $236,197. In August 2025, the Company used the note receivable of $9,265,197 to acquire AccuQuote when it exercised its right to call in the outstanding note receivable due to a default. Refer to Note 3 Business Combinations for additional information.
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VIEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2024 Annual Report, for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During September 2025, LMX Series LLC and LMA Income Series LP were dissolved after the related debt was paid off. During the nine months ended September 30, 2025, the Company’s consolidated VIE, LMA Income Series II LP, had total assets of $188,107,001 and liabilities of $119,312,378. For the year ended December 31, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $169,322,167 and $143,200,287. The Company did not deconsolidate any entities during the nine months ended September 30, 2025, or during the year ended December 31, 2024.
Carlisle manages collective portfolios of several Luxembourg alternative investment funds investing in life insurance policies. Carlisle is registered as an authorized alternative investment fund manager (“AIFM”) by Luxembourg’s Commission de Surveillance du Secteur Financier (“CSSF”). Carlisle manages three funds and eight sub-funds. The funds and sub-funds managed by Carlisle are collectively referred to as the “Carlisle Funds”. The Company, through LMA, services the life insurance policies held by the Carlisle Funds. The Company concluded that it does not have a controlling financial interest in the Carlisle Funds pursuant to ASC 810. It was determined that the Company’s management has significant influence over the significant activities of the unconsolidated Carlisle Funds through contract but does not have significant economic interest through equity or otherwise. As a result, life policy sales or fees charged to the Carlisle Funds are considered related party activities. Refer to Note 4 Revenues and Note 19 Related Parties for additional information.
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
Revenue related to the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management	$8,633,803	$116,386	$25,168,756	$539,209
Life solutions	54,122,577	28,032,105	137,722,078	78,172,568
Technology services	218,776	—	448,288	—
Total revenue	$62,975,156	$28,148,491	$163,339,122	$78,711,777
Cost of revenue (including stock-based compensation) related to the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management	$4,342,919	$401,493	$10,132,030	$932,556
Life solutions	2,538,939	1,786,488	8,950,343	6,719,856
Technology services	773,840	—	1,736,376	—
Total cost of revenue (including stock-based compensation)	$7,655,698	$2,187,981	$20,818,749	$7,652,412
Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management	$4,290,884	$(285,107)	$15,036,726	$(393,347)
Life solutions	51,583,638	26,245,617	128,771,735	71,452,712
Technology services	(555,064)	—	(1,288,088)	—
Total gross profit	55,319,458	25,960,510	142,520,373	71,059,365

Sales and marketing	(3,799,884)	(2,169,197)	(9,683,599)	(6,651,942)
General and administrative (including stock-based compensation)	(24,706,314)	(15,489,503)	(55,896,429)	(41,396,346)
Depreciation and amortization expense	(4,400,082)	(1,745,279)	(14,342,711)	(5,177,785)
Other (expense) income	(629,127)	(9,832)	2,044,521	132,610
Loss on change in fair value of warrant liability	(1,081,193)	(8,766,500)	(1,704,193)	(8,487,040)
Interest expense	(9,738,472)	(4,218,314)	(28,108,947)	(12,417,946)
Interest income	803,648	609,496	2,990,927	1,670,828
(Loss) gain on change of fair value of debt	—	(124,237)	3,362,103	(4,036,327)
Unrealized gain on investments	—	417,677	—	1,220,161
Realized gain on equity securities, at fair value	—	—	—	856,744
Income tax expense (benefit)	(4,692,686)	250,368	(11,096,742)	(2,680,855)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Less: Net loss (income) attributable to non-controlling interest	—	159,756	(786,683)	204,716
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,075,348	$(5,125,055)	$29,298,620	$(5,703,817)
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
Revenue by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$54,551,752	$21,458,848	$137,860,623	$67,506,625
Luxembourg	7,492,819	3,341,529	23,242,276	4,934,499
Other	930,585	3,348,114	2,236,223	6,270,653
Total revenue	$62,975,156	$28,148,491	$163,339,122	$78,711,777
12.COMMITMENTS AND CONTINGENCIES
Legal Proceedings—Occasionally, the Company may be subject to various proceedings such as lawsuits, disputes, claims, or challenges to life insurance policy acquisitions. The Company assesses these proceedings as they arise and accrues a liability when losses are probable and reasonably estimable. Although legal proceedings are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Available-For-Sale Securities, at Fair Value—Refer to Note 8 Available-For-Sale Securities, at Fair Value for an additional commitment as of September 30, 2025 to purchase $500,000 in convertible promissory notes from one investee.
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

	Fair Value Hierarchy
As of September 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$423,782,347	$423,782,347
Available-for-sale securities, at fair value	—	—	3,194,593	3,194,593
Total assets held at fair value	$—	$—	$426,976,940	$426,976,940

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$118,498,871	$118,498,871
Total liabilities held at fair value:	$—	$—	$118,498,871	$118,498,871

	Fair Value Hierarchy
As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$370,398,447	$370,398,447
Available-for-sale securities, at fair value	—	—	2,205,904	2,205,904
Total assets held at fair value	$—	$—	$372,604,351	$372,604,351

Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$37,430,336	$37,430,336
Long-term debt, at fair value	—	—	105,120,100	105,120,100
Private Placement Warrants	—	—	9,345,000	9,345,000
Total liabilities held at fair value:	$—	$—	$151,895,436	$151,895,436

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
The Company purchases policies from individuals or institutions, bundles those policies into tranches and sells to institutions, insurance carriers or funds that are attracting new investors. These initial purchases happen in the secondary market and the tertiary market. The secondary market is different from the principal or most advantageous market for purchasing policies and has less competition due to state-by-state licensing requirements. The Company leverages its broad policy base and extensive network, to offer individual policies that provide enhanced standalone value. This is achieved by precisely matching each policy’s risk profile to the specific needs of fund managers, institutions, insurance carriers, or funds as well as bundling secondary market originated policies with those originated in the tertiary market. This tailored approach attracts new investors by making it easier to identify and acquire policies that align with their investment objectives. This approach enhances realized gains because it increases market liquidity, broadens the investor base, and enables more efficient price discovery, which in turn supports higher policy values. Our historical realized gains on policies sold, are materially consistent regardless of where policies are originated
For policies carried at fair value, the valuation is based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset. Fair value is determined using a discounted cash flow (“DCF”) with Monte Carlo simulation to determine the fair value of each policy. This model uses a discount rate based on historical realized gains applied to the policies in inventory analyzed by risk category.
The Monte Carlo simulation is applied to each policy to generate one million mortality scenario simulations which provides a comprehensive distribution of potential outcomes and calculates expected cash flows. In certain circumstances, if there is a verbal commitment to purchase a specific policy as of the balance sheet date, we use that transaction price as the fair value as we believe it is a more precise estimate of exit price than that determined using historical data. Further information about the inputs to the valuation are listed below:
•Risk-Based Discount Rate: Each policy's discount rate is determined based on its proprietary risk score (1-5 scale), with discount rates directly calibrated to historical realized gains data for policies within the same risk category. This transaction-based approach ensures that discount rates reflect actual transaction pricing rather than theoretical market rates.
•Historical realized gains, which represents the historical realized gains on life insurance policies sold: Each policy is fundamentally anchored by historical realized gains for policies that the Company has transacted over recent years. These historical realized gains represent the internal rates of return (“IRR") that equate the discounted cash flows of sold policies to their actual sale prices, providing direct market-based discount rates for the valuation model. Historical realized gains represent the average realized gain on policies sold as a percentage of the sum of the original cost of the corresponding life settlement policy and the related lifetime continuing costs (e.g., premium costs). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs. These realized gains include policies sold to third parties and to funds that are managed by us as the general partner, which we consider to be related parties. We believe these trades are representative of the market price at the time of the transaction. The discount rates used in the discounted cash flow calculations are derived from these historical realized gains, categorized by risk score.
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
Data Sources: Valuations are fundamentally based on historical realized gains analysis from over 1 thousand policy transactions, representing actual transaction-based IRRs by risk category. Current market conditions are incorporated through ongoing discussions with investors such as institutional asset managers, credit unions, regional banks, and reinsurers, and proprietary risk modeling developed from the Company's transaction history.
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of September 30, 2025:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
$423,782,347	Discounted cash flow with Monte Carlo simulation	Discount rate supported by historical realized gains by risk category	15%	14% —18%
		Historical realized gains by risk category	24%	6% —56%[1]
		Life expectancy (months)	50 months	2 months —270 months
		Risk score	1.98	1 —5
1 Historical realized gains represents the evenly spread weighted average realized gains on a quarterly basis over the last 8 quarters of issued financial statements.
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of December 31, 2024:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
$370,398,447	Discounted cash flow with Monte Carlo simulation	Discount rate supported by historical realized gains by risk category	20%	17% —21%
		Historical realized gains by risk category	20%	6% —56%[1]
		Life expectancy (months)	71 months	5 months —311 months
		Risk score	1.86	1 —5

1 Historical realized gains represents the evenly spread weighted average realized gains on a quarterly basis over the last 6 quarters of issued financial statements.
For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $905,349 and $1,083,977 at September 30, 2025 and at December 31, 2024, respectively.
Discount Rate Sensitivity—15% was determined to be the weighted average discount rate used to estimate the fair value of policies held by the Company and its investment funds. If the discount rate increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2025, would be as follows:

	Fair Value	Change in Fair Value	Implied Realized Gain
+1%	$416,087,778	$(7,694,569)	22%
No change	423,782,347		24%
-1%	444,968,231	21,185,884	30%
Historical Realized Gains Sensitivity—While the weighted average discount rate can fluctuate based on the overall mix of policies included in the company's portfolio at any given time, the discount rates are determined using historical realized gains by risk category, which have a more consistent weighted average. As a result, we have supplementally added an additional sensitivity analysis for realized gains. The fair value of life settlement policies is sensitive to changes in key unobservable inputs used to estimate the fair value of policies held by the Company and its investment funds. The historical realized gains represents the total actual sales price of policies less their total cost basis divided by their total cost basis. The sensitivity analysis is intended to illustrate the potential increase or decrease if policies sold for an average of 1% above or below their determined sale price. The fair market value of the Company’s policies would increase when historical realized gains on life insurance policies sold increases. If the historical realized gains increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2025, would be as follows:

	Fair Value	Change in Fair Value
+1%	$427,229,303	$3,446,956
No change	423,782,347
-1%	420,335,391	(3,446,956)
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of September 30, 2025:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating[1]
Lincoln National Life Insurance Company	12.7%	13.2%	A
Transamerica	10.8%	12.9%	A
John Hancock Life Insurance Company (U.S.A.)	15.9%	12.1%	A+

1 Carrier ratings are based on AB Best ratings.
The following table provides a rollforward of the fair value of life insurance policies for the nine months ended September 30, 2025:

Fair value at December 31, 2024	$370,398,447
Policies purchased	301,259,528
Matured/sold policies	(281,476,598)
Unrealized gain on held policies	33,600,970
Fair value at September 30, 2025	$423,782,347
Long-Term Debt—See Note 14, Long-Term Debt, for background information on the market-indexed debt. The Company elected the fair value option in accounting for certain debt instruments. Fair value is determined using Level 3 inputs. The valuation methodology for the LMATT notes was based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model included (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis included a discount rate that was based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate was evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities. The last of the LMATT notes was paid off in January 2025 based on the historical cost of $11,229,560 as of December 31, 2024. As a result, the accumulated total change in fair value of the debt was reversed resulting in a gain of $— and $3,362,103 for the three and nine months ended September 30, 2025, respectively, which is included within the gain on change in fair value of debt within the consolidated statement of operations and comprehensive income (loss).
The following table provides a rollforward of the fair value of the outstanding debt for the nine months ended September 30, 2025:

Fair value at December 31, 2024	$142,550,436
Debt issued to third parties	25,410,115
Repayment of debt	(46,423,206)
Change in estimated fair value of debt	(3,362,103)
LMA Income Series, LP excess return accrual	143,630
Deferred issuance costs	179,999
Fair value at September 30, 2025	$118,498,871
Private Placement Warrants—The Company had — and 8,900,000 private placement warrants (“Private Placement Warrants”) outstanding as of September 30, 2025 and December 31, 2024, respectively. The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive income (loss).
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
The subsequent changes in the value of the private warrants is based on the changes in the value of the public warrants as of the relevant reporting date due to mostly identical terms between the Private Placement Warrants and the Public warrants.
During the third quarter, all 8,900,000 Private Placement Warrants were redeemed and exchanged for 2,035,536 shares of the Company’s common stock at an average share price of $5.44. As part of the conversion, the Company recognized a loss on extinguishment of $1,704,193 recorded in loss of change in fair value of warrant liability on the consolidated statements of operation and comprehensive income (loss), which was the difference between the fair of the issued shares of $11,049,193 recorded in additional paid-in-capital on the consolidated balance sheets. and the fair value of the exchanged Private Placement Warrants of $9,345,000 derecognized warrant liability on the consolidated balance sheets. Refer to Note 15 Convertible Preferred Stock and Stockholders’ Equity for additional information.
Available-for-Sale Investment—The convertible promissory notes are classified as an available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of September 30, 2025 and December 31, 2024, the Company evaluated the fair value of its Convertible Promissory Notes and determined that the fair value approximates the carrying value of $3,194,593 and $2,205,904, respectively.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash and cash equivalents, accounts receivables, accounts receivable, related party, income tax receivables, accrued expenses, and other current liabilities approximates fair value due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of long-term debt is comprised of the following:

	Maturity Date	September 30, 2025	December 31, 2024
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	December 31, 2024	$—	$14,591,663
Secured borrowing:
Senior Secured Credit Facility	December 10, 2030	149,250,000	100,000,000
Deferred issuance costs		(3,801,371)	(3,797,594)
Secured borrowing, at fair value:
LMA Income Series, LP	December 31, 2025	—	22,838,673
LMA Income Series II, LP	March 31, 2026	119,055,194	105,856,422
Deferred issuance costs		(556,323)	(736,323)
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	November 15, 2028	135,379,475	133,377,075

	Maturity Date	September 30, 2025	December 31, 2024
Market-indexed notes, at fair value:
Sponsor PIK Note	July 5, 2028	13,699,103	12,525,635
Deferred issuance costs and discounts		(3,755,423)	(3,837,451)
Total debt		409,270,655	380,818,100
Less current portion of long-term debt		(119,498,871)	(38,430,336)
Total long-term debt		$289,771,784	$342,387,764
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
On December 2, 2024, the Company issued an additional $72,727,075 as part of the previously issued Fixed Unsecured Notes as consideration for the Carlisle Acquisition. Furthermore, during August 2025, the Company issued an additional $2,002,400 as a true-up adjustment in relation to the consideration for the Carlisle Acquisition.
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

The Company drew the full amount available in the DDTL facility in September 2025.
The SSCF contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate asset value held at the loan parties to the sum of the outstanding principal amounts of the loans. The SSCF restricts the payment of dividends and distributions and the ability of the Company to make certain investments, incur certain indebtedness and liens and sell assets, in each case subject to important exceptions. The SSCF also includes various financial covenants, each measured on a quarterly basis, including (A) a maximum Secured Leverage Ratio (as defined in the SSCF Credit Agreement), (B) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the SSCF Credit Agreement) and (C) a minimum Asset Coverage Ratio (as defined in the SSCF Credit Agreement). In addition, the SSCF Credit Agreement includes customary events of default, including failure to pay interest or principal in a timely manner, failure to comply with covenants, cross-defaults to other material indebtedness, certain bankruptcy related events and subject to certain threshold and notices requirements as set forth in the Credit Agreement. The Company is in compliance with its debt covenants as of September 30, 2025.
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
LMATT Series 2024, Inc. Market-Indexed Notes
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, was a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. The note matured in December of 2024, the principal, plus the return based upon the S&P 500 Index were repaid in January 2025. The note had a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold were to reduce the note on a one-to-one basis. As of September 30, 2025, $— of the principal amount remained outstanding.
During January 2025, the Company paid $11,229,560 to extinguish the notes.
The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of September 30, 2025 and December 31, 2024, the fair value of the LMATT Series 2024, Inc. notes was $— and $14,591,663, respectively.
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2025.
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
Dividends paid and accrued were included in interest expense. The excess dividend returns were not paid by LMA Income Series, LP until termination, were considered non-cash interest expense, and were included in the principal balance outstanding. As of September 30, 2025 and December 31, 2024, $143,630 and $949,229 in non-cash interest expense was added to the outstanding principal balance, respectively.
During 2025, the Company paid $22,982,303 to extinguish this secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2025 and December 31, 2024, the fair value of the secured borrowing was $0 and $22,838,673, respectively. LMAIS was secured by its assets, which included cash, accounts receivable, and life settlement policies.
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the three and nine months ended September 30, 2025.
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
During 2025, LMA Income Series II GP LLC, through the LMA Income Series II LP, admitted $25,410,115 additional limited partnership interests and redeemed $12,211,343 existing limited partnership interests.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of September 30, 2025 and December 31, 2024, the fair value of the secured borrowing was $119,055,194 and $105,856,422, respectively. LMAIS II is secured by its assets, which includes cash, accounts receivable, and life settlement policies totaling $188,632,800 as of September 30, 2025.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.0% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of September 30, 2025 and December 31, 2024, $3,227,455 and $1,409,770 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty. Non-cash interest expense recognized for the three months ended September 30, 2025 and 2024 was $402,889 and $357,543, respectively. Interest expense recognized for the nine months ended September 30, 2025 and 2024 was $1,173,468 and $1,041,393, respectively.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, as of September 30, 2025 are as follows:

Years	Amount
2025 remaining	$250,000
2026	120,055,194
2027	1,000,000
2028	150,078,578
2029	1,000,000
Thereafter	145,000,000
Total	$417,383,772
15.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. 5,000 shares of preferred stock are issued and outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2025, there were 104,430,882 shares of common stock issued, of which 97,704,800 are outstanding and 6,726,082 shares were held as treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
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
On June 30, 2025, Abacus Global Management, Inc., a Delaware corporation (the “Company”), announced the commencement of an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) for its outstanding (i) public warrants to purchase shares of common stock of the Company, par value $0.0001 per share (“common stock”), which warrants traded on The Nasdaq Capital Market (the “Nasdaq”) under the symbol “ABLLW” (the “Public Warrants”), and (ii) Private Placement Warrants to purchase shares of common stock (together with the Public Warrants, the “warrants”). The Company offered to all holders of the warrants the opportunity to receive 0.23 shares of common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit the Company to require that each warrant that is outstanding upon the closing of the Offer be exchanged for 0.207 shares of common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).
The Offer and Consent Solicitation expired at 11:59 p.m., Eastern Time, on July 29, 2025. 18,188,277 of the warrants (including 500 warrants tendered through guaranteed delivery), or approximately 88% of the outstanding warrants at that time, were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. The Company accepted all validly tendered warrants for exchange and settlement on or before July 30, 2025. In addition, pursuant to the Consent Solicitation, the Company received the approval of parties representing approximately 83% of the outstanding Public Warrants and approximately 94% of the outstanding Private Placement Warrants to enter into the Warrant Amendment, which exceeded the threshold of 50% of the outstanding public warrants required to effect the Warrant Amendment. Accordingly, the Company and Continental Stock Transfer & Trust Company entered into the Warrant Amendment, dated July 30, 2025, and the Company exercised its right, in accordance with the terms of the Warrant Amendment, to exchange each warrant that is outstanding upon the closing of the Offer for 0.207 shares of common stock per warrant. The Public Warrants were suspended from trading on the Nasdaq as of the close of business on August 14, 2025, and were delisted. The Company issued 4,687,332 shares of common stock in exchange for the warrants tendered in the Offer, of which 2,651,796 shares were issued to convert the 11,723,395 Public Warrants outstanding at the time of the conversion with an average share price of $5.54. As of September 30, 2025, the Company had no public warrants (“Public Warrants”) outstanding, which were accounted for as equity instruments.
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
As of September 30, 2025, $— remained available for repurchase under the stock repurchase programs.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	1,048,226	$12,025,137	$11.61
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 29, 2025	—	—	—
March 1, 2025 to March 31, 2025	—	—	—
April 1, 2025 to April 30, 2025	1,763,303	14,023,198	7.98
May 1, 2025 to May 31, 2025	477,223	4,083,214	8.57
June 1, 2025 to June 30, 2025	2,840,951	16,945,369	5.99
July 1, 2025 to July 31, 2025	596,379	3,192,124	5.35
August 1, 2025 to August 31, 2025	—	—	—
September 1, 2025 to September 30, 2025	—	—	—
As of September 30, 2025	6,726,082	$50,269,042	$8.06
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
After the approved amendment to the Long-Term Incentive Plan, 5,606,878 shares of common stock remained available for issuance.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of September 30, 2025 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2024	3,475,760	$6.98
Granted	3,460,475	7.96
Vested	(1,571,391)	6.32
Forfeited	(4,713)	7.01
Restricted stock units, unvested, September 30, 2025	5,360,131	$7.80
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
The Company does not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2024	345,263	$12.37
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, September 30, 2025	345,263	$12.37
Compensation costs recognized for RSUs and stock options were $4,527,358 and $1,832,746 for the three months ended September 30, 2025 and 2024, respectively. The three months ended September 30, 2024 included $4,583,632 of CEO Restricted Stock that was fully vested on November 21, 2024. Compensation costs recognized for RSUs and stock options were $10,369,582 and $4,924,312 for the nine months ended September 30, 2025 and 2024, respectively. The nine months ended September 30, 2024 included $13,750,896 of CEO Restricted Stock that was fully vested on November 21, 2024.
For the three months ended September 30, 2025, $485,319 and $4,042,039 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively. For the nine months ended September 30, 2025, $1,455,958 and $8,913,624 of the compensation costs is recorded in cost of revenue (including stock-based compensation) and in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively.
As of September 30, 2025, there was approximately $24,550,891 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 2 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan substantially covers all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee compensation and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended September 30, 2025 and 2024, the Company recognized expenses related to the 401(k) Plan amounting to $156,698 and $102,947, respectively. For the three months ended September 30, 2025 and 2024, the Company did not make discretionary contributions. For the nine months ended September 30, 2025 and 2024, the Company recognized expenses related to the 401(k) Plan amounting to $472,506 and $302,479, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company did not make discretionary contributions.
18.INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $4,692,686 and $(250,368), respectively. The effective tax rate is 39.9% for the three months ended September 30, 2025 primarily driven by the increase in net income. The effective rate for the three months ended September 30, 2024 was 4.5% primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m).

For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $11,096,742 and $2,680,855, respectively. The effective tax rate is 26.9% for the nine months ended September 30, 2025 primarily driven by the increase in net income. The effective rate for the nine months ended September 30, 2024 was (83.1)% primarily driven by the portion of the stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m).
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at September 30, 2025 and December 31, 2024, and did not recognize any interest or penalties related to uncertain tax positions at September 30, 2025, and December 31, 2024. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income (loss) during 2025.
19.RELATED-PARTY TRANSACTIONS
The Sponsor PIK Note for $13,699,103 is recorded as a related party transaction given the relationship between the Sponsor and the Company. Refer to Note 14 Long-Term Debt for more information.
Life policy sales to or purchases from the Carlisle Funds are considered related party activity. Life policy sales to the LP Funds are also considered related party activity. In addition, management fees, performance fees, servicing fees and certain expense reimbursement from the Carlisle Funds and LP Funds are considered related party transactions. The servicing fee charged to the Carlisle Funds and LP funds is $1,000 and $996 per policy per year, respectively. The Company charges a fixed management fee to the Carlisle and LP funds that range between fifty and two hundred basis points of AUM divided by 12. Refer to Note 10 Consolidation of Variable Interests for additional information on the Carlisle Funds and LP Funds.
As of September 30, 2025, the Company had $13,863,196 and $15,465,366 current and noncurrent related party receivables due from the Carlisle and LP Funds, respectively. As of December 31, 2024, the Company had $6,772,072 and $13,379,301 current and noncurrent related party receivables due from the Carlisle Funds, respectively. The Company may at times purchase life policies with different risk characteristics and risk profiles from the Carlisle Funds for life solutions revenue purposes. As of September 30, 2025 the Company paid $15,656,875 to acquire policies from the Carlisle Funds.
For the three months ended September 30, 2025 and 2024, the Company recognized $7,016,846 and $— in asset management fees from the Carlisle and LP Funds, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $20,655,765 and $— in asset management fees from the Carlisle and LP Funds, respectively.
For the three months ended September 30, 2025 and 2024, the Company recognized $8,585,697 and $— in net revenue from life policy sales to the Carlisle and LP Funds, respectively. The $8,585,697 revenue was a result of realized gains on sales of $28,472,544, including revenue from investment method policies, offset by reversals of prior period unrealized gains of $(18,684,224) and premiums paid during the period of $(1,202,623). For the nine months ended September 30, 2025 and 2024, the Company recognized $25,662,314 and $— in net revenue from life policy sales to the Carlisle and LP Funds, respectively. The $25,662,314 revenue was a result of realized gains on sales of $84,626,362, including revenue from investment method policies, offset by the reversals of prior period unrealized gains of $(56,155,261) and premiums paid during the period of $(2,808,787).
For the three months ended September 30, 2025 and 2024, the Company recognized $558,707 and $— in servicing revenue from the Carlisle Funds and LP Funds, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $1,339,259 and $— in servicing revenue from the Carlisle Funds and LP Funds, respectively.
The Company had a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”). The Company earned service revenue related to policy and administrative services on behalf of the Nova Funds. The servicing fee was equal to fifty basis points (0.50%) times the monthly invested amount in policies held by Nova Funds divided by 12. The Company earned $— and $56,539 in service revenue related to the Nova Funds for the three months ended September 30, 2025 and 2024, respectively. The Company earned $— and $362,394 in service revenue related to the Nova Funds for the nine months ended September 30, 2025 and 2024, respectively. The Company at times purchased policies it serviced for the Nova Funds for active management trading purposes. As of September 30, 2024 the Company paid $65,900,029 to acquire policies from the Nova Funds.
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
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	As of September 30, 2025	As of December 31, 2024
Assets:
Operating lease right-of-use assets	$4,716,584	$4,722,573

Liabilities:
Current operating lease liabilities	671,281	515,597
Non-current operating lease liabilities	4,535,901	4,580,158
Total lease liability	$5,207,182	$5,095,755
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$278,574	$128,607	$806,439	$379,047
Variable lease cost	43,217	310,231	191,710	456,477
Total lease cost	$321,791	$438,838	$998,149	$835,524

The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of the lease liability:
Operating cash flows from operating leases	$876,787	$501,994
ROU assets obtained in exchange for new lease liabilities	423,816	359,352
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Weighted-average remaining lease term (in years)	6.07	5.25
Weighted-average discount rate	9.77%	9.67%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at September 30, 2025 are as follows:

Operating leases
Remaining of 2025	$282,167
2026	1,150,350
2027	1,184,883
2028	1,220,381
2029	1,256,990
Thereafter	1,861,396
Total operating lease payments (undiscounted)	6,956,167
Less: Imputed interest	(1,748,985)
Lease liability as of September 30, 2025	$5,207,182
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
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$7,075,348	$(5,284,811)	$30,085,303	$(5,908,533)
Less: net (income) loss income attributable to noncontrolling interest	—	159,756	(786,683)	204,716
Less: dividends declared on the series A convertible preferred stock	(93,750)	—	(187,500)	—
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	6,981,598	(5,125,055)	29,111,120	(5,703,817)
Weighted average shares outstanding for basic earnings (loss) per share	95,956,504	74,694,319	95,612,432	66,984,401
Basic earnings (loss) per share	$0.07	$(0.07)	$0.30	$(0.09)
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	$6,981,598	$(5,125,055)	$29,111,120	$(5,703,817)
Numerator used to calculate diluted earnings (loss) per share	$6,981,598	$(5,125,055)	$29,111,120	$(5,703,817)

Weighted average shares outstanding for basic earnings (loss) per share	95,956,504	74,694,319	95,612,432	66,984,401
Effect of dilutive shares outstanding:
RSUs	195,407	—	989,572	—
Series A preferred stock	500,000	—	360,806	—
Weighted average shares for diluted earnings (loss) per share	96,651,911	74,694,319	96,962,810	66,984,401
Diluted earnings (loss) per share	$0.07	$(0.07)	$0.30	$(0.09)
22.SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is disclosed below.
Life Insurance Policy Securitization—The Company announced that it successfully sold $50,000,000 of securitized life insurance assets, the deal was structured as an above investment-grade rated collateralized note. The transaction closed on October 22, 2025.
Stock Repurchase Program—On November 6, 2025, the Board of Directors (the “Board”) of the Company authorized and approved a new stock repurchase program (the “Stock Repurchase Program”), commencing immediately, authorizing the purchase of up to $10 million of the Company’s common stock in the open market or in privately negotiated transactions, including accelerated share repurchase transactions, block trades, pursuant to Rule 10b5-1 trading plans, or otherwise, from time-to-time until May 6, 2027.
Dividend Declaration—On November 6, 2025, the Board of the Company also approved an annual cash dividend of $0.20 per share to be paid on December 17, 2025 (the “Payment Date”) to shareholders of record of the Company at the close of business on December 2, 2025.
*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ABACUS GLOBAL MANAGEMENT, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement and in our 2024 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” , “Abacus”, and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.
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
Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Asset management	$8,633,803	$116,386	$25,168,756	$539,209
Life solutions	54,122,577	28,032,105	137,722,078	78,172,568
Technology services	218,776	—	448,288	—
TOTAL REVENUES	62,975,156	28,148,491	163,339,122	78,711,777
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	7,655,698	2,187,981	20,818,749	7,652,412

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GROSS PROFIT	55,319,458	25,960,510	142,520,373	71,059,365
OPERATING EXPENSES:
Sales and marketing	3,799,884	2,169,197	9,683,599	6,651,942
General and administrative (including stock-based compensation)	24,706,314	15,489,503	55,896,429	41,396,346
(Gain) loss on change in fair value of debt	—	124,237	(3,362,103)	4,036,327
Unrealized gain on equity securities, at fair value	—	(417,677)	—	(1,220,161)
Realized gain on equity securities, at fair value	—	—	—	(856,744)
Depreciation and amortization expense	4,400,082	1,745,279	14,342,711	5,177,785
TOTAL OPERATING EXPENSES	32,906,280	19,110,539	76,560,636	55,185,495
OPERATING INCOME	22,413,178	6,849,971	65,959,737	15,873,870
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(1,081,193)	(8,766,500)	(1,704,193)	(8,487,040)
Interest expense	(9,738,472)	(4,218,314)	(28,108,947)	(12,417,946)
Interest income	803,648	609,496	2,990,927	1,670,828
Other (expense) income	(629,127)	(9,832)	2,044,521	132,610
Total other income (expense)	(10,645,144)	(12,385,150)	(24,777,692)	(19,101,548)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	11,768,034	(5,535,179)	41,182,045	(3,227,678)
Income tax expense (benefit)	4,692,686	(250,368)	11,096,742	2,680,855
NET INCOME (LOSS)	7,075,348	(5,284,811)	30,085,303	(5,908,533)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(159,756)	786,683	(204,716)
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,075,348	$(5,125,055)	$29,298,620	$(5,703,817)
Revenue
Asset Management

	Three Months Ended September 30,
	2025	2024	Change	% Change
Asset management fees, related party	$7,016,846	$—	$7,016,846	NM
Asset management fees	1,010,267	—	1,010,267	NM
Servicing revenue, related party	558,707	56,539	502,168	888.2%
Servicing revenue	47,983	59,847	(11,864)	(19.8)%
Total asset management revenue	$8,633,803	$116,386	$8,517,417	7318.2%
Asset management revenue increased by $8,517,417, or 7318.2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is mainly due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue activity having commenced in December 2024. The Company did not record significant performance fees during the three months ended September 30, 2025.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Asset management fees, related party	$20,655,765	$—	$20,655,765	NM
Asset management fees	3,003,382	—	3,003,382	NM
Servicing revenue, related party	1,339,259	362,394	976,865	269.6%
Servicing revenue	170,350	176,815	(6,465)	(3.7)%
Total asset management revenue	$25,168,756	$539,209	$24,629,547	4567.7%
Asset management revenue increased by $24,629,547, or 4567.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is mainly due to the Carlisle Acquisition and FCF Acquisition with their corresponding revenue activity having commenced in December 2024. The Company did not record significant performance fees during the nine months ended September 30, 2025.
Life Solutions

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenue from life insurance policies held using the fair value method, net	$44,150,656	$26,897,846	$17,252,810	64.1%
Revenue from life insurance policies held using the fair value method, related party, net	8,528,283	—	$8,528,283	NM
Fee-based services	—	—	$—	NM
Revenue from life insurance policies held using the investment method	4,967	69,729	$(64,762)	(92.9)%
Related party investment income from life insurance policies held using the investment method	57,414	—	$57,414	NM
Insurance Commissions	874,685	—	$874,685	NM
Originations	506,572	1,064,530	(557,958)	(52.4)%
Total life solutions revenue	$54,122,577	$28,032,105	$26,090,472	93.1%
Life solutions revenue increased by $26,090,472 or 93.1% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is mainly due to an increase of $31,460,434 in realized gains, partially offset by $(1,063,870) in unrealized gains and $(4,604,497) in premiums paid related to policies accounted for under the fair value method.
The realized gain and unrealized activity is mainly due to the Company’s expanded capital base and deployment capacity following two major financing events: a $90.0 million equity raise in November 2024 and a $100.0 million debt facility acquired in December 2024. The additional capital enabled the Company to acquire a larger portfolio of life insurance policies, with a substantial portion sold during three months ended September 30, 2025 to investors seeking uncorrelated assets to invest in. The average realized gain per policy sold also improved markedly, rising from 19.0% for the three months ended September 30, 2024 to 36.6% for the three months ended September 30, 2025. This improvement reflects increased institutional demand for life settlement policies as uncorrelated assets, creating more favorable pricing conditions for the Company’s portfolio trades. In the quarter ended September 30, 2025, the Company’s discount rate was 15%, which is based on the historical and current realized gains on policies sold, risk score, duration, and current demand for uncorrelated assets. Refer to Note 4 Revenues and Note 13 Fair Value Measurements to the consolidated Interim Financial Statements for additional information.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue from life insurance policies held using the fair value method, net	$106,706,458	$66,241,936	$40,464,522	61.1%
Revenue from life insurance policies held using the fair value method, related party, net	25,604,900	—	$25,604,900	NM
Fee-based services	—	6,959,273	$(6,959,273)	(100.0)%
Revenue from life insurance policies held using the investment method	4,967	577,122	$(572,155)	(99.1)%
Related party investment income from life insurance policies held using the investment method	57,414	—	$57,414	NM
Insurance Commissions	1,213,472	—	$1,213,472	NM
Originations	4,134,867	4,394,237	(259,370)	(5.9)%
Total life solutions revenue	$137,722,078	$78,172,568	$59,549,510	76.2%
Life solutions revenue increased by $59,549,510 or 76.2% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is mainly due to an increase of $86,754,404 in realized gains, partially offset by $(4,539,068) in unrealized gains, $(16,145,915) in premiums paid, and $(6,959,273) fee-based revenue that did not recur related to policies accounted for under the fair value method. Fee-based revenue includes a) commissions earned from the sale of insurance policies, both in the first year the policy is sold and, when applicable, when the underlying policyholder renews their policy in subsequent years; and b) one-time consulting fees that can vary widely on a quarterly basis by identifying policies available for sale, valuing these policies, and negotiating terms with sellers and buyers.
The realized and unrealized gain activity is mainly due to the Company’s expanded capital base and deployment capacity following two major financing events: a $90.0 million equity raise in November 2024 and a $100.0 million debt facility acquired in December 2024. The additional capital enabled the Company to acquire a larger portfolio of life insurance policies, with a substantial portion sold during nine months ended September 30, 2025 to investors seeking uncorrelated assets to invest in. The average realized gain per policy sold also improved markedly, rising from 20.2% for the nine months ended September 30, 2024 to 30.2% for the nine months ended September 30, 2025. This reflects increased institutional demand for life settlement policies as uncorrelated assets, creating more favorable pricing conditions for the Company’s portfolio trades. During nine months ended September 30, 2025, the Company sold approximately 51% of the policies that were on the balance sheet as of December 31, 2024 and redeployed a majority of that capital to purchase additional policies. In the quarter ended September 30, 2025, the Company’s discount rate was 15%, which is based on the historical and current realized gains on policies sold, risk score, duration, and current demand for uncorrelated assets. Refer to Note 4 Revenues and Note 13 Fair Value Measurements to the consolidated Interim Financial Statements for additional information.
Technology services

	Three Months Ended September 30,
	2025	2024	Change	% Change
Technology services	$218,776	$—	$218,776	NM
Total technology services revenue	$218,776	$—	$218,776	NM
Technology services revenue increased by $218,776 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is mainly due technology service revenue activity having commenced in December 2024.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Technology services	$448,288	$—	$448,288	NM
Total technology services revenue	$448,288	$—	$448,288	NM
Technology services revenue increased by $448,288 for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is mainly due technology service revenue activity having commenced in December 2024.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Three Months Ended September 30,
	2025	2024	Change	% Change
Cost of revenue (including stock-based compensation)	$7,655,698	$2,187,981	$5,467,717	249.9%
Cost of revenues (including stock-based compensation) increased by $5,467,717, or 249.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in cost of revenues is primarily due to $3,259,327 asset management retrocession fees with the balance of the increase related to compensation expense due to the growth in life policy acquisition and sale activity. Refer to Note 2 Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements for the composition of cost of revenues.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Cost of revenue (including stock-based compensation)	$20,818,749	$7,652,412	$13,166,337	172.1%
Cost of revenues (including stock-based compensation) increased by $13,166,337, or 172.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in cost of revenues is primarily due to $7,719,927 asset management retrocession fees, $2,230,487 increase related to compensation expenses due to the growth in life policy acquisition and sale activity. Refer to Note 2 Significant Accounting Policies and Recent Accounting Standards for the composition of cost of revenues.

	Three Months Ended September 30,
	2025	2024	Change	% Change
Gross Profit	$55,319,458	$25,960,510	$29,358,948	113.1%
Gross profit increased by $29,358,948, or 113.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in gross profit is primarily due to an increase in asset management revenue and life solutions revenue driven by an increase in policies purchased.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Gross Profit	$142,520,373	$71,059,365	$71,461,008	100.6%

Gross profit increased by $71,461,008, or 100.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in gross profit is primarily due to the increase in asset management revenue and life solutions revenue driven by an increase in policies purchased.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended September 30,
	2025	2024	Change	% Change
Sales and marketing	$3,799,884	$2,169,197	$1,630,687	75.2%
Sales and marketing expenses increased by $1,630,687 or 75.2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Sales and marketing	$9,683,599	$6,651,942	$3,031,657	45.6%
Sales and marketing expenses increased by $3,031,657 or 45.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.
General and Administrative (Including Stock-Based Compensation) Expenses

	Three Months Ended September 30,
	2025	2024	Change	% Change
General and administrative (including stock-based compensation)	$24,706,314	$15,489,503	$9,216,811	59.5%
General and administrative (including stock-based compensation) increased by $9,216,811, or 59.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily related to increases in legal and professional fees of $4,528,470, payroll expense of $3,738,314 mainly due to acquisitions, other general and administrative expenses of $1,953,424, and accounting and auditing fees of $1,048,335, partially offset by decreases in non-cash stock-based compensation expense of $2,051,732.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
General and administrative (including stock-based compensation)	$55,896,429	$41,396,346	$14,500,083	35.0%
General and administrative (including stock-based compensation) increased by $14,500,083, or 35.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily related to increases in payroll expense of $9,057,445 mainly due to acquisitions, legal and professional fees of $9,678,261, and other general and administrative expenses of $4,924,886, partially offset by decreases in non-cash stock-based compensation expense of $8,793,764 and accounting and auditing fees of $366,745.

Depreciation and Amortization Expense

	Three Months Ended September 30,
	2025	2024	Change	% Change
Depreciation and amortization expense	$4,400,082	$1,745,279	$2,654,803	152.1%
The increase of $2,654,803, or 152.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 in depreciation and amortization expense is primarily related to the amortization of acquired businesses intangible assets.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Depreciation and amortization expense	$14,342,711	$5,177,785	$9,164,926	177.0%
The increase of $9,164,926, or 177.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 in depreciation and amortization expense is primarily related to the amortization of acquired businesses intangible assets.
Unrealized Loss (Gain) on Equity Securities, at Fair Value

	Three Months Ended September 30,
	2025	2024	Change	% Change
Unrealized gain on equity securities, at fair value	$—	$(417,677)	$417,677	(100.0)%
Unrealized loss on investments decreased by $417,677 or 100.0% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change is mainly due to investments in S&P 500 options sold in 2024.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Unrealized gain on equity securities, at fair value	$—	$(1,220,161)	$1,220,161	(100.0)%
Unrealized gain on investments decreased by $1,220,161 or 100.0% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The change is mainly due to investments in S&P 500 options sold in 2024.
Realized Loss (Gain) on Equity Securities, at Fair Value

	Three Months Ended September 30,
	2025	2024	Change	% Change
Realized gain on equity securities, at fair value	$—	$—	$—	NM
Realized gain on investments increased by $— for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change is mainly due to the sale of investments in S&P 500 options in June and December 2024 used to pay off the market-indexed notes between July 2024 and January 2025.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Realized gain on equity securities, at fair value	$—	$(856,744)	$856,744	(100.0)%
Realized gain on investments increased by $856,744 or 100.0% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The change is mainly due to the sale of investments in S&P 500 options in June and December 2024 used to pay off the market-indexed notes between July 2024 and January 2025.
(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended September 30,
	2025	2024	Change	% Change
(Gain) loss on change in fair value of debt	$—	$124,237	$(124,237)	(100.0)%
Loss on change in fair value of debt decreased by $124,237 or 100.0% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily attributable to the payoff of the market-indexed notes between July 2024 and January 2025. Please refer to Note 14 Long-Term Debt for further information.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
(Gain) loss on change in fair value of debt	$(3,362,103)	$4,036,327	$(7,398,430)	(183.3)%
Gain on change in fair value of debt increased by $7,398,430 or 183.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily attributable to the payoff of the market-indexed notes. The Company’s final paid amount to the debt holders was less than the fair value amount reported, resulting in the reported gain. The Company had the contractual right to pay off the debt at par value, and the fair value of the debt at retirement was different from its par value (due to the prevailing interest rate at the end of each reporting period, amongst other factors). Please refer to Note 14 Long-Term Debt for further information.
Other Income (Expense)

	Three Months Ended September 30,
	2025	2024	Change	% Change
Other (expense) income	$(629,127)	$(9,832)	$(619,295)	6298.8%
Interest expense	(9,738,472)	(4,218,314)	(5,520,158)	130.9%
Interest income	803,648	609,496	194,152	31.9%
Loss on change in fair value of warrant liability	(1,081,193)	(8,766,500)	7,685,307	(87.7)%
Other (expense) income increased by $619,295 or 6298.8% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily related to the credit loss allowance recorded during the period discussed in Note 8 Available-for-Sale Securities, at Fair Value to the consolidated Interim Financial Statements.

Interest expense increased by $5,520,158 or 130.9% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in interest expense is primarily related to he $100,000,000 issuance of the Senior Secured Credit Facility and the $72,727,075 increase in the Fixed Rate Senior Unsecured Notes in connection with the Carlisle Acquisition b in December 2024.
Interest income increased by $194,152 or 31.9% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in interest income is related to interest earned on our bank deposits.
Loss on change in fair value of warrant liability decreased by $7,685,307 or 87.7% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily attributable to the redemption of all the Private Placement Warrants offset by the issuance of common stock. Refer to Note 13 Fair Value Measurements to the consolidated Interim Financial Statements for additional information.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Other (expense) income	$2,044,521	$132,610	$1,911,911	1441.8%
Interest expense	(28,108,947)	(12,417,946)	(15,691,001)	126.4%
Interest income	2,990,927	1,670,828	1,320,099	79.0%
Loss on change in fair value of warrant liability	(1,704,193)	(8,487,040)	6,782,847	(79.9)%
Other (expense) income increased by $1,911,911 or 1441.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily related to lending fees discussed in Note 9 Other Investments and Other Assets.
Interest expense increased by $15,691,001 or 126.4% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in interest expense is primarily related to the $100,000,000 issuance of the Senior Secured Credit Facility and the $72,727,075 increase in the Fixed Rate Senior Unsecured Notes in connection with the Carlisle Acquisition borrowed in December 2024.
Interest income increased by $1,320,099 or 79.0% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in interest income is related to interest earned on our bank deposits.
The loss on change in fair value of warrant liability decreased by $6,782,847 or 79.9% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily attributable to the redemption of all the Private Placement Warrants offset by the issuance of common stock. Refer to Note 13 Fair Value Measurements to the consolidated Interim Financial Statements for additional information.
Income Tax Expense

	Three Months Ended September 30,
	2025	2024	Change	% Change
Income tax expense (benefit)	$4,692,686	$(250,368)	$4,943,054	(1974.3)%
Income tax expense (benefit) increased by $4,943,054, or (1974.3)% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by the increase in net income. Our effective income tax rate for the three months ended September 30, 2025 and three months September 30, 2024, was 39.9% and 4.5%, respectively.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Income tax expense (benefit)	$11,096,742	$2,680,855	$8,415,887	313.9%
Income tax expense (benefit) increased by $8,415,887, or 313.9% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by the increase in net income. Our effective income tax rate for the nine months ended September 30, 2025 and for the nine months September 30, 2024, was 26.9% and (83.1)%, respectively.
Results of Operations—Segment Results
Asset Management

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$8,633,803	$116,386	$8,517,417	7318.2%
Cost of revenue	4,342,919	401,493	3,941,426	981.7%
Gross profit	$4,290,884	$(285,107)	$4,575,991	(1605.0)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements.
Cost of revenue from our asset management segment increased by $3,941,426, or 981.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to retrocession fees related to the Longevity and ETF Funds.
The change of gross profit is a product of the change of revenue and cost of revenue.
Assets Under Management

	Three Months Ended September 30, 2025
	Longevity Funds	ETF Funds	Total
BALANCE AS OF JUNE 30, 2025	$2,039,715,148	$825,918,569	$2,865,633,717
Inflows	70,954,376	31,136,698	102,091,074
Outflows	(16,266,434)	(9,276,383)	(25,542,817)
Change in value	(50,478,898)	14,836,935	(35,641,963)
BALANCE AS OF SEPTEMBER 30, 2025	$2,043,924,192	$862,615,819	$2,906,540,011
The Company did not have assets under management until the fourth quarter of 2024.
Longevity Funds—The change in inflows are related to new subscriptions of approximately $71.0 million. The outflows are related to redemptions of approximately $16.3 million. The change in value was approximately $50.5 million is the result of realized and unrealized gains generated by the funds, net of operating expenses.
ETF Funds—The change in inflows are related to new subscriptions of approximately $31.1 million. The outflows are related to redemptions of approximately $9.3 million. The change in value of approximately $14.8 million is the result of realized and unrealized gains generated by the funds, net of operating expenses

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$25,168,756	$539,209	$24,629,547	4567.7%
Cost of revenue	10,132,030	932,556	9,199,474	986.5%
Gross profit	$15,036,726	$(393,347)	$15,430,073	(3922.8)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements.
Cost of revenue from our asset management segment increased by $9,199,474, or 986.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to retrocession fees related to the Longevity and ETF Funds.
The change of gross profit is a product of the change of revenue and cost of revenue.
Assets Under Management

	Nine Months Ended September 30, 2025
	Longevity Funds	ETF Funds	Total
BALANCE AS OF DECEMBER 31, 2024	$1,815,438,972	$778,641,321	$2,594,080,293
Inflows	329,071,928	139,234,258	468,306,186
Outflows	(31,107,599)	(124,384,698)	(155,492,297)
Change in value	(69,479,109)	69,124,938	(354,171)
BALANCE AS OF SEPTEMBER 30, 2025	$2,043,924,192	$862,615,819	$2,906,540,011
The Company did not have assets under management until the fourth quarter of 2024.
Longevity Funds—The change in inflows are related to new subscriptions of approximately $329.1 million. The outflows are related to redemptions of approximately $31.1 million. The change in value of approximately $(69.5) million is the result of realized and unrealized gains generated by the funds, net of operating expenses.
ETF Funds—The change in inflows are related to new subscriptions of approximately $139.2 million. The outflows are related to redemptions of approximately $(124.4) million. The change in value of approximately $69.1 million is the result realized and unrealized gains generated by the funds, net of operating expenses.
Life Solutions

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$54,122,577	$28,032,105	$26,090,472	93.1%
Cost of revenue	2,538,939	1,786,488	752,451	42.1%
Gross profit	$51,583,638	$26,245,617	$25,338,021	96.5%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Significant Accounting Policies and Recent Accounting Standards.
Cost of revenue from our life solutions segment increased by $752,451, or 42.1% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly due to an increase in compensation related expenses.

The change of gross profit is a product of the change of revenue and cost of revenue.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$137,722,078	$78,172,568	$59,549,510	76.2%
Cost of revenue	8,950,343	6,719,856	2,230,487	33.2%
Gross profit	$128,771,735	$71,452,712	$57,319,023	80.2%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements.
Cost of revenue from our life solutions segment increased by $2,230,487, or 33.2% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, mainly due to an increase in compensation related expenses.
The change of gross profit is a product of the change of revenue and cost of revenue.
Technology Services

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$218,776	$—	$218,776	NM
Cost of revenue	773,840	—	773,840	NM
Gross loss	$(555,064)	$—	$(555,064)	NM
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements.
Cost of revenue from our technology services segment increased by $773,840, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly due to compensation related expenses. Our technology service revenue and related cost of revenue activity commenced in December 2024.
The change of gross loss is a product of the change of revenue and cost of revenue.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$448,288	$—	$448,288	NM
Cost of revenue	1,736,376	—	1,736,376	NM
Gross loss	$(1,288,088)	$—	$(1,288,088)	NM
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2 Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements.
Cost of revenue from our technology services segment increased by $1,736,376, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, mainly due to compensation related expenses. Our technology service revenue and related cost of revenue activity commenced in December 2024.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,075,348	$—	$7,075,348	$(5,125,055)	$—	$(5,125,055)
Net income (loss) attributable to noncontrolling interests	—	—	—	(159,756)	—	(159,756)
Amortization expense	4,044,099	(1,024,977)	3,019,122	1,698,983	(430,607)	1,268,376
Stock-based compensation	4,527,358	(1,147,459)	3,379,899	6,416,378	(1,626,231)	4,790,147
Allowance for credit losses	622,788	(157,846)	464,942	—	—	—
Business acquisition and special legal costs	5,941,429	(1,505,855)	4,435,574	1,948,118	(493,751)	1,454,367
Loss on change in fair value of warrant liability	1,081,193	(274,028)	807,165	8,766,500	(2,221,869)	6,544,631
Tax impact [1]	315,928	—	315,928	1,174,328	—	1,174,328
ADJUSTED NET INCOME	$23,608,143	$(4,110,165)	$19,497,978	$14,719,496	$(4,772,458)	$9,947,038
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	95,956,504	95,956,504	95,956,504	74,694,319	74,694,319	74,694,319
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	96,651,911	96,651,911	96,651,911	74,694,319	74,694,319	74,694,319
ADJUSTED EPS - BASIC	$0.25	$(0.04)	$0.20	$0.20	$(0.06)	$0.13
ADJUSTED EPS - DILUTED	$0.24	$(0.04)	$0.20	$0.20	$(0.06)	$0.13

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$29,298,620	$—	$29,298,620	$(5,703,817)	$—	$(5,703,817)
Net income (loss) attributable to noncontrolling interests	786,683	—	786,683	(204,716)	—	(204,716)
Amortization expense	13,345,240	(3,382,351)	9,962,889	5,072,125	(1,285,530)	3,786,595
Stock-based compensation	10,369,582	(2,628,171)	7,741,411	18,675,208	(4,733,231)	13,941,977
Allowance for credit losses	622,788	(157,846)	464,942	—	—	—
Business acquisition and special legal costs	6,016,211	(1,524,809)	4,491,402	3,273,118	(829,572)	2,443,546
Loss on change in fair value of warrant liability	1,704,193	(431,928)	1,272,265	8,487,040	(2,151,040)	6,336,000
Tax impact [1]	549,065	—	549,065	3,518,782	—	3,518,782
ADJUSTED NET INCOME	$62,692,382	$(8,125,105)	$54,567,277	$33,117,740	$(8,999,373)	$24,118,367
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	95,612,432	95,612,432	95,612,432	66,984,401	66,984,401	66,984,401
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	96,962,810	96,962,810	96,962,810	66,984,401	66,984,401	66,984,401
ADJUSTED EPS - BASIC	$0.65	$(0.08)	$0.57	$0.49	$(0.13)	$0.36
ADJUSTED EPS - DILUTED	$0.64	$(0.08)	$0.56	$0.49	$(0.13)	$0.36
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
[2] The estimated tax is based on the net federal and state statutory rate.
Note: EPS totals may not add up due to rounding.
The change in adjusted net Income was primarily a result of the factors described in connection with operating revenues and operating expenses and the items listed above.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax, business acquisition costs, non-cash expenses, and certain other items that in our judgment significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, change in fair value of debt, change in fair value of warrant liability, S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized and unrealized gain on equity securities, at fair value), non-cash stock based compensation, and other items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows from operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
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
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$7,075,348	$(5,284,811)	$30,085,303	$(5,908,533)
Depreciation and amortization expense	4,400,082	1,745,279	14,342,711	5,177,785
Income tax expense (benefit)	4,692,686	(250,368)	11,096,742	2,680,855
Interest expense	9,738,472	4,218,314	28,108,947	12,417,946
Other expense (income)	629,127	9,832	(2,044,521)	(132,610)
Interest income	(803,648)	(609,496)	(2,990,927)	(1,670,828)
Loss on change in fair value of warrant liability	1,081,193	8,766,500	1,704,193	8,487,040
Stock-based compensation	4,527,358	6,416,378	10,369,582	18,675,208
Allowance for credit losses	622,788	—	622,788	—
Business acquisition and special legal costs	5,941,429	1,948,118	6,016,211	3,273,118
Unrealized gain on equity securities, at fair value	—	(417,677)	—	(1,220,161)
Realized gain on equity securities, at fair value	—	—	—	(856,744)
Loss (gain) on change in fair value of debt	—	124,237	(3,362,103)	4,036,327
Adjusted EBITDA	$37,904,835	$16,666,306	$93,948,926	$44,959,403
TOTAL REVENUE	$62,975,156	$28,148,491	$163,339,122	$78,711,777
Adjusted EBITDA margin	60.2%	59.2%	57.5%	57.1%
Net income (loss) margin	11.2%	(18.8)%	18.4%	(7.5)%
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
Pro Forma Adjusted Net Income and Pro Forma Adjusted EPS
Refer to the Adjusted Net Income and Adjusted EPS section for the description of this measure and comparable GAAP measures. The three and nine months ended September 30, 2024 includes Carlisle’s historical information prior to the Carlisle Acquisition.
The following table presents a reconciliation of Pro Forma Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to the Company and Pro Forma Adjusted EPS to the most comparable GAAP financial measure, earnings (loss) per share combined with Carlisle on a historical basis for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
PRO FORMA NET INCOME AVAILABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,075,348	$—	$7,075,348	$(5,885,847)	$—	$(5,885,847)
Net income (loss) attributable to noncontrolling interests	—	—	—	(159,756)	—	(159,756)
Amortization expense	4,044,099	(1,024,977)	3,019,122	1,941,679	(492,119)	1,449,560
Stock-based compensation	4,527,358	(1,147,459)	3,379,899	6,416,378	(1,626,231)	4,790,147
Allowance for credit losses	622,788	(157,846)	464,942	—	—	—
Business acquisition and special legal costs	5,941,429	(1,505,855)	4,435,574	1,948,118	(493,751)	1,454,367
Loss on change in fair value of warrant liability	1,081,193	(274,028)	807,165	8,766,500	(2,221,869)	6,544,631
Tax impact [1]	315,928	—	315,928	1,174,328	—	1,174,328
PRO FORMA ADJUSTED NET INCOME	$23,608,143	$(4,110,165)	$19,497,978	$14,201,400	$(4,833,970)	$9,367,430
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	95,956,504	95,956,504	95,956,504	83,908,054	83,908,054	83,908,054
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	96,651,911	96,651,911	96,651,911	83,908,054	83,908,054	83,908,054
PRO FORMA ADJUSTED EPS—BASIC	$0.25	$(0.04)	$0.20	$0.17	$(0.06)	$0.11
PRO FORMA ADJUSTED EPS—DILUTED	$0.24	$(0.04)	$0.20	$0.17	$(0.06)	$0.11

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$29,298,620	$—	$29,298,620	$(2,125,704)	$—	$(2,125,704)
Net income (loss) attributable to noncontrolling interests	786,683	—	786,683	(204,716)	—	(204,716)
Amortization expense	13,345,240	(3,382,351)	9,962,889	5,314,821	(1,347,041)	3,967,780
Stock-based compensation	10,369,582	(2,628,171)	7,741,411	18,675,208	(4,733,231)	13,941,977
Allowance for credit losses	622,788	(157,846)	464,942	—	—	—
Business acquisition and special legal costs	6,016,211	(1,524,809)	4,491,402	3,273,118	(829,572)	2,443,546
Loss on change in fair value of warrant liability	1,704,193	(431,928)	1,272,265	8,487,040	(2,151,040)	6,336,000
Tax impact [1]	549,065	—	549,065	3,518,782	—	3,518,782
PRO FORMA ADJUSTED NET INCOME	$62,692,382	$(8,125,105)	$54,567,277	$36,938,549	$(9,060,884)	$27,877,665
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	95,612,432	95,612,432	95,612,432	76,198,136	76,198,136	76,198,136
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	96,962,810	96,962,810	96,962,810	76,198,136	76,198,136	76,198,136
PRO FORMA ADJUSTED EPS—BASIC	$0.65	$(0.08)	$0.57	$0.48	$(0.12)	$0.37
PRO FORMA ADJUSTED EPS—DILUTED	$0.64	$(0.08)	$0.56	$0.48	$(0.12)	$0.37
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
[2] The estimated tax is based on the net federal and state statutory rate.
Note: EPS totals may not add up due to rounding.
The pro forma change in adjusted net Income was primarily a result of the factors described in connection with non-pro forma operating revenues and operating expenses adjusted for $(760,792) and $3,578,113 pro forma Carlisle net income for the three and nine months ended September 30, 2024, respectively.
Pro Forma Adjusted EBITDA
Refer to the Adjusted EBITDA section for the description of this measure and comparable GAAP measures. The three and nine months ended September 30, 2024 combines Carlisle historical information prior to the Carlisle Acquisition.
The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin to the most comparable GAAP financial measure, net income (loss) for common stockholders combined with Carlisle on a historical basis for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PRO FORMA NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,075,348	$(6,045,603)	$30,085,303	$(2,330,420)
Depreciation and amortization expense	4,400,082	1,987,975	14,342,711	5,420,481
Income tax expense (benefit)	4,692,686	(650,267)	11,096,742	2,803,760
Interest expense	9,738,472	4,218,314	28,108,947	12,421,893

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other expense (income)	629,127	121,437	(2,044,521)	(47,557)
Interest income	(803,648)	(609,496)	(2,990,927)	(1,830,636)
Loss on change in fair value of warrant liability	1,081,193	8,766,500	1,704,193	8,487,040
Stock-based compensation	4,527,358	6,416,378	10,369,582	18,675,208
Allowance for credit losses	622,788	—	622,788	—
Business acquisition and special legal costs	5,941,429	1,948,118	6,016,211	3,273,118
Unrealized gain on equity securities, at fair value	—	(417,677)	—	(1,331,166)
Realized gain on equity securities, at fair value	—	(4,955)	—	(865,891)
Loss (gain) on change in fair value of debt	—	124,237	(3,362,103)	3,912,090
PRO FORMA ADJUSTED EBITDA	$37,904,835	$15,854,961	$93,948,926	$48,587,920
PRO FORMA REVENUE	$62,975,156	$34,883,727	$163,339,122	$92,310,512
PRO FORMA ADJUSTED EBITDA MARGIN	60.2%	45.5%	57.5%	52.6%
PRO FORMA NET INCOME MARGIN	11.2%	(17.3)%	18.4%	(2.5)%
The pro forma change in adjusted EBITDA was primarily a result of the non-pro forma factors described in connection with operating revenues and operating expenses and the items listed above adjusted for $(760,792) and $3,578,113 pro forma Carlisle net income for the three and nine months ended September 30, 2024, respectively.
Pro Forma Segment Revenue
The table below summarizes the combined results of operations for the Company and Carlisle in connection with the Carlisle Acquisition as if the Companies were combined for the three and nine months ended September 30, 2024. The unaudited supplemental pro forma financial information related to the asset management segment as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$8,633,803	$6,851,622	$25,168,756	$21,018,804
Cost of revenue	4,342,919	2,836,680	10,132,030	7,729,128
Gross profit	$4,290,884	$4,014,942	$15,036,726	$13,289,676
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
Information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended September 30,
	2025	2024	Change	% Change
Fair Value Method:
Policies bought	215	233	(18)	(7.7)%
Policies bought from related parties	46	21	25	119.0%
Policies sold	282	148	134	90.5%
Policies sold to related parties	198	—	198	NM
Policies matured	10	9	1	11.1%
Average realized gain on policies sold	36.6%	19.0%
Number of external counter parties that purchased policies	12	16	(4)	(25.0)%
Total lifetime gains, net of lifetime premiums paid	$42,446,139	$9,002,179	$33,443,960	371.5%
Lifetime gains from maturities, net of lifetime premiums paid	$15,820,060	$1,335,389	$14,484,671	1084.7%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Fair Value Method:
Policies bought	636	595	41	6.9%
Policies bought from related parties	67	127	(60)	(47.2)%
Policies sold	799	340	459	135.0%
Policies sold to related parties	592	—	592	NM
Policies matured	30	14	16	114.3%
Average realized gain on policies sold	30.2%	20.2%
Number of external counter parties that purchased policies	23	21	2	9.5%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Total lifetime gains, net of lifetime premiums paid	$106,828,700	$26,557,166	$80,271,534	302.3%
Lifetime gains from maturities, net of lifetime premiums paid	$26,230,379	$3,467,362	$22,763,017	656.5%
Note: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs of sold life insurance policies. Refer to Note 19 Related-Party Transactions for additional information.
Information regarding policies accounted for under the investment method is as follows:

	Three Months Ended September 30,
	2025	2024	Change		% Change
Investment Method:
Policies bought	—	—	—	—	NM
Policies sold	2	1	1	—	100.0%
Policies sold to related parties	1	—	1	—	NM
Policies matured	—	—	—	—	NM
Average realized gain on policies sold	30.0%	76.1%
Number of external counter parties that purchased policies	1	1	—	—	—%
Total realized gains, net of lifetime premiums paid	$62,381	$69,279	$(6,898)	—	(10.0)%
Realized gains from maturities, net of lifetime premiums paid	$—	$—	—	—	NM

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Investment Method:
Policies bought	—	—	—	NM
Policies sold	2	3	(1)	(33.3)%
Policies sold to related parties	1	0	1	NM
Policies matured	—	1	(1)	(100.0)%
Average realized gain on policies sold	30.0%	19.2%
Number of external counter parties that purchased policies	1	2	(1)	(50.0)%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Total realized gains, net of lifetime premiums paid	$62,381	$297,378	$(234,997)	(79.0)%
Realized gains from maturities, net of lifetime premiums paid	$—	$220,256	$(220,256)	(100.0)%
Note: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs of sold life insurance policies.
Information regarding originations revenue, management fees, and servicing revenue is as follows:

	Three Months Ended September 30,
	2025	2024	Change	% Change
Average management fee on Longevity Funds	1.37%	—%	1.37%	NM
Average management fee on ETF Funds	0.48%	—%	0.48%	NM
Number of policy originations to external parties	27	30	(3)	(10.0)%
Number of policy originations to subsidiaries eliminated in consolidation	145	135	10	7.4%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Assets under management	$2,906,540,011	$—	$2,906,540,011	NM
Average management fee on Longevity Funds	1.43%	—%	1.43%	NM
Average management fee on ETF Funds	0.50%	—%	0.50%	NM
Number of policies serviced [1]	3,199	1,210	1,989	164.4%
Face value of policies serviced [1]	$7,590,883,561	$2,306,003,622	$5,284,879,939	229.2%
Total invested dollars [1]	$3,073,597,749	$682,483,526	$2,391,114,223	350.4%
Number of policies serviced, related party	2,205	128	2,077	1622.7%
Face value of policies serviced, related party	$5,083,210,248	$194,916,425	$4,888,293,823	2507.9%
Total invested dollars, related party	$2,240,285,991	$41,995,372	$2,198,290,619	5234.6%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Number of policy originations to external parties	88	91	(3)	(3.3)%
Number of policy originations to subsidiaries eliminated in consolidation	457	329	128	38.9%
[1] For the nine months ended September 30, 2025, LMA and LMA subsidiaries comprised 579 of the policies serviced, $1,152,418,475 face value of the policies serviced, and $359,183,851 of the total invested dollars. For the nine months ended September 30, 2024, LMA and LMA subsidiaries comprised 530 of the policies serviced, $974,986,831 face value of the policies serviced, and $221,368,597 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing and originating policies while also effectively utilizing cash and other sources of liquidity to purchase additional life settlement policies. As of September 30, 2025 and December 31, 2024, our principal source of liquidity was cash and cash equivalents totaling $86,418,953 and $131,944,282, respectively.
Our future capital requirements will depend on many factors, including our revenue growth rate. The Company. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. The Company may seek additional equity or debt financing.
In December 2023, April 2025, and June 2025, the Company’s Board of Directors approved a $15,000,000, $15,000,000, and $20,000,000 repurchase plans, respectively, that will expire in December 2026. As of September 30, 2025, $— remains available for repurchases under the approved plan. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity, to the Interim Financial Statements for additional information.
Refer to Note 13 Fair Value Measurements and Note 15 Convertible Preferred Stock and Stockholders’ Equity for disclosures related to the Company’s conversion of all Private Placement Warrants and Public Warrants in a non-cash exchange for the Company’s common stock, respectively.
We believe that our current cash and cash equivalents as well as cash generated from operations will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Quarterly Report on From 10-Q.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(18,240,847)	$(116,827,478)	$98,586,631
Net cash used in investing activities	(13,979,145)	(1,167,166)	(12,811,979)
Net cash (used in) provided by financing activities	(13,305,337)	111,815,591	(125,120,928)
Net change in cash and cash equivalents	$(45,525,329)	$(6,179,053)	$(39,346,276)

Operating Activities
During the nine months ended September 30, 2025, our operating activities used $(18,240,847) of net cash compared to $(116,827,478) of net cash used from operating activities during the nine months ended September 30, 2024. The increase of $98,586,631 in net cash provided from operating activities was primarily due to $89,472,306 increase in net life settlement sales.
Investing Activities
During the nine months ended September 30, 2025, investing activities used $(13,979,145) of net cash compared to $(1,167,166) net cash used during the nine months ended September 30, 2024. The increase of $(12,811,979) in net cash used in investing activities was primarily related to $(7,000,000) the issuance of a note receivable.
Financing Activities
During the nine months ended September 30, 2025, financing activities used $(13,305,337) of net cash compared to $111,815,591 of net cash provided during the nine months ended September 30, 2024. The increase of $(125,120,928) in net cash used by financing activities is primarily due to $(86,114,424) decrease in net proceeds received from our follow-on stock issuances that did not reoccur, $(27,501,830) increase in share repurchases, $(6,852,207) decrease in cash received from public warrant conversions that did not reoccur, and $(5,723,665) net decrease in long-term debt.
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
Recent Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies and Recent Accounting Standards to the consolidated Interim Financial Statements for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
*****

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2025.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2024 Annual Report on Form 10-K filed with the SEC on March 28, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than what is disclosed below.
Risks Related to the Business and Regulatory Matters
The Company could fail to accurately forecast life expectancies. There may also be changes to life expectancies generally, resulting in people living longer in the future, which could result in a lower return on the Company’s life settlement policies.
Prices for life insurance policies and annuities that may be obtained by the Company depend, in large measure, upon the life expectancy of the underlying insureds. To date the Company has not acquired annuities. The Company will disclose material annuity balances and activities in the consolidated financial statements. The returns of the Company’s hold portfolio is almost entirely dependent upon how accurate the actual longevity of an insured is as compared to the Company’s expectation for that insured. Life expectancies are estimates of the expected longevity or mortality of an insured. In determining the life expectancy of an insured, the Company relies on medical underwriting conducted by various medical underwriting firms. The medical underwriting process underlying life expectancy estimates is highly subjective, and mortality and longevity estimates are inherently uncertain. In addition, there can be no assurance that the applicable medical underwriting firm received accurate or complete information regarding the health of an insured under a life insurance policy, or that such insured’s health has not changed since the information was received. Different medical underwriting firms use different methods and may arrive at materially different mortality estimates for the same individual based on the same information, thus causing a life insurance policy’s value to vary. Moreover, as methods of calculating mortality estimates change over time, a mortality estimate prepared by any medical underwriting firm in connection with the acquisition of a life insurance policy may be different from a mortality estimate prepared by the same person at a later time. The valuation of the life insurance policies will vary depending on the dates of the related mortality estimates and the medical underwriting firms that provide the supporting information.
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
The Company utilizes a multitude of inputs including historical realized gains on life insurance policies sold, quarterly lookback analysis, risk score, risk-based discount rate and life expectancies to determine the fair value of the policies it holds. The Company uses life expectancy reports from six different life expectancy entities including life expectancy reports generated by Lapetus Solutions, Inc. (“Lapetus”), in which the Company holds a minority ownership interest representing less than a 5% equity stake on a fully diluted basis. The Company’s Chief Executive Officer previously held an advisory board position at Lapetus, where his role was strictly limited to an uncompensated advisory position rather than a contractor role or service on the board of directors of Lapetus. The Company’s Chief Executive Officer resigned from his advisory board position with Lapetus effective on May 16, 2024. For the six months ended June 30, 2025, Lapetus represented 34% of expectancy reports purchased. The Company will not be purchasing any additional expense reports from Lapetus going forward as Lapetus announced shutdown on August 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities
On August 18, 2025, the Company issued approximately 254,000 shares of its common stock valued at $6.35 as additional consideration for the Carlisle Acquisition. The issuance of the common stock to the Carlisle sellers was completed in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. Refer to Note 3 Business Combinations to the consolidated Interim Financial Statements for additional information.
Purchases of equity securities by the issuer
See Note 15 Convertible Preferred Stock and Stockholders’ Equity to the consolidated Interim Financial Statements for further discussion of our stock repurchase program and repurchases made during the six months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
During the quarter ended September 30, 2025, none of the Company’s officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description

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

Exhibit Number	Description

10.19
Equity Registration Rights Agreement, dated as of December 2, 2024, by and among the Company and the Holders of the common stock of the Company named therein, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.20	Form of Abacus Option Agreement 2024 Plan.
10.21	Form of Abacus RSU Agreement 2024 Plan.
10.22
Amendment No. 1 to Warrant Agreement, dated July 30, 2025, by and between Abacus Global Management, Inc. and Continental Stock Transfer & Trust Company incorporated by reference from the Form 8-K filed July 30, 2025.

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

Date: November 7, 2025

By:	/s/ William McCauley
William McCauley
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 7, 2025