Form 10-K
period 2025-12-31
Abacus Global Management, Inc.
filed 2026-03-13
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
Commission file number 001-39403
Abacus Global Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1210472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Park Center Drive, Suite 200 Orlando Florida	32835
(Address of Principal Executive Offices)	(Zip Code)
(800) 561-4148
Registrant's telephone number, including area code
__________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABX	New York Stock Exchange
9.875% Fixed Rate Senior Notes due 2028	ABXL	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No x
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such
shorter period that the registrant was required to submit such files).     Yes  x   No  o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x	Smaller reporting company	x
		Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   o     No  x

The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $142,281,625.

The registrant had 96,542,155 shares of common stock, $0.0001 par value per share, outstanding as of March 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ABACUS GLOBAL MANAGEMENT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our beliefs, expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking words such as “believe(s),” “estimate(s),” “expect(s),” “predict(s),” “project(s),” “forecast(s),” “may,” “might,” “will,” “could,” “should,” “would,” “seek(s),” “plan(s),” “scheduled,” “possible,” “continue,” “potential,” “anticipate(s)” or “intend(s)” or similar expressions, including the negative of these terms or variations of them or similar terms; provided that the absence of these does not means that a statement is not forward-looking.
All forward-looking statements included in this document are based on information available to us on the date hereof, and speak only as of the date they are made. The Company assumes no obligation to update any such forward-looking statements except as required by law. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, many of which are beyond our control, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this document and in our other public filings with the United States Securities and Exchange Commission (the “SEC”).
Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, factors identified herein are not necessarily all the factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm us. Accordingly, you should consider all these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by us and not place undue reliance on forward-looking statements.
Part I
Item 1. Business
Business Combination
Abacus Global Management, Inc. (“we,” “us,” “our,” the “Company,” or “Abacus”) was formerly known as Abacus Life, Inc. and East Resources Acquisition Company (“ERES”). The Company was initially organized as ERES, a blank check company incorporated in Delaware on May 22, 2020. On June 30, 2023, we completed a business combination by and between Abacus Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of ERES (“Abacus Merger Sub”), Longevity Market Assets, LLC, a Florida limited liability company (“LMA”), and Abacus Settlements, LLC, a Florida limited liability company (“Abacus Settlements” and, together with LMA, the “Companies”), pursuant to which (i) LMA Merger Sub merged with and into LMA, with LMA surviving and (ii) Abacus Merger Sub merged with and into Abacus, with Abacus surviving (together the “Mergers” and, along with the transactions contemplated in the Merger Agreement, the “Business Combination”) and the Companies became direct wholly owned subsidiaries of ERES. In connection with the Business Combination, ERES changed its name to Abacus Life, Inc. On February 27, 2025, we changed our name to Abacus Global Management, Inc.
Prior to December 2, 2024, the Company conducted its business through its wholly owned, consolidated subsidiaries, primarily the Companies.
On December 2, 2024, we completed the acquisitions of Carlisle Management Company S.C.A., a corporate partnership limited by shares established under the laws of Luxembourg (“CMC”), Carlisle Investment Group S.A.R.L., a private limited liability company incorporated under the laws of Luxembourg (“CIG,” and together with CMC, “Carlisle”), a Luxembourg-based investment manager in the life settlement space (such acquisitions, the “Carlisle Acquisition”). On December 2, 2024, we also completed the acquisition of FCF Advisors, LLC (“FCF Advisors” or “FCF”), a New York based asset manager and index provider specializing in free cash flow-focused investment strategies (“FCF Acquisition”). Refer to Note 3 Business Combinations of the consolidated financial statements in Part II, Item 8 Financial Statements and Supplementary Data for additional information.
On October 6, 2025, we completed the acquisition of AccuQuote, an online life insurance brokerage company that offers customers quotes from multiple insurance providers through a single platform. For more than four decades, AccuQuote has helped nearly 350,000 families discern insurance options and secure coverage. The acquisition strengthens the Company’s financial services platform while removing barriers and expanding access to insurance solutions nationwide, empowering our technology stack with accretive solutions.
We operate through five principal subsidiaries:
•Abacus Settlements, LLC (“Abacus Settlements”), was organized as a New York limited liability company in 2004. In 2016, Abacus Settlements was licensed in Florida as a life settlement provider and became a Florida limited liability company. Abacus Settlements is not an insurance company, are not licensed or regulated as an insurance company, and therefore does not underwrite insurable risks for our own account.
•Longevity Market Assets, LLC (“LMA”), which was formed in 2017 as a Florida limited liability company
•Carlisle, incorporated in 2008 in Luxembourg
•FCF Advisors, incorporated in 2016 in New York
•AccuQuote, an online life insurance brokerage company acquired in October 2025
Our Mission
Our mission is to revolutionize financial services through expert asset management and data-driven lifespan insights, leveraging advanced technology to deliver personalized solutions that optimize financial well-being across every stage of life.
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
- Jay Jackson, Chairman and Chief Executive Officer of Abacus Global Management, Inc.

Abacus Overview
Abacus Global Management (NYSE: ABX) is a leading financial services company specializing in alternative asset management, data-driven wealth solutions, technology innovations, and institutional services. With a focus on longevity-based assets and personalized financial planning, Abacus leverages proprietary data analytics and decades of industry expertise to deliver innovative solutions that optimize financial outcomes for individuals and institutions worldwide. As of the end of 2025, the Company’s assets under management grew to approximately $3.33 billion. On December 30, 2025, the Company transferred its listing from the Nasdaq Stock Market to the New York Stock Exchange (“NYSE”) and began trading under the ticker symbol “ABX,” reflecting its evolution as a scaled, diversified alternative asset manager.
The company’s expanded business model now operates through four distinct yet complementary divisions:
Abacus Life Solutions
Since 2004, Abacus has purchased over $10 billion in face value of life insurance policies, helping thousands of clients maximize the value of their life insurance assets. The Life Solutions division specializes in helping consumers achieve financial security through retirement products while serving as a solutions provider to institutions. The institutional business assists insurance carriers and reinsurers in optimizing legacy liabilities and creating innovative consumer-facing products through data-based solutions. With the acquisition of AccuQuote in October 2025, the Life Solutions division now includes a premier digital life insurance origination platform that allows customers to compare quotes from multiple carriers through a single, user-friendly interface, further expanding the Company’s ability to serve clients across the entire lifecycle of their insurance needs.
Policy Origination
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
Underwriting. Abacus’ origination guidelines focus on the age, gender and health of the insured, the duration, mortality risk and face value of the underlying life insurance policy, the projected internal rate of return of the investment in the underlying life insurance policy after taking into account the cost of making continued premium payments, and the ultimate amount and timing of the death benefit. These guidelines are designed to allow the Company to target the life insurance policies that it believes will generate attractive risk-adjusted returns. The Company invests primarily in non-variable universal life insurance policies.
Origination. Our proven policy origination process, known as “origination services” first locates policies and screens them for eligibility for a life settlement. This process includes verifying that the policy is in force, obtaining consent forms, and making disclosures to policy owners, and obtaining or generating life expectancy estimates.
We generate fees on the policies we originate, which are sourced from three channels: (i) a network of approximately 30,000 financial advisors and agents, (ii) direct-to-consumer, and (iii) a number of traditional life settlements intermediaries that submit policies to us on behalf of a financial advisor, agent or other client.
Portfolio Management. Once identified, we utilize our proprietary “heat-map” technology platform to determine the initial risk and viability of policies. Thereafter, a purchased policy is “actively managed,” whereby we consistently monitor the policy risk to optimize revenue by choosing to either (x) trade the policy to a third-party institutional investor (i.e., receive a trade spread) or (y) hold the policy over time (i.e., pay premiums and receive payout). Additionally, we service policies on behalf of third parties for which we receive fee-based revenue based on a percentage of policy value. Our multi-faceted and dynamic revenue model is made possible by the fact that we sit at the heart of the entire life settlements industry.
Our revenue generation platform and economic model is best summarized below:
1.Origination (fees based on a percentage of the face value or net death benefit of the acquired policies)
2.Active Management (spreads for traded policies and realized returns for held policies)
3.Third Party Portfolio Servicing (fees based on a percentage of the total asset value serviced)
Abacus Asset Group
The asset management division serves primarily institutional investors alongside select private clients, providing excess returns across the risk-reward spectrum. Abacus Asset Group specializes in uncorrelated and longevity-based assets, fixed-income replacement strategies, free-cash flow based investment solutions, and asset-based finance. This division leverages proprietary analytics and market insights to identify unique opportunities through distinct investment strategies that deliver consistent performance through various market cycles while maintaining a disciplined approach to risk management.
During December 2024, we added two asset management companies in connection with two business acquisitions described above. Starting in December 2024, we manage alternative investment funds and exchange-traded funds (“ETFs”). The alternative investment funds primarily invest in insurance policy settlement contracts that cater to investors seeking risk-adjusted returns with low correlation to other asset classes. The ETFs primarily invest in equity securities using a suite of core and thematic free cash flow equity strategies and offer over 50 customizable free cash flow index strategies covering eight global equities allocation categories available in separately managed accounts. Asset Management fees are based on a percentage of total asset value under management. We also realize performance fees based on a percentage of returns over certain hurdle rates for the managed alternative investment funds.
In January 2026, the Company launched an asset-based finance (“ABF”) strategy within Abacus Asset Group, targeting the $20 trillion-plus asset-based finance market. The ABF strategy deploys capital into asset-backed investments, combining institutional-quality origination and structuring expertise with the Company’s proprietary insurance analytics and deep sector relationships. The strategy targets a broad range of asset classes, including consumer credit, equipment finance, receivables, small business loans, intellectual property rights, and contractual cash flows, with approximately 65% of investments targeted in holdings with investment grade-like characteristics. The strategy seeks to generate returns comprised of both current income and capital appreciation, with an emphasis on stable cash flows, low volatility, and low correlation to broader markets.
Abacus Intel
Building on decades of experience and proprietary health and longevity data sets, Abacus Intel creates technology products that are revolutionizing the life planning industry. These innovations deliver tremendous benefits for pension funds, government agencies, and insurance-related businesses. The division has developed platforms that conduct real-time mortality verification, locate missing participants, and service the secondary life insurance market with unprecedented speed and accuracy. Starting in February 2024, we utilize proprietary technology based on health and longevity data sets to provide solutions to pension funds, government agencies, insurance-related businesses, as well as other entities that benefit from real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts. During the fourth quarter of 2024 we began recognizing Technology Service revenue generated by ABL Tech (now operating as Abacus Intel).
Abacus Wealth Advisors

Leveraging more than two decades of proprietary data and algorithms, Abacus Wealth Advisors is redefining wealth management through a transparent, cutting edge, data-driven approach. The division helps financial advisors create customized plans based on clients’ health, longevity, and overall financial wellbeing, moving beyond one-size-fits-all planning to develop financial strategies tailored to each individual.
The Life Settlement Industry
Large Addressable Market with Meaningful Growth Potential
We operate within a large, growing and currently under-penetrated market. The face value of all in force U.S. life insurance industry policies is approximately $14 trillion. Historically, more than 90% of life insurance policies in force did not pay a claim. Based on industry forecasts, approximately 75% of policyholders over the age of 65 will either cancel their policies or allow their coverage to lapse, forfeiting the right to ever receive a full payout. The life settlements industry helps solve this problem by allowing policyholders the opportunity to monetize their policies.
We are currently a leader in the life settlements industry. The Company has approximately a 26% market share based on our 2023 capital invested/total industry capital invested and data compiled in a 2024 report by The Deal and Life Settlements Report, a U.S. life settlements industry news source. Data for the report was aggregated from each state based on 2023 annual reporting. We have a proven track record of growth and strong asset returns. Furthermore, we are currently operational in 49 states, which is a key differentiator in an industry with high barriers to entry due to significant regulatory requirements. Our business is supported by over 325 employees and an innovative leadership team, with an average of over 20 years of experience in the industry.
The combination of the large U.S. life insurance market and the high percentage of policies that never pay a claim creates a considerable opportunity for Abacus and the broader life settlements industry. Specifically, the scale of the life settlements market opportunity is $224 billion each year, according to the 2025 “A Conning Strategic Study.” However, in 2024, the life settlements industry captured only approximately 2% of the annual market of lapsed life insurance policies. We believe there is a significant opportunity to increase this market penetration, primarily by driving awareness and education regarding the ability to monetize life insurance policies by utilizing our services.
Life insurance is often a senior citizen’s largest asset and one that can be used to alleviate retirement challenges, but it is rarely treated in this way. This can be partially attributed to the fact that almost half of all financial advisors are not aware that selling a life insurance policy is an option for their clients. We help financial advisors and their clients understand that a life insurance policy is personal property and selling it for a fair market value is a legitimate, safe and viable choice that creates more investment options for the client. While less than 1% of financial advisors and agents transact in the life settlements market, based on research conducted by the Life Insurance Settlement Association, the primary industry trade association for the U.S. life settlements industry, we believe approximately 90% of senior citizens who let their life insurance policies lapse or surrendered their policies, would have considered this alternative if they had been made aware of it before lapsing or surrendering their policies. The reference to this study can be found at the Life Insurance Settlement Association — https://www.lisa.org/life-settlements-industry-will-grow-as-more-seniors-are-informed-of-their-options-say-experts-at-lisa-conference/.
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
In addition to counterparty quality, this is a largely non-cyclical asset class. A life insurance policy is sometimes described as a “mortality-driven zero-coupon bond” because its underlying value will appreciate over time as it approaches maturity (i.e., as the policyholder ages). This is best demonstrated when comparing our historical risk-adjusted returns relative to other benchmark asset classes.
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
•Financial Advisor or Agent—Our largest origination channel involves working directly with financial advisors to facilitate the sale of their client’s life insurance policies. Since our founding, we have been at the forefront of developing this market and are now ingrained in a network of over 30,000 financial advisors. We are currently on multiple national financial advisory platforms, we present at conferences, and we develop marketing tools to help advisors efficiently present the benefits of life insurance settlements to their clients. As we highlighted earlier, just under half of financial advisors are unaware this financial option exists and less than 1% have completed a life settlement transaction. This origination channel has driven our significant growth over the last five years, and we believe it will continue to be a priority for our future growth.
•Direct to Consumer—We have been building this channel for several years and have focused heavily on increasing broad consumer awareness and education regarding life insurance settlements. We have been active in a variety of common direct-to-consumer advertisement channels, including radio and television advertisements. In addition, we have created a unique online “Policy Value Calculator” so that individuals can receive an instant valuation on their life insurance policies. With the acquisition of AccuQuote, the Company has significantly expanded this channel by adding a premier digital insurance marketplace that allows customers to compare quotes from multiple carriers through a single, user-friendly interface, offering them convenience, optionality, and the ability to enroll in a plan specific to their needs. The direct-to-consumer channel has historically driven origination of smaller face value life policies than through our financial advisor or agent channel, thereby expanding the scope of life policies we are able to value and acquire.
•Traditional Life Settlements Intermediaries—Within this channel, we engage with life settlements intermediaries or “brokers” who submit policies to us on behalf of an advisor or client, for which the life settlement intermediary earns a commission. We intend to slowly reduce our reliance on these intermediaries over time and focus our efforts on building out the technology required to educate and gain access to both the financial advisor and direct-to-consumer channels.

We intend to continue to fuel origination growth by expanding our team and outreach. In order to drive awareness across all origination channels, we plan to expand our marketing and national television advertising campaigns.
Abacus’ Policy Acquisition Process
A life settlement transaction is the process by which a third-party intermediary acquires an existing life insurance policy for an amount greater than its current cash surrender value. Upon closing of the life settlement transaction, the policyholder receives an immediate cash payment, and the third-party intermediary receives ownership of the policy. Thus, the third-party intermediary becomes the beneficiary of the insured’s claim payout but is now solely responsible for all future premium payments. Our company functions as this third-party intermediary.
The process of acquiring a life insurance policy in the secondary market is highly regulated and policyholder friendly. Unique licenses are mandatory to operate, and significant consumer protection disclosures are required to be made available to policyholders. We originate these policies through three distinct channels (i.e., financial advisors / agents, direct-to-consumer and traditional life settlements intermediaries). We first screen each policy to ensure it is eligible for a life settlement, including verifying the policy is in force, obtaining appropriate consents, providing disclosures, and submitting cases for medical underwriting and life expectancy estimates. In connection with this process, we use our proprietary analytics and risk-rating systems to determine an estimated market value for each individual policy.
The Company has established policies and guidelines with respect to its purchase of life insurance policies. For the underlying life insurance policies, these guidelines focus on (i) the age of the insured, (ii) the sex and health of the insured, (iii) the duration of the policy, (iv) mortality risk and life expectancy of the insured, (v) the type of the underlying life insurance policy, (vi) the projected internal rate of return of the investment, and (vii) the amount of the death benefit after accounting for the cost of making continued premium payments. We exclude considering certain types of primary health impairments associated with the underlying insured to ensure that all policies are purchased in accordance with established industry practice and state law requirements. These guidelines are designed to target life insurance policies that the Company believes will generate attractive risk adjusted returns.
Following the origination, underwriting and valuation processes, we formally present our proposed purchase price to the policyholder or advisor. If agreed upon, the settlement closing process begins. Appropriate closing documents are reviewed by our in-house counsel, and we send funds to an independent escrow agent. Simultaneously, change of ownership and beneficiary documentation is sent to the underlying insurance carrier. Once the carrier confirms the changes, the escrow agent sends the life settlement proceeds to the appropriate party, and we become responsible for the underlying insurance policy (i.e., paying premiums and receiving death benefit claim proceeds). The proceeds paid by the escrow agent will also include the commission(s) we owe to the broker and / or agent as well as our fee for completing the origination services.
While the transaction is deemed closed, it is important to note that the policy owner may generally rescind the life settlement contract within 30 days from execution of the agreement or 15 days from the receipt of cash proceeds by the owner. As such, revenue is not recorded until this rescission period is over.
Once the transaction is closed, the policy enters our active portfolio management process whereby we determine whether a policy should be sold to a third-party institutional investor or held on our balance sheet. In certain cases, we identify a purchaser prior to the close of a transaction, in which case the policy is transferred directly to the purchaser at closing using our life settlement closing services.
Proprietary Technology Platforms Support Our Business
We have and continue to develop a comprehensive suite of technology products that helps drive origination, underwriting and trading. Specifically, we have created:

•Risk Rating Heat Map—Using the large amount of data we have gathered over time, we have developed a proprietary risk-rating platform that measures the risk of life insurance contracts on a range from 1–5 (low–high risk, respectively). This risk score is calculated on a wide range of factors, including (i) duration and extension risk, (ii) policy face value and purchase type, (iii) policy type, (iv) carrier rating, (v) life expectancy (“LE”) and LE extension ratios, (vi) age and age on LE date and (vii) survival probability. We believe this platform is a key differentiating factor relative to our competitors as it gives us a meaningful advantage when valuing and purchasing life insurance policies.
•Policy Value Calculator—Our “Policy Value Calculator” drives origination by using proprietary data to instantly value policies for both individuals and financial advisors. This easy-to-use online tool only requires four pieces of information: (i) gender, (ii) age, (iii) face value and (iv) policy type. These data points then generate a valuation range that advisors and individuals can use to quickly assess the current value of their policy.
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
•Traded Portfolio—Our traded portfolio returns are driven by (i) the spread we generate by selling policies to third-party institutional investors and (ii) our ability to quickly recycle capital. Our trade spreads average above cost basis depending on the contract and we recycle our capital annually. These two metrics are driven by our ability to effectively originate new policies (supply) and the underlying market interest for the policies (demand).
•Hold Portfolio—Relative to our traded portfolio, our hold portfolio has the potential to generate a higher estimated annual return than our traded portfolio but requires approximately a 3 to 4 times greater capital investment, which is driven by the need to hold policies, rather than recycle the policies in trading, and to fund premium payments during the holding period for a policy. To the extent that we are not able to commit the required capital, we then focus efforts more on our traded portfolio. Our origination platform and proprietary risk rating heat map has allowed us to hold only what we determine to be the highest quality policies which have our lowest risk ratings. In October 2025, the Company completed a $50 million investment-grade securitized note backed by life insurance assets, establishing a repeatable, lower-cost funding mechanism while retaining servicing rights and generating ongoing fee-based revenue.
Policy Servicing
In addition to generating economics on the policies we directly originate and actively manage, we have a dynamic platform to service bundles of policies for a variety of third-party institutions. We have experience servicing a large number of policies for highly sophisticated institutions, including policies for large asset managers. Beyond our fees, servicing policies at scale supports our data analytics and keeps us at the heart of the life settlements industry. We have a sophisticated team of professionals solely focused on servicing these policies. As the Company expands its securitization activities, the servicing platform is expected to generate additional recurring fee-based revenue, as the Company retains servicing rights on securitized assets sold to institutional investors.
Prospects for Future Growth
Continued Maturation of the Life Settlements Industry

As described above, there is approximately $200 billion in life insurance policy death benefit value that lapses on an annual basis. However, the life settlements industry captured only approximately 2% of the potential market in 2024, which leaves significant runway for future growth for industry participants. The total face value of life insurance policies is expected to grow from approximately $6 billion in 2022 to approximately $8 billion in 2028, which is a 5% compounded annual growth rate. Given our position at the heart of the life settlements industry, we believe that we are well positioned to capitalize on this anticipated market growth.
Focus on Growing the Origination Process
Our ability to originate policies is essential to scale our business over time. In order to support this expected growth, we continue to invest in our technology and marketing infrastructure. In general, we expect our efforts will continue to focus on driving education and awareness of life settlements. In order to meet this growing demand, we have increased our total employee headcount. The acquisition of AccuQuote further expands our origination capabilities by adding a premier digital life insurance distribution platform that connects insurance solutions to broader wealth strategies, enabling the Company to serve clients across the entire lifecycle of their financial needs.
Continued Innovation in Technology
Using technology to improve our analytics, market liquidity and velocity of capital use is a key priority. Certain key technology elements are:
•Analytics (Abacus Analytics)—the standard pricing and valuation platform for policy valuation and portfolio assessment that we believe will allow us to obtain visibility into every transaction in the industry.
•Liquidity (Longevity Market Assets)—tertiary trading, servicing and valuation platform (added direct purchase in 2023). Abacusmarketplace.com is a proprietary technology platform that has been designed in order to facilitate tertiary trading, servicing and valuation for the life settlement industry. This platform is intended to increase the trading volume for the entire industry by removing intermediaries and improving the efficiency and security of the transactions.
Access to Capital Markets Provides More Attractive Financing
We believe that as a publicly traded company listed on the NYSE, we have access to a lower cost of capital, which will optimize our per policy revenue and allow us to fund additional investment in infrastructure. In September 2025, the Company was added to the Russell 2000® and Russell 3000® Indexes, broadening our visibility with institutional investors. Our NYSE listing is further enhanced by Citadel Securities serving as our Designated Market Maker (“DMM”). Additionally, as discussed in more detail below, access to additional capital will enable us to increase our balance sheet hold portfolio, which we believe may drive higher long-term returns.
Transitioning Our Business Model as Our Capital Base Scales
As our capital base scales, we have the ability to increase the proportion of policies that we hold on our balance sheet. One of the most obvious benefits to a larger hold portfolio is that it may increase the predictability of returns (i.e., held policies typically increase in value over time, largely independent of trading market conditions). Additionally, with a larger hold portfolio, there is a unique opportunity to begin securitizing policies. In October 2025, we completed our first $50 million investment-grade securitized note backed by life insurance assets, establishing a template for future transactions. We expect securitized products to become a consistent component of our long-term funding strategy, alongside sales to third-parties and in-house managed funds. In the long-term, we believe securitized portfolios can drive an even lower cost of capital and can be sold in scale to third parties at a significant multiple.
Scaling Asset Management and Fee-Related Earnings

The Company is focused on transitioning toward a more durable, recurring revenue model through the growth of its asset management platform. With the December 2024 acquisitions of Carlisle and FCF Advisors and the January 2026 launch of the ABF strategy, the Company has meaningfully expanded its investment offerings and distribution capabilities. The ABF strategy represents a natural extension of the Company’s platform, deploying third-party capital into asset-backed lending and structured credit opportunities that leverage the Company’s actuarial expertise and insurance infrastructure in a market estimated at more than $20 trillion. In November 2025, the Board of Directors approved an annual cash dividend of $0.20 per share and a $10 million share repurchase program, reflecting confidence in the Company’s long-term business model, recurring earnings, and capital strength.
Competition
We compete with numerous life insurance settlement originators, servicers, and investors, alternative asset managers, wealth advisors, and mortality verification companies. Our primary competitors in each of our business lines differ significantly from those in our other business lines principally because few companies compete against us in all business segments in which we operate. Competition is high in all our business lines, in particular life insurance settlement origination where our competitors have invested significantly in marketing and acquisitions.
The risks associated with our competitors are further discussed in Part I, Item 1A Risk Factors.
Our Employees
As of December 31, 2025, we had 326 employees, none of whom are subject to any collective bargaining agreement or represented by a labor union. We have 25 employees based outside of the United States. To date, we have not experienced any work stoppages and we consider our employee relations to be good. We believe that our employees are critical to our long-term success. Nearly 80% of our employees are shareholders, reflecting an ownership mentality that drives company performance.
Intellectual Property
Our business depends, in part, on our ability to develop and maintain the proprietary aspects of its core technology. We rely on trademarks to protect our intellectual property.
We have been issued federal registrations for our “Abacus Settlements,” “Abacus Life,” and “Abacus Global Management” trademarks. We also hold various domain names for websites that we use in our business. Additionally, we have developed and maintain proprietary software for our internal use to aid in pricing, valuation and risk analysis of life settlement policies.
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
Insurance Laws and Regulations
We operate as a life settlement provider in 49 states. We have a strong track record with each state in which we are licensed and have not had any reportable incidents. Our in-house counsel and compliance staff reviews every life insurance policy we consider acquiring for compliance with applicable state regulations. We file an annual report with each state in which we operate and each state has the ability to request an audit at its discretion. Currently, 46 states have regulations that support the sale of life insurance policies to a third party, like our Company. Each state also has its own policyholder-facing consumer protection disclosure requirements that we comply with in the ordinary course of our business.
We focus on acquiring and trading non-variable, non-fractionalized life insurance policies. These life insurance policies are deemed to be personal property of the owner based upon the Supreme Court decision Grigsby v. Russell in 1911. Furthermore, non-variable, non-fractionalized life insurance policies are not deemed to be securities under the federal securities laws, and so the Company is not required to register as an investment adviser or an investment company under the Investment Advisers Act of 1940, as amended or the Investment Company Act of 1940, as amended, respectively.
We operate a limited purpose broker dealer, which we intend to license to engage in transactions for variable and fractionalized life insurance policies. We expect that any transactions in variable or fractionalized life insurance policies will represent less than 20% of the total number of life insurance policies held by the Company at any time. The Company does not, and does not in the future intend to, engage in any life insurance securitization.
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
Privacy and data security regulation in the U.S. is rapidly evolving. For example, California enacted the California Consumer Privacy Act (“CCPA”), which came into force in 2020 and was later expanded by a 2023 amendment and subsequent implementing regulations (including regulations effective January 1, 2026, related to security risk assessments, privacy risk assessments, and automated decision making technologies). As of January 1, 2026, 18 other states (Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia) have also passed substantially similar laws to the CCPA, hereafter referred to as comprehensive consumer privacy laws. These comprehensive consumer privacy laws provide individuals with rights to request access, correction and deletion of their personal information, opt out of certain personal information sharing, processing activities, and receive detailed information about how their personal information is used and shared. Individuals also may be required to consent to certain processing activities, such as activities with sensitive categories of personal information in certain circumstances. They also include notice obligations when using personal data for training on large language models, and additional obligations to perform various types of personal information processing assessments, both related to general privacy risks to individuals, but also security risks and risks unique to artificial intelligence or automated decision making technologies. The CCPA creates a specialist enforcement agency known as the California Privacy Protection Agency or “CPPA” that has independent authority to enforce the requirements of the CCPA. The CCPA’s and other comprehensive consumer privacy laws provide for an opt-out right with respect to any restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes, to the extent that individuals exercise their opt-out rights, as well as increasing our compliance costs and potential liability. Notably, private litigation associated with state wiretapping laws, such as CIPA (in California) in addition to substantially similar wiretapping laws in other states, have been a major risk factor related to the use of website tracking technologies.
The CCPA excludes information covered by the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act and the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain, such as personnel information and business to business (b2b) data. Notably, other consumer privacy laws generally exempt b2b data and personnel information. While other comprehensive consumer privacy laws generally maintained an entity level exemption for entities that are a “financial institution” under the GLBA, more states are amending their laws to narrow this exemption to just the information covered by the GLBA in line with the CCPA. These states include Connecticut, Minnesota, Oregon, and Montana, with others potentially joining that list in the coming years.
In addition to the comprehensive consumer privacy laws, some states have passed specialized privacy laws that focus on specific elements of personal information. For example, Washington has passed the “My Health My Data Act” that provides a similar set of consumer privacy protections to those in the comprehensive consumer privacy laws, but focused on sensitive categories of personal information such as health information. Other laws in this category include the Illinois Biometric Privacy Act and the analogous laws protecting biometrics in Texas and Washington. To the extent that we process biometrics, health, or other sensitive categories of personal information, we may be exposed to legal risk and additional consent and compliance obligations.
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
Our failure to comply with these privacy laws or regulations could expose us to significant fines and penalties imposed by regulators and has in the past and could in the future expose us to legal claims by buyers of life insurance policies from us, or other relevant stakeholders. Some of these laws, such as the CCPA, permit individual or class action claims for certain alleged violations related to data breaches and reasonable security obligations, increasing the likelihood of such legal claims. Additionally, the CPPA is directly funded in part through the penalties it assesses during enforcement actions, raising the incentive and potential for enforcement activity in California. Similarly, many of these laws require us to maintain an online privacy policy, terms of service and other informational pages that disclose our practices regarding the collection, processing and disclosure of personal information. If these disclosures contain any information that a court or regulator finds to be inaccurate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business and materially adversely affect our reputation.
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
Securityholder Reports
The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly, and other reports, and amendments to those reports, with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and any and all amendments thereto are available free of charge through our investor relations website as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). Our investor relations website address is https://ir.abacusgm.com. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. These materials are also accessible on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors
The following discussion of “Risk Factors” identifies factors that we believe could adversely affect our business, operations, financial condition or future performance and trading in our securities. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. References to past events and risks are provided as examples only and are not intended to be a complete listing or representation as to whether any such risk factor presented has occurred in the past or the likelihood of it occurring in the future. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.
Risk Factors Summary
Risks Related to our Business
•The Company’s valuation of life insurance policies is uncertain as many life insurance policies’ values are tied to their actual maturity date and any erroneous valuations could have a material adverse impact on the Company’s business.
•The Company could fail to accurately forecast life expectancies. There may also be changes to life expectancies generally, or from improvements in health care treatments, resulting from people living longer in the future, which could result in a lower return on the Company’s life settlement policies.
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
•Historically, there has been a negative public perception of the life settlement industry that could affect the value and/or liquidity of the Company’s investments and the life settlement industry faces political opposition from life insurance companies.
•The Company, or third parties on which it relies, could fail to accurately evaluate, acquire, maintain, track, or collect on life settlement policies, which could have a material adverse impact on the Company’s revenues.
•There is a risk of fraud in the origination of the original life insurance policy or in subsequent sales of the life insurance policy that could adversely affect the Company’s investment returns which could have a material adverse impact on the Company’s business.
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
•The life insurance company that has issued a life insurance policy we own may increase the cost of insurance premiums, which would adversely affect the Company’s investment returns.
•The Company may not be able to liquidate its life insurance policies, which could have a material adverse effect on the Company’s business.
•The Company bears the credit risk associated with life insurance companies and may not be able to realize the full value of insurance company payouts on life insurance policies we own when they mature, which could have a material adverse effect on the Company’s profits.
•The Company’s success depends on the services of its experienced management and talented employees. If the Company is unable to retain management and/or key employees, its ability to compete could be harmed.
•The Company’s intellectual property rights may not adequately protect the Company’s business.
•Outstanding and future indebtedness could adversely affect the Company’s financial and operational flexibility.
•Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.
•The Company’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. A failure to raise capital when needed could harm the Company’s business, operating results and financial condition. Debt issued to raise additional capital may reduce the cash flow available to make required payments with respect to the notes and affect our ability to execute our investment strategy or impact the value of the Company’s investments.
•The Company’s use of different estimates and assumptions in the application of its accounting policies could result in material changes to its reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact its reported results of operations.
•The Company’s international operations pose additional risks that may adversely impact our financial results and operations.
•Because a portion of the Company’s business is conducted in currency other than U.S. dollar, the Company has foreign currency risk.
•Litigation and other claims and liabilities have arisen and may arise with respect to the acquisitions that we consummate or the businesses acquired, including our recently completed acquisitions, and could have a material adverse effect on our business and financial results.
•Events and circumstances outside of the Company’s control may disrupt the ability of the Company and its providers to originate life settlement policies, or to generate such policies on acceptable terms, which could have a material adverse impact on the Company’s financial position.
Risks Related to the Regulatory and Legal Environment
•Life settlements in which we invest are not currently regulated under the federal securities laws, but if deemed to be securities would require further compliance with federal and state securities laws, which could result in significant additional regulatory burdens on the Company, and limit the Company’s investments, which would materially impact the Company’s ability to conduct its business.
•The Company may be subject to certain U.S. state securities laws, and failure to comply with applicable requirements may result in fines, sanctions and rescission of purchase or sale transactions.
•The Company could in the future be required to register as an investment company under the Investment Company Act or could have to substantively change its business model to fit within an applicable exemption from such registration requirement.
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
•Changes in tax laws or regulations or their interpretation could negatively impact our cash flows and results of operations.
•The Company’s business may be subject to additional or different government regulation in the future, which could have a material adverse impact on the Company’s business.
Risks Related to Our Common Stock
•Our stock repurchase program may not enhance long-term stockholder value and could increase the volatility of the market price of our common stock and diminish our cash.
•Our Board has broad discretion to issue additional securities, and to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders.
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
Risks Related to our Business
The Company’s valuation of life insurance policies is uncertain as many life insurance policies’ values are tied to their actual maturity date and any erroneous valuations could have a material adverse impact on the Company’s business.
The valuation of life insurance policies involves inherent uncertainty (including, without limitation, the life expectancies of insureds and future increases in premium costs to keep the policies in force). The Company utilizes a multitude of inputs to determine the fair value of the policies it holds. The Company uses its own underwriting practices, origination protocols, and proprietary technology. There is no guarantee that the value determined with respect to a particular life settlement policy by the Company will represent the value that will be realized by the Company on the eventual disposition of the related investment or that would, in fact, be realized upon an immediate disposition of the investment. In addition, there can be no guarantee that such valuation accurately reflects the current present value of such life insurance policy at its actual maturity. Uncertainties as to the valuation of life insurance policies held by the Company could require adjustments to reported net asset values and could have a material adverse impact on the Company’s business. Uncertainties as to the valuation may also result in the Company being less competitive in the market for originating new life settlement policies and could adversely affect the profits the Company realizes on life settlements purchased and sold.
The Company could fail to accurately forecast life expectancies. There may also be changes to life expectancies generally, or from improvements in health care treatments, resulting from people living longer in the future, which could result in a lower return on the Company’s life settlement policies.
Prices for life insurance policies and annuities that may be obtained by the Company depend, in large measure, upon the life expectancy of the underlying insureds. To date the Company has not acquired annuities. The Company will disclose material annuity balances and activities in the consolidated financial statements. The investment returns on the policies held by the Company’s portfolio depends almost entirely on the accuracy of the Company’s expectation for that insured’s mortality when the Company purchases a life insurance policy, as well as during the period that the Company owns a life insurance policy. Life expectancies are estimates of the expected longevity or mortality of an insured. In determining the life expectancy of an insured, the Company relies on medical underwriting conducted by various medical underwriting firms. The medical underwriting process underlying life expectancy estimates is highly subjective, and mortality and longevity estimates are inherently uncertain. In addition, there can be no assurance that the applicable medical underwriting firm received accurate or complete information regarding the health of an insured under a life insurance policy, or that such insured’s health has not changed since the information was received. Different medical underwriting firms use different methods and may arrive at materially different mortality estimates for the same individual based on the same information, thus causing a life insurance policy’s value to vary. Moreover, as methods of calculating mortality estimates change over time, a mortality estimate prepared by any medical underwriting firm in connection with the acquisition of a life insurance policy may be different from a mortality estimate prepared by the same person at a later time. The valuation of the life insurance policies will vary depending on the dates of the related mortality estimates and the medical underwriting firms that provide the supporting information.
Other factors, including, but not limited to, better access to health care, better adherence to medical treatment plans, improved health care treatments and access to health care, improved nutritional habits, improved lifestyle, an improved economic environment and a higher standard of living could also lead to increases in the longevity of the insureds under the life insurance policies. In addition to other factors affecting the accuracy of life expectancy estimates, improvements in medicine, disease treatment, pharmaceuticals and other medical and health services may enable insureds to live longer.
The actual longevity of an insured may be materially different than the predicted mortality estimate. If the actual maturity date of life insurance policies are longer than projected, it would delay when the Company could expect to receive a return on its investment and the Company may be unable to meet its investment objectives and goals.
The medical underwriting and other firms that provide information for the Company’s forecasts of life expectancies are generally not regulated by the U.S. federal or state governments, with the exception of the states of Florida and Texas, which require life expectancy providers to register with their respective insurance regulatory authority. There can be no assurance that this business will not become more broadly regulated and, if so, that any such regulation would not have a material adverse effect on the ability of the Company to establish appropriate life expectancies in connection with the purchase or sale of policies.

The Company’s policy acquisitions are limited by the market availability of life insurance policies that meet the Company’s eligibility criteria and purchase parameters, and failure to secure a sufficient number of quality life insurance policies could have a material adverse effect on the Company’s business.
The life insurance policy secondary market has grown substantially in the past several years; however, its future development is uncertain. There are a limited number of life insurance policies available in the market from time to time. As more investment funds flow into the life settlement market for acquiring life insurance policies, margins may be squeezed and the value of the life settlement assets may become comparatively more expensive to purchase or subject to greater competition on the purchase side. There can be no assurance that the Company will be able to source life insurance policies directly from insureds in the secondary market or that tertiary market life insurance policies will be available to the Company on satisfactory or competitive terms that would be acceptable to it.
The supply of life insurance policies available in the life settlement market may be reduced by, among other things: (i) improvement in the economy, resulting in higher investment returns to insureds and other owners of life insurance policies from their investment portfolios; (ii) improvements in health insurance coverage, limiting the need of insureds to obtain funds to pay the cost of their medical treatment by selling their life insurance policies; (iii) the entry into the market of less reputable third-party brokers who submit inaccurate or false life insurance policy information to the Company; (iv) the establishment of new licensing requirements for market participants and a delay in complying or an inability to comply with such new requirements; or (v) refusal of the carrier that issued a life insurance policy to consent to its transfer. A change in the availability of life insurance policies in the life settlement market could adversely affect the Company’s ability to execute its strategy and meet its objectives.
The Company may experience increased competition from originating life insurance companies, life insurance brokers, and investment funds which could have a material adverse effect on the Company’s business.
Some life insurance companies have begun offering to repurchase their own in-force life insurance policies from their policyholders by offering “enhanced cash surrender value payments” above the amount of the net cash surrender value provided under the life insurance contracts’ terms and thus compete directly with the Company and other life settlement providers. The life settlements industry has challenged the legal validity of the life insurance companies’ actions, and some state insurance regulators have declared that these repurchase offers are unlawful while other state insurance regulators have approved them. To the extent that life insurance companies can seek to repurchase their own in-force life insurance policies, they present competition to the Company in acquiring policies.
In addition, the Company is subject to significant competition from other life settlement providers and investment funds for the purchase of life settlement policies. Increased competition for life settlement policies may result in the Company being unable to access the number and quality of life settlement policies that it desires for its business at prices that it deems acceptable.
Historically, there has been a negative public perception of the life settlement industry that could affect the value and/or liquidity of the Company’s investments and the life settlement industry faces political opposition from life insurance companies.
Many regulators, lawmakers and other governmental authorities, as well as many life insurance companies and life insurance industry organizations, are hostile to, or otherwise concerned about, certain aspects of the longevity-contingent asset markets that underlie the life settlement industry. The life settlement industry and some of its participants have been, and may continue to be, portrayed negatively in a number of widely read publications and other forms of media. These opponents regularly contend that life settlement transactions are contrary to public policy by promoting financial speculation on human life and often involve elements of fraud and other wrongdoing. Past efforts, including activities of life insurance carrier trade associations, have sought to ban life settlement securitization. While such efforts have historically been unsuccessful, any such future efforts could have the effect of severely limiting or potentially prohibiting the continued operation of the Company’s life settlement purchasing operations. Continued public opposition to the life settlement industry, as well as actual or alleged wrongdoing by participants in the industry, could have a material adverse effect on the Company and its investors, including on the value and/or liquidity of the Company’s investments, or in shaping public opinion about the life settlement industry.
The Company, or third parties on which it relies, could fail to accurately evaluate, acquire, maintain, track, or collect on life settlement policies, which could have a material adverse impact on the Company’s revenues.
The Company utilizes certain third party data for tracking and servicing its life settlement policies. This includes the origination and servicing of life settlement policies by the servicing and tracking agent, market counterparties and other service providers, and the Company may not be in a position to verify the risks or reliability of such third-party data and systems. Failures in the systems employed by the Company and other service providers, counterparties, and other parties could result in mistakes made in the evaluation, acquisition, maintenance, tracking and collection of life settlement policies and other longevity-linked investments. This could result in the Company overpaying for life settlement policies it acquires or underpricing life settlement policies it sells. In addition, disruptions in the Company’s operations as a result of a failure in a third party system may cause the Company to suffer, among other things, financial loss, the disruption of its business, liability to third-parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on the Company.
There is a risk of fraud in the origination of the original life insurance policy or in subsequent sales of the life insurance policy that could adversely affect the Company’s investment returns which could have a material adverse impact on the Company’s business.
The Company faces the risk that an original owner of a life insurance policy, the related insured, the insurance agent involved in the issuance of such life insurance policy, or other party may have committed fraud, or misstated or failed to provide material information in connection with the origination or subsequent sale of that life insurance policy. While present law provides that most life insurance policies may not be challenged for fraud after the end of the two-year contestability period, there may be situations where such fraud in connection with the issuance of a life insurance policy may survive its contestability period. If an issuing insurance company successfully challenges a life insurance policy acquired by the Company on the grounds of fraud, the Company may lose its entire investment in that life insurance policy. Furthermore, if the age of an insured was misstated, the Company may receive lower death benefits than expected. In addition, there may be information directly relevant to the value of a life insurance policy, including, but not limited to, information relating to the insured’s medical condition, to which the Company will not have access. It is not possible to verify the accuracy or completeness of each piece of information or the completeness of the overall information supplied at the origination of an insurance policy. Any such misstatement or omission could cause the Company to rely on assumptions which turn out to be inaccurate. Additionally, there can be no assurance that the seller of a life insurance policy in the tertiary market properly acquired that policy from the former owner, or that a former beneficiary or other interested party will not attempt to challenge the validity of the transfer. The occurrence of any one or more of these factors could adversely affect the Company’s performance and investment returns.
The Company may become subject to claims by life insurance companies, individuals and their families, or regulatory authorities which could have a material adverse impact on the Company’s business.
The secondary market for life insurance policies has been subjected to allegations of fraud and misconduct as reflected in certain litigated cases. Some of these cases, some of which have been brought by regulatory authorities, involve allegations of fraud, breaches of fiduciary duty, bid rigging, non-disclosure of material facts and associated misconduct in life settlement transactions. Cases have also been brought by the life insurance companies that challenge the legality of the original issuance of the life insurance policies based on lack of insurable interest, fraud and misrepresentation.

Further, both U.S. federal and state statutes safeguard an insured’s personal health information. In addition, insureds frequently have an expectation of confidentiality even if they are not legally entitled to it. Even if the Company properly obtains and uses otherwise personal health information, but fails to maintain the confidentiality of such information, the Company may be the subject of complaints from the affected individuals, their families and relatives and, potentially, interested regulatory authorities. It is also possible that, due to a misunderstanding regarding the scope of consents that a transaction party possesses, the Company may request and receive from health care providers, information that it in fact did not have a right to request or receive. If the Company finds itself to be the recipient of complaints for these acts, it is not possible to predict what the results will be. This uncertainty also increases the likelihood that a transaction party may sell, or cause to be sold, life insurance policies in violation of applicable law, which could potentially result in additional costs related to defending claims or enduring regulatory inquiries, rescinding such transactions, possible legal damages and penalties and probable reduced market value of the affected life insurance policies. Each of the foregoing factors may delay or reduce the return on the policies and adversely affect the Company’s business and results of operations.
The Company faces privacy and cyber security risks related to its maintenance of proprietary information, including information regarding life settlement policies and the related insureds, and any adverse impact related to such risks could have a material adverse impact on the Company’s business.
The Company relies on data processing systems, including data processing systems of third parties, to price and close transactions, to evaluate investments, to monitor its portfolio and capital, and to generate risk management and other reports that are critical to oversight of the Company’s activities. Further, the Company relies on information systems to store sensitive information about the Company, its affiliates, and its investments, including life settlement policies and information about the related insured individuals and others. While the Company is not aware of any material security breaches or proceedings related to the processing of the Company’s information or those third-party systems utilized by it, the loss or misappropriation of information, improper access or an ability to access information or systems, or the use or disclosure of the Company’s proprietary information could adversely impact the Company. For example, the Company could suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a material adverse effect on the Company.
Additionally, the Company collects information related to life insurance, including nonpublic personal information (“NPI”) and protected health information (“PHI”), and information from its website, such as contact information and high-level policy information. The Company also collects information from its employees, such as standard HR information, and business contact information from third party employees. The Company shares information with its service providers and has entered into non-disclosure and business association agreements, where appropriate. Although the Company has, and believes that each service provider has, procedures and systems in place that it believes are reasonably designed to protect such information and prevent data loss and security breaches, such measures cannot guarantee absolute security.
Furthermore, the techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently, demonstrate increasing sophistication and may be difficult to detect for long periods of time. For example, hardware or software acquired from third parties may contain defects in design or other problems that could unexpectedly compromise information security. Network connected services provided by third parties to the Company may be susceptible to compromise, leading to a breach of the Company’s network and/or business interruptions. The Company’s systems or facilities may be susceptible to employee error or malfeasance, surveillance by hostile threat actors, or other security threats.
The failure of the Company to accurately and timely track and pay premium payments on the life insurance policies it holds could result in the lapse of such policies which would have a material adverse impact on the Company’s business.

To realize gains on its investment in life insurance policies, the Company must ensure that the life insurance policies it acquires remain in force until they mature or are sold by the Company. Failure by the Company to pay premiums on the life insurance policies when due will result in termination or “lapse” of the life insurance policies and will result in the loss of the Company’s investment in such life insurance policies.
The life insurance company that has issued a life insurance policy we own may increase the cost of insurance premiums, which would adversely affect the Company’s investment returns.
If a life insurance company increases the cost of insurance charged for any of the life insurance policies held by the Company, the amounts required to be paid for insurance premiums due for these life insurance policies may increase, requiring the Company to incur additional costs for the life insurance policies which may reduce the value of such life insurance policies and consequently affect the investment returns available on such policies.
Some life insurance companies have in the past materially increased the cost of insurance charges. There can be no assurance that life insurance policies acquired by the Company will not be subject to cost of insurance increases. If any such life insurance policies are affected by a cost of insurance increase, the policy value may be materially reduced and the Company may decide or may be forced to allow such life insurance policy to lapse, resulting in a loss to the Company.
In the event a life insurance company experiences significantly higher than anticipated expenses associated with operation and/or policy administration, or, in some instances, lower investment returns, the insurance company may have the right to increase the charges to each of its policy owners, but not beyond guaranteed maximums. While the insurance companies historically have not specified the reasons for premium increases, it is generally believed that low interest rate environments were a significant contributing factor in the decision to increase the cost of insurance.
The Company may not be able to liquidate its life insurance policies, which could have a material adverse effect on the Company’s business.
In the ordinary course of its business, the Company engages in the purchase and sale of life insurance policies. The liquidation value of these life insurance policies is important where, for example, it becomes necessary to sell life insurance policies from the Company’s hold portfolio in order to meet the Company’s cash flow needs, including the payment of future premiums.
In many cases liquidation may not be a viable option to meet the Company’s liquidity needs because of, among other things: (i) the lack of an available market for such life insurance policies at the time; (ii) the uncertainties surrounding the liquidation value of an individual life insurance policy; (iii) the extensive amount of time and effort it might take to sell a life insurance policy; (iv) the effect excessive sales of life insurance policies may have on transactions and future cash flows; and (v) the tax consequences.
The Company bears the credit risk associated with life insurance companies and may not be able to realize the full value of insurance company payouts on life insurance policies we own when they mature, which could have a material adverse effect on the Company’s profits.
The Company will assume the credit risk associated with life insurance policies issued by various life insurance companies. The failure or bankruptcy of any such life insurance company could have a material adverse impact on the Company’s ability to achieve its investment objectives. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including economic recessions, interest rate changes, inflation, pandemics or public health emergencies, political instability and hostility, macroeconomic trends, or changes in investor perceptions regarding the strength of insurers generally and the life insurance policies or annuities they offer. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business obligation to pay the face value of policies.

The insolvency of any insurance company or a downgrade in the ratings of an insurance company could have a material adverse impact on the value of the life insurance policies issued by any such insurer, the collectability of the related face value, cash surrender value or other amounts agreed to be paid by such insurance company. In the event that a life insurance carrier becomes insolvent or is placed into receivership, most state guaranty associations place a $300,000 or lower cap on face value for policies per insured. In addition to the limitations on the amount of coverage, which vary by state, there are limitations on who may make claims under such coverage and the Company may not be eligible to make claims under U.S. state guarantee funds as most U.S. state guarantee fund laws were enacted with the stated goal of assisting policyholders residing in such states. Even if available to the Company, guarantee fund coverage limits are typically smaller than the face values of some of the life insurance policies that the Company will acquire. There can be no assurance that as more life settlement transactions are undertaken, legislators will not adopt additional restrictions on the availability of U.S. state guaranty funds.
The Company’s success depends on the services of its experienced management and talented employees. If the Company is unable to retain management and/or key employees, its ability to compete could be harmed.
The success of the Company depends on the talents and efforts of the highly skilled individuals employed by the Company and the Company’s ability to identify and willingness to provide acceptable compensation to attract, retain and motivate experienced management, talented investment professionals and other employees.
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
To be successful, the Company must protect its technology, know-how and brand through means, such as trademarks, trade secrets, patents, copyrights, service marks, contractual restrictions, and other intellectual property rights and confidentiality procedures in the U.S. and outside of the U.S. Despite the Company’s efforts to implement these protections, it may be unable to adequately protect its business for a variety of reasons, including:
•an inability to successfully register or obtain patents and other intellectual property rights for important innovations that sufficiently protect the full scope of such innovations;
•an inability to maintain appropriate confidentiality and other protective measures to establish and maintain the Company’s trade secrets;
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
Outstanding and future indebtedness could adversely affect the Company’s financial and operational flexibility.
As of December 31, 2025, the Company had indebtedness outstanding of approximately $406 million, including $149 million of borrowings under its Senior Secured Credit Facility, and including approximately $115 million of indebtedness of consolidated variable interest entities. The Company expects to incur additional indebtedness in the future. The terms of the indenture under which the Notes are issued do not prohibit the Company or its subsidiaries from incurring additional indebtedness. The Company’s debt service obligations will require it to use a portion of its cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If the Company’s cash flow and capital resources are insufficient to service debt obligations, it may be forced to seek extraordinary dividends from its subsidiaries, sell assets, seek additional equity or debt capital or restructure its debt. However, these measures might be unsuccessful or inadequate in permitting the Company to meet scheduled debt service obligations.
The Credit Agreement subjects the Company to restrictive covenants that could affect its financial and operational flexibility. Any breach or failure to comply with any of these covenants could result in a default under the credit agreement. In addition, the Senior Secured Credit Facility matures in 2030. The Company may not be able to refinance this debt on favorable terms or at all at maturity.
Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses and lead to errors in our financial reporting, which could adversely affect our business as a public company.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of Sarbanes-Oxley requires that the Company evaluate and determine the effectiveness of its internal control over financial reporting. Maintaining effective internal control over financial reporting is necessary for the Company to produce reliable financial reports and is important in helping to prevent financial fraud.
The Company’s current controls and any new controls that we develop may become inadequate because of poor design and changes in its business, including increased complexity resulting from any expansion. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of assessments by the Company’s independent registered public accounting firm and their attestation reports.
If the Company is unable to certify the effectiveness of its internal controls, or if its internal controls have a material weakness, the Company may not detect errors in a timely fashion, its consolidated financial statements could be misstated, it could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm its business and adversely affect the market price of its common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject the Company to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.
The Company’s ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. A failure to raise capital when needed could harm the Company’s business, operating results and financial condition. Debt issued to raise additional capital may reduce the cash flow available to make required payments with respect to the notes and affect our ability to execute our investment strategy or impact the value of the Company’s investments.
The Company has funded its operations since inception primarily through its origination, active management and holding of life settlement policies. The Company cannot be certain when or if its operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

The Company intends to continue to make investments to support its business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to invest in future growth opportunities, which could harm its business, operating results and financial condition. If the Company incurs debt, the debt holders could have rights senior to holders of the notes to make claims on the Company’s assets.
The Company’s use of different estimates and assumptions in the application of its accounting policies could result in material changes to its reported financial condition and results of operations, and changes in accounting standards or their interpretation could significantly impact its reported results of operations.
Accounting policies are critical to the way the Company presents its results of operations and financial condition. Many of these policies, including policies relating to the recognition of revenue, are highly complex and involve many assumptions, estimates and judgments. The Company is required to review these assumptions, estimates and judgments regularly and revise them when necessary. The Company’s actual results of operations vary from period to period based on revisions to these estimates. See the “Critical Accounting Estimates” section of Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.
The Company’s international operations pose additional risks that may adversely impact our financial results and operations.
The Company derives a portion of its revenues from sources located outside of the U.S. and is subject to a number of risks due to our international operations, including:
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
The Company must comply with differing labor practices and foreign laws, including data privacy requirements, licensing regulations, anti-money laundering, counter terrorist-financing, and anti-corruption rules and laws and regulations applicable to U.S. business operations abroad, any or all of which will impose administrative burdens on the Company. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, tariffs or duties, restrictions on our business conduct and on the Company’s ability to offer its services in one or more countries, and could also materially adversely affect its reputation, ability to attract and retain employees, international operations, and its business and operating results.
The EU General Data Protection Regulation (the “GDPR”) is a comprehensive regulation applying across all EU member states. All the Company’s business units (regardless of whether they are located in the EU) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the EU. The GDPR is complex and compliance may be costly. Any failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators which could have an adverse effect on its business financial condition and results of operations.
Carlisle is regulated by the Luxembourg supervisory authority (Commission de Surveillance du Secteur Financier or “CSSF”) and is subject to the Luxembourg’s and the European Union’s Alternative Investment Fund Managers (“AIFM”) Directive which regulates investment advisors domiciled in Luxembourg and in the European Union and investment advisors that manage investment funds domiciled or marketed in Luxembourg and in the European Union. The AIFM Directive imposes certain requirements and restrictions on such investment advisors, which differ based on the domicile of the applicable investment advisor and investment fund and the circumstances under which an investment fund is marketed in Luxembourg and in the European Union. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. As a result of the AIFM Directive, an investment advisor may be restricted from marketing investment funds in Luxembourg and in the European Union, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the Company.
Because a portion of the Company’s business is conducted in currency other than U.S. dollar, the Company has foreign currency risk.
Our results of operations and financial condition are affected by fluctuations in exchange rates between the Euro, the functional currency of our Carlisle subsidiary, and the U.S. dollar. The exchange rates between the Euro against the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. In the future we may hedge a portion of our foreign currency exposure with the purchase of forward exchange contracts or through other hedging techniques. Hedge contracts only mitigate the impact of changes in foreign currency exchange rates that occur during the term of the related contract period and carry risks of counterparty failure. There can be no assurance that we will enter such hedges or that our hedges will have their intended effects.
Litigation and other claims and liabilities have arisen and may arise with respect to the acquisitions that we consummate or the businesses acquired, including our recently completed acquisitions, and could have a material adverse effect on our business and financial results.
We may face litigation or other claims because of the terms and conditions of our acquisition agreements, stock purchase agreements, tender offers and other agreements to purchase equity interests in target companies, such as earnout payments or closing net asset adjustments. Shareholder litigation may arise because of proposed acquisitions. Acquired businesses may have liabilities, pre-existing compliance issues or deficiencies, or be subject to claims, litigation, or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition. These liabilities and claims will increase expenses, may cause a delay in completing an acquisition, and may disrupt our operations, which could have a material adverse effect on our business and financial results.
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
Events and circumstances outside of the Company’s control may disrupt the ability of the Company and its providers to originate life settlement policies, or to generate such policies on acceptable terms, which could have a material adverse impact on the Company’s financial position.
Events outside the Company’s control, particular events of national or international concern that effect national and international macroeconomic trends can have, and in the past have had, negative impacts on our business and results of operations. Over the past few years, global markets have seen extensive volatility owing to a variety of factors, including high inflation, trade policies and tariffs, volatility in the capital markets, the failure of financial institutions, volatility in the housing market, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and the responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, growing geopolitical tensions and conflicts, including the Russian invasion of Ukraine, the recent launch of the U.S. campaign against Iran, and acts of terrorism. These events have created, and may continue to create, significant disruption of the global economy and financial and labor markets. These events can disrupt or restrict the Company’s ability to source life settlement policies, or to source such settlements on financial terms that are acceptable to the Company. Such events can also disrupt the operations or activities of our third-party service providers. Adverse changes in the perceived or actual economic climate may shift the timing and volume of transactions, or the number of customers using our services.
Risks related to the Regulatory and Legal Environment
Life settlements in which we invest are not currently regulated under the federal securities laws, but if deemed to be securities would require further compliance with federal and state securities laws, which could result in significant additional regulatory burdens on the Company, and limit the Company’s investments, which would materially impact the Company’s ability to conduct its business.
The origination and trading in whole, non-variable life insurance policies has historically been understood to not involve transactions in securities. However, on February 22, 2019, the United States Court of Appeals for the Fifth Circuit in a case captioned In the Matter of Living Benefits Asset Management, LLC, vs. Kestrel Aircraft Company, Incorporated, concluded that whole, non-variable life insurance policies, when offered for sale to an investor, were securities for purposes of the Investment Company Act. If this same conclusion were to be reached in other circuits or at the Supreme Court and extended to the Securities Act, there would be significant changes to our industry and it would materially impact the Company’s ability to conduct its business.
In 2002, the Eleventh Circuit Court of Appeals reached a similar conclusion with respect to fractionalized death benefits payable under non-variable policies in SEC v. Mutual Benefits Corp., but the District of Columbia Circuit Court of Appeals reached a contrary result with respect to fractionalized death benefits in SEC v. Life Partners which was decided in 1996. The Company does not presently transact in fractionalized death benefits, i.e., buying or selling a part of, but not all of, a life settlement policy, nor does it currently plan to transact in fractionalized death benefits.
On July 22, 2010, the SEC released a staff report that recommended that Congress clearly define life settlements to be securities, so that the investors in life settlements transactions would be protected under the U.S. federal securities laws. To date, the SEC has not made another such recommendation to Congress nor has Congress acted on the SEC staff’s report. If the statutory definitions of “security” were to be amended to encompass life settlements involving non-variable life insurance policies, or if the Supreme Court or other Circuit Courts were to conclude that non-variable life insurance policies are securities for purposes of the Securities Act, the Company could become subject to additional extensive regulatory requirements under the federal securities laws. Those regulatory requirements would include the obligation to register the Company’s sales and offerings of life settlements with the SEC as public offerings under the Securities Act. Also, if the resale of non-variable life insurance policies were to be considered securities, the Company’s ownership of those policies as a percentage of its assets or source of income could be limited as it would likely manage its business to avoid being required to register as an “investment company” pursuant to the Investment Company Act. Those limitations could have an adverse effect on the Company’s business and results of operations. Any legislation or court or regulatory interpretations leading to that regulatory change or a change in the transactions that are characterized as life settlement transactions could lead to significantly increased compliance costs and increased liability risk to the Company and could adversely affect the Company’s ability to acquire or sell life insurance policies in the future. This could materially and adversely affect the Company’s business, financial condition and results of operations, which in turn could materially and adversely affect the performance of the Company.
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
The Company could in the future be required to register as an investment company under the Investment Company Act or could have to substantively change its business model to fit within an applicable exemption from such registration requirement.
The Company’s sales of life insurance policies and investment and financing programs of which the purchase or sale of a life insurance policy is a part are subject to an evolving regulatory landscape. Depending on the facts and circumstances attending such sales or programs, U.S. state and federal securities laws, including the Investment Company Act could be implicated, and it is possible that the Company could in the future be required to register as an investment company under the Investment Company Act. The Company would not be able to continue to operate its business as it does today if required to register as an investment company. In such event, the Company would have to substantively change its business model to avoid registration as an investment company under the Investment Company Act. If the Company were required to change its business model to fit within an exemption from registration, it would have a material adverse effect on the performance of the Company.
The Company is subject to U.S. privacy laws and regulations. Failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
Due to the type of information the Company collects, including personal, medical, and financial information on the underlying insureds and policyholders, and the nature of its services, the Company is subject to privacy laws. In the United States, federal, state and local governments have enacted numerous data privacy and security laws to address privacy, data protection and collection, and the processing and disclosure of certain types of information. Obligations related to these laws are quickly changing, becoming increasingly stringent and creating regulatory uncertainty. In addition, these obligations may be subject to differing applications and interpretations, which can result in inconsistency or conflict among jurisdictions. Among these laws, the Company is likely subject to the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach Bliley Act (“GLBA”), and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).
The Company may be considered a financial institution under the GLBA and is subject to the GLBA through the NPI it collects. The GLBA regulates, among other things, the use of certain information about individuals (NPI) in the context of the provision of financial services. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of NPI, and a “Safeguards Rule,” which imposes obligations on financial institutions, and indirectly, their service providers, to implement and maintain physical, administrative and technological measures to protect the security of NPI.
The Company has certain business components that are subject to HIPAA. HIPAA imposes privacy, security and breach notification obligations on “covered entities” and “business associates.” Furthermore, HIPAA requires “covered entities” and “business associates” to develop and maintain policies with respect to the protection of PHI. If in violation of HIPAA, the Company may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. HIPAA also authorizes state Attorneys General to file suits on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue the Company in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
All states require that the initial purchaser of a new life insurance policy insuring the life of another individual have an insurable interest in that individual’s life at the time of the original issuance of the policy. An “insurable interest” is an economic stake the continued life of an insured. A life insurance policy may only be initially purchased by a person or entity who has an insurable interest in the insured. For example, if a spouse purchases an insurance policy on his or her spouse or a company purchases a life insurance policy on an employee. In addition, some states may require that the Company have an insurable interest in the insured. Whether an insurable interest exists in the context of the purchase of a life insurance policy is critical because in the absence of a valid insurable interest, life insurance policies are unenforceable under the laws of most states. Where a life insurance policy has been issued to a policy holder without an insurable interest in the life of the insured, the life insurance company may not be required to pay the face value under the policy and may also be entitled to retain the premiums paid. Generally, there are two forms of insurable interest in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. Insurable interest is determined at the inception of the policy. Some cases have also been initiated by life insurance companies, challenging the legality of the original issuance of policies on insurable interest grounds and asserting that such policies constitute “Stranger-Originated Life Insurance” or “STOLI,”

which is defined as a practice or plan to initiate a life insurance policy for a third-party investor who, at the time of policy origination, has no insurable interest in the insured. Some states (such as Utah and New York) permit the heirs and beneficiaries of an insured to recover the face value under such STOLI policies rather than the policy owner which lacked insurable interest.
While the Company does not believe it has invested in any STOLI polices and has policies and procedures in place designed to identify potential STOLI policies, there can be no guarantee that the Company will identify all STOLI policies. As such, the Company may acquire certain life insurance policies that may be deemed by an issuing insurance company to be STOLI policies, if the Company deems such life insurance policy to be an attractive investment even after taking into account the insurable interest risk, or inadvertently, where the true nature of such life insurance policy is not discovered prior to its acquisition by the Company. Should an issuing insurance company successfully challenge the validity of a life insurance policy acquired by the Company, the Company will lose its investment in such life insurance policy. Furthermore, the Company will also suffer losses if a family member of an insured is successful in asserting a claim that he or she, and not the Company, is entitled to the face value payable under a life insurance policy.
Changes in tax laws or regulations or their interpretation could negatively impact our cash flows and results of operations.
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
We are subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows. The outcome of tax audits, investigations, and any related litigation could be materially different from our historical tax provisions and accruals.
The Company’s business may be subject to additional or different government regulation in the future, which could have a material adverse impact on the Company’s business.
The Company is currently licensed and operating in 49 states. Increased regulation (whether promulgated under insurance laws or any other applicable law) and regulatory oversight of and changes in law applicable to life settlements may restrict the ability of the Company to carry on its business as currently conducted. This could also impose additional administrative burdens on the Company, including responding to examinations and other regulatory inquiries and implementing policies and procedures. Regulatory inquiries are often confidential in nature, may involve a review of an individual’s or a firm’s activities or may involve studies of the industry or industry practices, as well as the practices of a particular institution.
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
Our Board has broad discretion to issue additional securities, and to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders.
We are entitled under the Second Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to issue up to 200,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 (“Preferred Stock”), although these amounts may change in the future subject to stockholder approval. Shares of our Preferred Stock provide our board of directors broad authority to determine voting, dividend, conversion and other rights. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our Common Stock. In addition, to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our Common Stock. Our board of directors may generally issue those shares of Common Stock and Preferred Stock, or convertible securities to purchase those shares, without further approval by our stockholders. Any Preferred Stock we may issue could have such rights, preferences, privileges and restrictions as may be designated from time to time by our board of directors, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans.
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
•future announcements concerning our business, our clients’ business or our competitors’ businesses; market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
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
Furthermore, from time to time, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies.
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
The investments we make in accordance with our investment objectives, which focus on life insurance policies, may result in a higher amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our Common Stock may not be suitable for someone with lower risk tolerance and investors in our Common Stock may experience losses and volatility.
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
The Company’s cybersecurity risk management approach is reviewed for alignment with the Company’s overall risk tolerance. The Company has a dedicated cybersecurity team led by the CISO who is responsible for executing the risk strategy and policies developed in coordination with the Company’s Chief Executive Officer, Chief Financial Officer, Presidents, and the Vice Presidents of Finance and Capital Markets. The CISO periodically reports to the Audit Committee concerning its cybersecurity and cybersecurity risk management strategies.
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
No risks from cybersecurity threats or previous cybersecurity incidents have materially affected, or are likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.
Item 2. Properties
Our corporate headquarters is in Orlando, Florida. The office lease for our headquarters consists of approximately 19 thousand square feet of office space expiring in December 2029. We also lease office space in Luxembourg for our Asset Management business consisting of approximately 2 thousand square feet pursuant expiring in July 2033. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Our common stock and fixed rate senior notes are currently listed on the New York Stock Exchange under the ticker symbol “ABX” and “ABXL”, respectively.
Holders
On March 10, 2026, there were 46 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
On November 7, 2025, the Company announced an annual dividend of $0.20 that was paid to shareholders on December 17, 2025. The Company anticipates paying comparable annual dividends in the future. There are no restrictions in the Company’s charter on its ability to pay dividends. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, Delaware law, and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
None.
Purchases of equity securities by the issuer
Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity to the consolidated financial statements for further discussion of our stock repurchase program.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act, and Section 21E of the

Exchange Act including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.
Business Overview
We are a financial services company specializing in alternative asset management, data-driven wealth solutions, technology innovations, and institutional services. With a focus on longevity-based assets and personalized financial planning, we leverage proprietary data analytics and decades of industry expertise to deliver innovative solutions that optimize financial outcomes for individuals and institutions worldwide. We serve as the originator and market maker of the assets we purchase and manage, providing a distinct advantage for consumers seeking to monetize insurance policies and for investors seeking to deploy capital. In a highly regulated and difficult-to-access insurance marketplace, we provide consumers with the maximum opportunity for their insurance assets and we also provide investors with a high-quality class of assets. For a further overview of our business, please see the discussion under the heading, “Item 1. Business,” in this Annual Report on Form 10-K.
The Company is a vertically integrated alternative asset manager and market maker, specializing in longevity and actuarial technology. The Company operates in three reportable segments: Life Solutions, Asset Management and Technology Services. Refer to “Item 1. Business” in this Annual Report on Form 10-K for further information on our business and operations.
Life Solutions
The Company is a leading secondary-market buyer of life insurance policies in the United States and we directly acquire life insurance policies in transactions that mutually benefit both us and the underlying policyholders. We refer to our acquisition of life insurance policies, as our origination process, which is carried out according to our internally developed policies and guidelines. Through this origination process, the Company originate life insurance policy settlement contracts as a licensed life settlement provider on behalf of third-party institutional investors and directly for our balance sheet. We originate policies through three primary origination channels, (i) agents and brokers (ii) directly from life insurance policyholders, and (iii) third-party intermediaries. We generate fees on the policies we originate based on a percentage of the face value or death benefit of the acquired life insurance policies. Within this segment, we also generate revenues from portfolio management and portfolio servicing. The Company then screens these policies for eligibility by verifying that the policy is in force, obtaining consents and disclosures, and submitting cases for life expectancy estimates. This process is characterized as our origination services, which averages a fee of approximately 2% of the life insurance policy’s face value. With meaningful support from our proprietary risk rating heat map, we also continually evaluate policies to generate uncorrelated risk adjusted returns.

Upon acquiring a policy, we have the option to either (i) trade that policy to a third-party institutional investor or (ii) hold that policy on our balance sheet until maturity. This process is predicated on driving the best economics for the Company. For those policies that we trade, our portfolio management activities generate revenues based on spreads for traded life insurance policies, and for those life insurance policies held to maturity, though the realized returns on such policies. Such activities represent our portfolio management process. Additionally, we generate revenues based on a range of third-party portfolio servicing activities for third-party owners of life settlement assets, which generates revenue based on a percentage of the total asset value serviced.
Asset Management
The Company’s Carlisle and FCF subsidiaries manage alternative investment funds and exchange-traded funds (“ETF”). The alternative investment funds primarily invest in insurance policy settlement contracts that cater to investors seeking risk-adjusted returns with low correlation to other asset classes. The ETFs primarily invest in equity securities using a suite of core and thematic free cash flow equity strategies and offers over 50 customizable free cash flow index strategies covering eight global equities allocation categories available in separately managed accounts. Asset Management fees are based on a percentage of total asset value under management. We also realize performance fees based on a percentage of returns over certain hurdle rates for the managed alternative investment funds.
Technology Services
The Company, through ABL Intel, uses its proprietary technology based on health and longevity data sets to provide services to pension funds, government agencies, insurance-related businesses, as well as other entities that benefit from real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts with clients including pension plans, life insurance companies, governmental agencies, and others.
Results of Operations for Years Ended December 31, 2025 and December 31, 2024
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Years Ended December 31,
	2025	2024
REVENUES:
Asset management	$33,845,393	$3,613,650
Life solutions	200,675,058	108,276,508
Technology services	717,185	33,628
TOTAL REVENUES	235,237,636	111,923,786
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	28,858,034	11,371,733
GROSS PROFIT	206,379,602	100,552,053

	Years Ended December 31,
	2025	2024
OPERATING EXPENSES:
Sales and marketing	14,582,253	9,063,384
General and administrative (including stock-based compensation)	87,796,971	81,734,518
(Gain) loss on change in fair value of debt	(3,362,103)	4,835,351
Unrealized loss on equity securities, at fair value	—	238,012
Realized gain on equity securities, at fair value	—	(2,341,066)
Depreciation and amortization expense	18,605,114	7,910,158
TOTAL OPERATING EXPENSES	117,622,235	101,440,357
OPERATING INCOME	88,757,367	(888,304)
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(1,704,193)	(2,702,040)
Interest expense	(38,793,937)	(18,279,686)
Interest income	3,860,997	2,398,691
Other income, net	625,839	38,040
TOTAL OTHER EXPENSE	(36,011,294)	(18,544,995)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	52,746,073	(19,433,299)
Income tax expense	15,434,121	5,484,738
NET INCOME (LOSS)	37,311,952	(24,918,037)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	786,683	(956,987)
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$36,525,269	$(23,961,050)
Revenue
Asset Management

	Year Ended December 31,
	2025	2024	Change	% Change
Asset management fees, related party	$27,593,157	$2,420,239	$25,172,918	1040.1%
Asset management fees	4,007,673	421,242	3,586,431	851.4%
Servicing revenue, related party	2,075,518	471,094	1,604,424	340.6%
Servicing revenue	169,045	301,075	(132,030)	(43.9)%
Total asset management revenue	$33,845,393	$3,613,650	$30,231,743	836.6%
Asset management revenue increased by $30,231,743, or 836.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is mainly due to a full year of management fees of approximately $26.4 million, approximately $4.0 million, and approximately $1.2 million generated from the Carlisle Funds (related party), the ETF Funds, and the LP Funds (related party) respectively, compared to one month of management fees of approximately $2.4 million and approximately $0.4 million generated from the Carlisle Funds and the ETF Funds in 2024 due to the timing of the Carlisle Acquisition and FCF Acquisition (December 2, 2024). Refer to Note 3, Business Combinations and Note 19, Related-Party Transactions for additional information. The Company did not record significant performance fees during the year ended December 31, 2025. Refer to the Assets Under Management section below for the change in total assets managed and refer to the Key Business Metrics below for the average management fees charged.

Life Solutions

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue from life insurance policies held using the fair value method, net	$154,070,697	$85,048,829	$69,021,868	81.2%
Revenue from life insurance policies held using the fair value method, related party, net	37,445,044	3,312,202	34,132,842	1030.5%
Fee-based services	—	13,881,208	(13,881,208)	(100.0)%
Revenue from life insurance policies held using the investment method	4,967	577,122	(572,155)	(99.1)%
Revenue from life insurance policies held using the investment method, related party	57,414	—	57,414	NM
Insurance commissions	3,440,460	—	3,440,460	NM
Originations	5,656,476	5,457,147	199,329	3.7%
Total life solutions revenue	$200,675,058	$108,276,508	$92,398,550	85.3%
Life solutions revenue increased by $92,398,550 or 85.3% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is mainly due to an increase of $127,743,398 in realized gains, partially offset by $(4,499,783) decrease in unrealized gains, $(20,088,905) in premiums paid, and $(13,881,208) fee-based revenue that did not recur related to policies accounted for under the fair value method. Fee-based revenue includes a) commissions earned from the sale of insurance policies, both in the first year the policy is sold and, when applicable, when the underlying policyholder renews their policy in subsequent years; and b) one-time consulting fees that can vary widely on a quarterly basis by identifying policies available for sale, valuing these policies, and negotiating terms with sellers and buyers. Refer to Note 13, Fair Value Measures for additional information on the composition of revenue from life insurance policies. Insurance commissions revenue is new in 2025 due the Company acquiring NIB and AccuQuote. Refer to Note 3, Business Combinations for additional information.
The realized and unrealized gain activity is mainly due to the Company’s expanded capital base and deployment capacity following two major financing events: a $90 million equity raise in November 2024, a $100 million debt facility acquired in December 2024, and a $50 million delayed draw financing in September 2025. The additional capital enabled the Company to acquire a larger portfolio of life insurance policies, with a substantial portion sold during the year ended December 31, 2025 to investors seeking uncorrelated assets. The average realized gain per policy sold also improved markedly, rising from 24.9% for the year ended December 31, 2024 to 32.5% for the year ended December 31, 2025. This reflects increased institutional demand for life settlement policies as uncorrelated assets, creating more favorable pricing conditions for the Company’s portfolio trades. During the year ended December 31, 2025, the Company sold approximately 68% of the policies that were on the balance sheet as of December 31, 2024 and redeployed a majority of that capital to purchase additional policies. In the quarter ended December 31, 2025, the Company’s weighted average discount rate was 13%, which is based on the historical and current realized gains on policies sold, risk score, duration, and current demand for uncorrelated assets. Refer to Note 4, Revenues and Note 13, Fair Value Measurements to the consolidated Financial Statements for additional information.
Technology Services

	Year Ended December 31,
	2025	2024	Change	% Change
Technology services	$717,185	$33,628	$683,557	2032.7%
Total technology services revenue	$717,185	$33,628	$683,557	2032.7%
Technology services revenue increased by $683,557 for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is mainly due technology service revenue activity having commenced in December 2024 and the increase customers and corresponding lives tracked increasing to approximately 2.8 million lives as of December 31, 2025 compared to approximately 0.7 million lives tracked as of December 31, 2024.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Year Ended December 31,
	2025	2024	Change	% Change
Cost of revenue (including stock-based compensation)	$28,858,034	$11,371,733	$17,486,301	153.8%
Cost of revenues (including stock-based compensation) increased by $17,486,301, or 153.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in cost of revenues is primarily due to $8,394,591 asset management retrocession fees, $7,207,612 increase related to compensation expenses, and $1,576,859 in origination commissions due to the growth in life policy activity (refer to the Key Business Metrics section below) and newly acquired businesses (refer to Note 3, Business Combinations for additional information). Refer to Note 2, Summary of Significant Accounting Policies for the composition of cost of revenues.

	Year Ended December 31,
	2025	2024	Change	% Change
Gross Profit	$206,379,602	$100,552,053	$105,827,549	105.2%
Gross profit increased by $105,827,549, or 105.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in gross profit is primarily due to the increase in asset management revenue and life solutions revenue driven by an increase in policies purchased and sold. Refer to the Results of Operations—Segment Results section for additional information.
Operating Expenses
Sales and Marketing Expenses

	Year Ended December 31,
	2025	2024	Change	% Change
Sales and marketing	$14,582,253	$9,063,384	$5,518,869	60.9%
Sales and marketing expenses increased by $5,518,869 or 60.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy in addition to our acquired businesses.
General and Administrative (Including Stock-Based Compensation) Expenses

	Year Ended December 31,
	2025	2024	Change	% Change
General and administrative (including stock-based compensation)	$87,796,971	$81,734,518	$6,062,453	7.4%
General and administrative (including stock-based compensation) increased by $6,062,453, or 7.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily related to increases in payroll expense of $14,331,899 mainly due to increase in staffing due to acquisitions, legal and professional fees of $13,530,739 incurred in connection with various projects, and other general and administrative expenses of $7,133,714, partially offset by decreases in non-cash stock-based compensation expense of $28,208,452 due to the early vesting of the CEO’s restricted stock in the fourth quarter of 2024.
Depreciation and Amortization Expense

	Year Ended December 31,
	2025	2024	Change	% Change
Depreciation and amortization expense	$18,605,114	$7,910,158	$10,694,956	135.2%
The increase of $10,694,956, or 135.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 in depreciation and amortization expense is primarily related to the amortization of acquired businesses intangible assets.
Unrealized Loss (Gain) on Equity Securities, at Fair Value

	Year Ended December 31,
	2025	2024	Change	% Change
Unrealized loss on equity securities, at fair value	$—	$238,012	$(238,012)	(100.0)%
Unrealized gain on investments decreased by $(238,012) or (100.0)% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The change is mainly due to investments in S&P 500 options sold in 2024.
Realized Loss (Gain) on Equity Securities, at Fair Value

	Year Ended December 31,
	2025	2024	Change	% Change
Realized gain on equity securities, at fair value	$—	$(2,341,066)	$2,341,066	(100.0)%
Realized gain on investments decreased by $2,341,066 or (100.0)% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The change is mainly due to the sale of investments in S&P 500 options in June and December 2024 used to pay off the market-indexed notes between July 2024 and January 2025.
(Gain) Loss on Change in Fair Value of Debt

	Year Ended December 31,
	2025	2024	Change	% Change
(Gain) loss on change in fair value of debt	$(3,362,103)	$4,835,351	$(8,197,454)	(169.5)%

Gain on change in fair value of debt increased by $(8,197,454) or (169.5)% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change is primarily attributable to the payoff of the market-indexed notes. The Company’s final paid amount to the debt holders was less than the fair value amount reported, resulting in the reported gain. The Company had the contractual right to pay off the debt at par value, and the fair value of the debt at retirement was different from its par value (due to the prevailing interest rate at the end of each reporting period, amongst other factors). Please refer to Note 14, Long-Term Debt for further information.
Other Income (Expense)

	Year Ended December 31,
	2025	2024	Change	% Change
Other income, net	$625,839	$38,040	$587,799	1545.2%
Interest expense	(38,793,937)	(18,279,686)	(20,514,251)	112.2%
Interest income	3,860,997	2,398,691	1,462,306	61.0%
Loss on change in fair value of warrant liability	(1,704,193)	(2,702,040)	997,847	(36.9)%
Total other income (expense)	$(36,011,294)	$(18,544,995)	$(17,466,299)	94.2%
Other income increased by $587,799 or 1545.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change is primarily related to lending fees discussed in Note 9, Other Investments and Other Assets, partially offset by losses in foreign exchange conversions.
Interest expense increased by $(20,514,251) or 112.2% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in interest expense is primarily related to the $100,000,000 issuance of the Senior Secured Credit Facility borrowed in December 2024, to the $50,000,000 delayed draw borrowed in September 2025 that was available under the Senior Secured Credit Facility, and the $72,727,075 increase in the Fixed Rate Senior Unsecured Notes in connection with the Carlisle Acquisition borrowed in December 2024.
Interest income increased by $1,462,306 or 61.0% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in interest income is related to interest earned on our bank deposits.
The loss on change in fair value of warrant liability decreased by $997,847 or (36.9)% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change is primarily attributable to the redemption of all the Private Placement Warrants offset by the issuance of common stock. Refer to Note 13, Fair Value Measurements for additional information.
Income Tax Expense

	Year Ended December 31,
	2025	2024	Change	% Change
Income tax expense	$15,434,121	$5,484,738	$9,949,383	181.4%
Income tax expense increased by $9,949,383, or 181.4% for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by the increase in net income. Our effective income tax rate for the year ended December 31, 2025 and for the year December 31, 2024, was 29.3% and (28.2)%, respectively.
Results of Operations—Segment Results
Asset Management

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue	$33,845,393	$3,613,650	$30,231,743	836.6%
Cost of revenue	13,856,483	1,896,819	11,959,664	630.5%
Gross profit	$19,988,910	$1,716,831	$18,272,079	1064.3%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies.
Cost of revenue from our asset management segment increased by $11,959,664, or 630.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to retrocession fees related to the Longevity and ETF Funds.
The change of gross profit is a product of the change of revenue and cost of revenue.
Assets Under Management

	Year Ended December 31, 2025
	Longevity Funds	ETF Funds	Total
BALANCE AS OF DECEMBER 31, 2024 - Fee Paying AUM	$1,815,438,972	$778,641,321	$2,594,080,293
Inflows	604,005,578	272,642,863	876,648,441
Outflows	(54,413,715)	(264,717,640)	(319,131,355)
Change in value	(128,370,181)	64,040,459	(64,329,722)
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	191,197,799	—	191,197,799
BALANCE AS OF DECEMBER 31, 2025 - Fee Paying AUM	2,427,858,453	850,607,003	3,278,465,456
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	278,578,435	—	278,578,435
TOTAL ASSETS UNDER MANAGEMENT AS OF DECEMBER 31, 2025	$2,706,436,888	$850,607,003	$3,557,043,891
[1] Recurring revenues generated are eliminated in consolidation.
The Company did not have assets under management until the fourth quarter of 2024.
Longevity Funds—The change in inflows are related to new subscriptions of approximately $604.0 million. The outflows are related to redemptions of approximately $54.4 million. The change in value of approximately $(128.4) million is the result of realized and unrealized gains generated by the funds, net of operating expenses.
ETF Funds—The change in inflows are related to new subscriptions of approximately $272.6 million. The outflows are related to redemptions of approximately $264.7 million. The change in value of approximately $64.0 million is the result realized and unrealized gains generated by the funds, net of operating expenses.
Life Solutions

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue	$200,675,058	$108,276,508	$92,398,550	85.3%
Cost of revenue	12,896,503	9,241,922	3,654,581	39.5%
Gross profit	$187,778,555	$99,034,586	$88,743,969	89.6%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies.
Cost of revenue from our life solutions segment increased by $3,654,581, or 39.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, mainly due to an increase in compensation related expenses.
The change of gross profit is a product of the change of revenue and cost of revenue.
Technology Services

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue	$717,185	$33,628	$683,557	2032.7%
Cost of revenue	2,105,048	232,992	1,872,056	803.5%
Gross loss	$(1,387,863)	$(199,364)	$(1,188,499)	596.1%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies.
Cost of revenue from our technology services segment increased by $1,872,056, or 803.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, mainly due to compensation related expenses. Our technology service revenue and related cost of revenue activity commenced in December 2024.
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
Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as net income (loss) attributable to common stockholders adjusted for non-controlling interest income, amortization, change in fair value of warrants, business acquisition costs and special legal costs, and non-cash stock-based compensation and the related stock-based limitation tax effect before the estimated tax effect. The estimated tax effect to adjusted net income is based on the Company’s U.S. based federal and state statutory tax rates. We believe that Adjusted Net Income provides an additional measure of operating performance that eliminates the impact of expenses that do not relate to business performance.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$36,525,269	$—	$36,525,269	$(23,961,050)	$—	$(23,961,050)
Net income (loss) attributable to noncontrolling interests	786,683	—	786,683	(956,987)	—	(956,987)
Amortization expense	17,335,728	(4,393,741)	12,941,987	7,748,269	(1,963,799)	5,784,470
Stock-based compensation	15,519,382	(3,933,387)	11,585,995	43,435,215	(11,008,656)	32,426,559
Allowance for credit losses	1,245,575	(315,691)	929,884	—	—	—
Business acquisition and special legal costs	11,788,498	(2,987,795)	8,800,703	8,403,065	(2,129,757)	6,273,308
Loss on change in fair value of warrant liability	1,704,193	(431,928)	1,272,265	2,702,040	(684,832)	2,017,208
Tax impact [1]	755,305	—	755,305	9,151,161	—	9,151,161
ADJUSTED NET INCOME	$85,660,633	$(12,062,542)	$73,598,091	$46,521,713	$(15,787,044)	$30,734,669
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	96,141,753	96,141,753	96,141,753	70,761,830	70,761,830	70,761,830
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	99,230,950	99,230,950	99,230,950	70,761,830	70,761,830	70,761,830
ADJUSTED EPS - BASIC	$0.89	$(0.13)	$0.76	$0.66	$(0.22)	$0.44
ADJUSTED EPS - DILUTED	$0.86	$(0.12)	$0.74	$0.66	$(0.22)	$0.44
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax, business acquisition costs and special legal costs, non-cash expenses, and certain other items that in our judgment significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, change in fair value of debt, change in fair value of warrant liability, S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized and unrealized gain on equity securities, at fair value), non-cash stock based compensation, and other items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows from operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
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
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income (loss), on a historical basis:

	Year Ended December 31,
	2025	2024
NET INCOME (LOSS)	$37,311,952	$(24,918,037)
Depreciation and amortization expense	18,605,114	7,910,158
Income tax expense	15,434,121	5,484,738
Interest expense	38,793,937	18,279,686
Other income, net	(625,839)	(38,040)
Interest income	(3,860,997)	(2,398,691)
Loss on change in fair value of warrant liability	1,704,193	2,702,040
Stock-based compensation	15,519,382	43,435,215
Business acquisition and special legal costs	11,788,498	8,403,065
Allowance for credit losses	1,245,575	—
Unrealized gain on equity securities, at fair value	—	238,012
Realized gain on equity securities, at fair value	—	(2,341,066)
Loss (gain) on change in fair value of debt	(3,362,103)	4,835,351
Adjusted EBITDA	$132,553,833	$61,592,431
TOTAL REVENUE	$235,237,636	$111,923,786
Adjusted EBITDA Margin	56.0%	55.0%
Net Income (Loss) Margin	16.0%	(22.3)%

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
Pro Forma Adjusted Net Income and Pro Forma Adjusted EPS
Refer to the Adjusted Net Income and Adjusted EPS section for the description of this measure and comparable GAAP measures. The year ended December 31, 2024 includes Carlisle’s historical information prior to the Carlisle Acquisition.
The following table presents a reconciliation of Pro Forma Adjusted Net Income to the most comparable GAAP financial measure, net income (loss) attributable to the Company and Pro Forma Adjusted EPS to the most comparable GAAP financial measure, earnings (loss) per share combined with Carlisle on a historical basis for the periods indicated below:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$36,525,269	$—	$36,525,269	$(10,350,706)	$—	$(10,350,706)
Net income (loss) attributable to noncontrolling interests	786,683	—	786,683	(956,987)	—	(956,987)
Amortization expense	17,335,728	(4,393,741)	12,941,987	8,738,141	(2,214,682)	6,523,459
Stock-based compensation	15,519,382	(3,933,387)	11,585,995	43,435,215	(11,008,655)	32,426,560
Allowance for credit losses	1,245,575	(315,691)	929,884	—	—	—
Business acquisition and special legal costs	11,788,498	(2,987,795)	8,800,703	342,628	(86,839)	255,789
Loss on change in fair value of warrant liability	1,704,193	(431,928)	1,272,265	2,702,040	(684,832)	2,017,208
Tax impact [1]	755,305	—	755,305	9,151,161	—	9,151,161
PRO FORMA ADJUSTED NET INCOME	$85,660,633	$(12,062,542)	$73,598,091	$53,061,492	$(13,995,008)	$39,066,484
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	96,141,753	96,141,753	96,141,753	61,548,095	61,548,095	61,548,095
PRO FORMA WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	99,230,950	99,230,950	99,230,950	61,548,095	61,548,095	61,548,095
PRO FORMA ADJUSTED EPS—BASIC	$0.89	$(0.13)	$0.76	$0.86	$(0.23)	$0.63
PRO FORMA ADJUSTED EPS—DILUTED	$0.86	$(0.12)	$0.74	$0.86	$(0.23)	$0.63
[1] Tax impact represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
[2] The estimated tax is based on the net federal and state statutory rate.

Note: Totals may not add up due to rounding.
The pro forma change in adjusted EBITDA was primarily a result of the non-pro forma factors described in connection with operating revenues and operating expenses and the items listed above adjusted to remove approximately $8 million in incurred business acquisition costs incurred and approximately 9.2 million common shares issued in connection with the Carlisle Acquisition and add back approximately $4 million in Carlisle net income for the year ended December 31, 2024.
Pro Forma Adjusted EBITDA
Refer to the Adjusted EBITDA section for the description of this measure and comparable GAAP measures. The year ended December 31, 2024 combines Carlisle historical information prior to the Carlisle Acquisition.
The following table presents a reconciliation of Proforma Adjusted EBITDA and Proforma Adjusted EBITDA Margin to the most comparable GAAP financial measure, net income (loss) for common stockholders combined with Carlisle on a historical basis for the periods indicated below:

	Year Ended December 31,
	2025	2024
PRO FORMA NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$37,311,952	$(11,307,693)
Depreciation and amortization expense	18,605,114	8,900,030
Income tax expense	15,434,121	6,354,321
Interest expense	38,793,937	21,531,033
Other income, net	(625,839)	(855,383)
Interest income	(3,860,997)	(2,704,240)
Loss on change in fair value of warrant liability	1,704,193	2,702,040
Stock-based compensation	15,519,382	43,435,215
Business acquisition and special legal costs	11,788,498	342,628
Allowance for credit losses	1,245,575	—
Unrealized gain on equity securities, at fair value	—	(122,021)
Realized gain on equity securities, at fair value	—	(2,989,479)
Loss (gain) on change in fair value of debt	(3,362,103)	4,835,351
PRO FORMA ADJUSTED EBITDA	$132,553,833	$70,121,802
PRO FORMA REVENUE	$235,237,636	$137,226,971
PRO FORMA ADJUSTED EBITDA MARGIN	56.0%	51.0%
PRO FORMA NET INCOME MARGIN	16.0%	(8.0)%
The pro forma change in adjusted EBITDA was primarily a result of the non-pro forma factors described in connection with operating revenues and operating expenses and the items listed above adjusted to remove approximately $8 million in incurred business acquisition costs and approximately $3 million in additional interest expense incurred in connection with the Carlisle Acquisition and add back approximately $4 million in Carlisle net income for the year ended December 31, 2024.
Pro Forma Segment Revenue
The table below summarizes the combined results of operations for the Company and Carlisle in connection with the Carlisle Acquisition as if the Companies were combined for the year ended December 31, 2024. The unaudited supplemental pro forma financial information related to the asset management segment as presented below is for illustrative purposes only and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods.

	Year Ended December 31,
	2025	2024
Revenue	$33,845,393	$28,916,835
Cost of revenue	13,856,483	8,248,164
Gross profit	$19,988,910	$20,668,671
Key Business Metrics
We monitor the following key business metrics:
•Revenue generated from life policies: (i) policies sold, matured, and bought, (ii) realized gains, (iii) revenues from maturities, (iv) net death benefit value of policies held, (v) turnover ratio, and (vi) holding period. The number of policies sold and purchased helps us measure the level of trading activity for the period that leads to realized and unrealized gains, respectively. Realized gains on sold policies and revenues from maturities is used to measure our profit optimization. The net death benefit of policies represents the maximum potential maturity revenue realization on policies held. The turnover ratio measures our capital efficiency with a higher number generally correlating to growth in realized gains. The holding period is based on the weighted average age of life settlement policies, which tracks our ability to make hold or trade decisions that enhance realized gains.
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
Information regarding policies accounted for under the fair value method is as follows:

	Year Ended December 31,
	2025	2024	Change	% Change
Fair Value Method:
Policies bought	1,188	914	274	30.0%
Policies bought from related parties	73	304	(231)	(76.0)%
Policies originated for external investors [1]	122	124	(2)	(1.6)%

	Year Ended December 31,
	2025	2024	Change	% Change
Policies sold	1,059	466	593	127.3%
Policies sold to related parties	828	73	755	1034.2%
Policies matured	33	21	12	57.1%
Turnover ratio [2]	2.6	[2]	NM	NM
Holding period on existing policies (in days)	269	[2]	NM	NM
Holding period on sold policies (in days)	254	[2]	NM	NM
Weighted average realized gain (loss) on policies sold	32.5%	24.9%	7.6%	30.5%
Number of external counter parties that purchased policies	26	25	1	4.0%
Total lifetime realized gains, net of lifetime premiums paid	$153,655,279	$35,701,906	$117,953,373	330.4%
Total lifetime realized gains from maturities, net of lifetime premiums paid	$29,003,302	$5,596,927	$23,406,375	418.2%
[1] - 2025 includes 5 policies and 2024 includes 7 policies within the rescission period that are recorded in contract liabilities on the Company’s consolidated balances sheets. Refer to Note 4, Revenue for additional information.
[2] - The Company will report the turnover ratio and holding periods on a prospective basis.
Note: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs of sold life insurance policies. There were no significant differences in the weighted average realized gains from life settlement policies sold to external- or related-parties for the years ended December 31, 2025 and 2024. Refer to Note 19, Related-Party Transactions for additional information.
Information regarding policies accounted for under the investment method is as follows:

	Year Ended December 31,
	2025	2024	Change	% Change
Investment Method:
Policies bought	—	—	—	NM
Policies sold	2	3	(1)	(33.3)%
Policies sold to related parties	1	—	1	NM
Policies matured	—	1	(1)	(100.0)%
Average realized gain (loss) on policies sold	22.5%	63.1%	(40.6)%	(64.3)%

	Year Ended December 31,
	2025	2024	Change	% Change
Number of external counter parties that purchased policies	1	2	(1)	(50.0)%
Total lifetime realized gains, net of lifetime premiums paid	$49,301	$292,051	$(242,750)	(83.1)%
Total lifetime realized gains from maturities, net of lifetime premiums paid	$—	$218,280	$(218,280)	(100.0)%
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
Information regarding originations revenue, management fees, and servicing revenue is as follows:

	Year Ended December 31,
	2025	2024	Change	% Change
Assets under management	$3,087,267,657	$2,594,080,293	$493,187,364	19.0%
Average management fee on Longevity Funds	1.36%	1.60%	(0.24)%	(15.0)%
Average management fee on ETF Funds	0.49%	0.65%	(0.16)%	(24.6)%
Number of policies serviced [1]	3,628	2,105	1,523	72.4%
Face value of policies serviced [1]	$7,821,780,432	$5,474,356,066	$2,347,424,366	42.9%
Total invested dollars [1]	$3,141,549,277	$2,263,013,213	$878,536,064	38.8%
Number of policies serviced, related party	2,357	1,077	1,280	118.8%
Face value of policies serviced, related party	$5,340,496,606	$2,934,053,045	$2,406,443,561	82.0%
Total invested dollars, related party	$2,276,732,506	$1,392,898,021	$883,834,485	63.5%
Number of policy originations to external parties	122	124	(2)	(1.6)%
Number of policy originations to subsidiaries eliminated in consolidation	559	513	46	9.0%
[1] For the year ended December 31, 2025, LMA and LMA subsidiaries comprised 836 of the policies serviced, $1,116,976,458 face value of the policies serviced, and $396,408,458 of the total invested dollars. For the year ended December 31, 2024, LMA and LMA subsidiaries comprised 692 of the policies serviced, $1,256,687,123 face value of the policies serviced, and $301,311,031 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation.
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing and originating policies while also effectively utilizing cash and other sources of liquidity to purchase additional life settlement policies. As of December 31, 2025 and December 31, 2024, our principal source of liquidity was cash and cash equivalents totaling $38,112,332 and $131,944,282, respectively.
Our future capital requirements will depend on many factors, including our revenue growth rate. The Company. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. The Company may seek additional equity or debt financing.
In December 2023, April 2025, June 2025, and November 2025 the Company’s Board of Directors approved a $15,000,000, $15,000,000, $20,000,000, and $10,000,000 repurchase plans, respectively, that will expire in May 2027. As of December 31, 2025, $4,191,405 remains available for repurchases under the approved plan. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity for additional information.
Refer to Note 13, Fair Value Measurements and Note 15, Convertible Preferred Stock and Stockholders’ Equity for disclosures related to the Company’s conversion of all Private Placement Warrants and Public Warrants in a non-cash exchange for the Company’s common stock, respectively.
We believe that our current cash and cash equivalents as well as cash generated from operations will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Yearly Report on Form 10-K.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(25,680,465)	$(208,810,444)	$183,129,979
Net cash used in investing activities	(23,278,737)	(4,955,290)	(18,323,447)
Net cash (used in) provided by financing activities	(44,872,748)	320,121,348	(364,994,096)
Net change in cash and cash equivalents	$(93,831,950)	$106,355,614	$(200,187,564)
Operating Activities
During the year ended December 31, 2025, our operating activities used $(25,680,465) of net cash compared to $(208,810,444) of net cash used from operating activities during the year ended December 31, 2024. The decrease of $183,129,979 in net cash used from operating activities was primarily due to $138,273,092 decrease in net life settlement purchases, $62,229,989 increase in net income, and $12,089,507 related to change in various operating asset and liability accounts, offset by $(22,422,020) increase in interest paid and $(7,040,589) increase in taxes paid.
Investing Activities

During the year ended December 31, 2025, investing activities used $(23,278,737) of net cash compared to $(4,955,290) net cash used during the year ended December 31, 2024. The increase of $(18,323,447) in net cash used in investing activities was primarily related to $(12,499,569) purchases of investments and to $(6,217,105) in business acquisitions net of cash acquired. Refer to Note 3, Business Combinations for additional information.
Financing Activities
During the year ended December 31, 2025, financing activities used $(44,872,748) of net cash compared to $320,121,348 of net cash provided during the year ended December 31, 2024. The decrease of $(364,994,096) in net cash provided by financing activities is primarily due to $(181,702,400) decrease in net proceeds received from our follow-on stock issuances that did not reoccur, $(122,426,686) decrease in issued debt, $(33,041,383) increase in share repurchases, $(20,121,464) increase in debt repayments, $(19,550,571) payment of dividends, $(6,852,206) decrease in cash received from public warrant conversions that did not reoccur, partially offset by $11,339,341 decrease in stock issue costs and $6,000,374 decrease in debt issue costs.
Contractual Obligations and Commitments
Refer to the following notes in our Interim Financial Statements for a list of contractual obligations and commitments:
•Note 12, Commitments and Contingencies for a list of commitments and contingencies.
•Note 14, Long-Term Debt for a list of outstanding debt, related interest rates, and maturity dates.
•Note 20, Leases for our outstanding lease obligations.
Critical Accounting Policies and Estimates
The Company prepared its consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates. Refer to Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for further information related to our critical accounting policies and estimates, which are as follows:
Valuation of Life Insurance Policies—including how the Company accounts for its holdings of life insurance settlement policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts and ASC 820, Fair Value Measurements and Disclosures. The Company's valuation of life settlements are considered Level 3, as there is currently no active market where the Company is able to observe quoted prices for identical assets. The Company’s valuation model incorporates significant inputs that are not observable. Refer to Note 5, Life Insurance Settlement Policies and Note 13, Fair Value Measurements to the consolidated financial statements for further discussion.
Valuation of Goodwill and Other Intangible Assets—including how the Company determines the fair value of goodwill and other intangible assets and reporting units, and how the Company determines when an impairment loss should be recorded. During the fourth quarter of 2025, we conducted our annual goodwill impairment test and did not record any impairment charges. The estimated fair values of our reporting units exceeded their carrying amounts at the date of their most recent estimated fair value determination. During 2025, we evaluated our other intangible assets for impairment and did not record any impairment charges. Refer to Note 3, Business Combinations and Note 7, Goodwill and Other Intangible Assets to the consolidated financial statements for further discussion.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to the consolidated financial statements.
*****
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Abacus Global Management, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Abacus Global Management, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Life settlement policies, at fair value
As described further in note 13 to the financial statements, for life settlement policies reported at fair value, the valuation is based on Level 3 inputs that reflect management’s assumptions about what factors market participants would use in pricing the asset. Fair value is determined using a discounted cash flow with Monte Carlo simulation to determine the fair value of each policy. This model uses discount rates applied to the policies in inventory analyzed by risk category. Each policy is assigned a proprietary risk score from 1 to 5, with 5 being higher risk, based on multiple factors including insured age, life expectancy, life expectancy extension ratio, survival probability at breakeven, maturity probability, and risk-adjusted return on capital metrics. As of December 31, 2025, the fair value of life settlement policies was $468,857,929. We identified the determination of the discount rates used in the model to estimate the fair value of life settlement policies as a critical audit matter

The principal considerations for our determination that the discount rate used in the model to estimate the fair value of life settlement policies is a critical audit matter are that the discount rates used in the fair value model are subjective inputs determined by management which can have material impacts to the fair value estimated by the Company. The selection and application of discount rates requires management to use significant judgement. Evaluating the reasonableness of management’s judgements in the selection and application of the discount rates required a high degree of auditor subjectivity.

Our audit procedures related to the discount rates used in the model to estimate the fair value of life settlement policies included the following, among others:
•We obtained an understanding of the design of the Company’s controls around the development of the discount rates
•We involved firm valuation specialists to evaluate the reasonableness of management’s judgments in selecting and applying discount rate assumptions, including examining internal portfolio metrics and relevant available external information.
•We involved firm valuation specialists to independently recalculate the fair value of the portfolio of life settlement policies based on the discount rate assumptions determined by management
•We tested the accuracy and completeness of key inputs used to assign policy‑level risk scores for a sample of life settlement policies, which are used in determining risk score‑specific discount rates.
•We performed a lookback analysis by comparing prior‑year fair value estimates and related assumptions to actual experience during the current period to assess the reasonableness of management’s estimation process.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Philadelphia, Pennsylvania
March 13, 2026

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,112,332	$131,944,282
Accounts receivable	18,082,473	15,785,531
Accounts receivable, related party	9,320,103	7,113,369
Income taxes receivable	411,055	2,099,673
Prepaid expenses and other current assets	3,646,850	2,621,791
Total current assets	69,572,813	159,564,646
Property and equipment, net	1,597,896	1,025,066
Intangible assets, net	66,360,444	79,786,793
Goodwill	252,779,884	238,296,200
Operating right-of-use assets	4,561,692	4,722,573
Management and performance fee receivable, related party	14,800,140	13,379,301
Life settlement policies, at fair value	468,857,929	370,398,447
Life settlement policies, at cost	918,305	1,083,977
Available-for-sale securities, at fair value; net of allowance for credit losses of $1,245,575 and $— at December 31, 2025 and 2024, respectively	3,108,750	2,205,904
Other investments	18,253,585	1,850,000
Other assets	1,428,820	1,851,845
TOTAL ASSETS	$902,240,258	$874,164,752
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$114,424,000	$37,430,336
Current portion of long-term debt	1,500,000	1,000,000
Accrued expenses	10,935,292	6,139,472
Current operating lease liabilities	720,186	515,597
Contract liabilities, deposits on pending settlements	169,184	2,473,543
Accrued transaction costs	2,336,177	483,206
Other current liabilities	15,853,016	14,423,925
Income taxes payable	2,653,366	—
Total current liabilities	148,591,221	62,466,079

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)
AS OF DECEMBER 31,

	2025	2024
Long-term debt, net	275,780,392	224,742,029
Long-term debt, at fair value	—	105,120,100
Long-term debt, related party	14,114,199	12,525,635
Retrocession fees payable	5,361,714	5,312,214
Noncurrent operating lease liabilities	4,637,642	4,580,158
Deferred tax liability	30,214,160	26,778,865
Warrant liability	—	9,345,000
TOTAL LIABILITIES	478,699,328	450,870,080
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Series A convertible preferred stock, $0.0001 par value; 5,000 shares authorized; 5,000 and — shares issued and outstanding at December 31, 2025 and 2024, respectively	5,000,000	—
TOTAL MEZZANINE EQUITY	5,000,000	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 104,879,752 and 96,731,194 shares issued at December 31, 2025 and 2024, respectively	10,488	10,133
Treasury stock - at cost; 7,406,118 and 1,048,226 shares repurchased at December 31, 2025 and 2024, respectively	(55,808,595)	(12,025,137)
Additional paid-in capital	515,971,485	494,064,113
Accumulated deficit	(41,632,448)	(57,896,606)
Accumulated other comprehensive income	—	—
Noncontrolling interest	—	(857,831)
TOTAL STOCKHOLDERS' EQUITY	418,540,930	423,294,672
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY	$902,240,258	$874,164,752

The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2025	2024
REVENUES:
Asset management	$4,176,718	$722,317
Asset management, related party	29,668,675	2,891,333
Life solutions	163,172,600	104,964,306
Life solutions, related party	37,502,458	3,312,202
Technology services	717,185	33,628
TOTAL REVENUES	235,237,636	111,923,786
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	28,858,034	11,371,733
GROSS PROFIT	206,379,602	100,552,053
OPERATING EXPENSES:
Sales and marketing	14,582,253	9,063,384
General and administrative (including stock-based compensation)	87,796,971	81,734,518
(Gain) loss on change in fair value of debt	(3,362,103)	4,835,351
Unrealized loss on equity securities, at fair value	—	238,012
Realized gain on equity securities, at fair value	—	(2,341,066)
Depreciation and amortization expense	18,605,114	7,910,158
TOTAL OPERATING EXPENSES	117,622,235	101,440,357
OPERATING INCOME (LOSS)	88,757,367	(888,304)
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	(1,704,193)	(2,702,040)
Interest expense	(38,793,937)	(18,279,686)
Interest income	3,860,997	2,398,691
Other income, net	625,839	38,040
TOTAL OTHER EXPENSE	(36,011,294)	(18,544,995)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	52,746,073	(19,433,299)
Income tax expense	15,434,121	5,484,738
NET INCOME (LOSS)	37,311,952	(24,918,037)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	786,683	(956,987)
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$36,525,269	$(23,961,050)
EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share - basic	$0.38	$(0.34)
Earnings (loss) per share - diluted	$0.36	$(0.34)
Weighted-average stock outstanding—basic	96,141,753	70,761,830
Weighted-average stock outstanding—diluted	99,230,950	70,761,830

NET INCOME (LOSS)	$37,311,952	$(24,918,037)
Other comprehensive income (loss), net of tax or tax benefit:
Change in fair value of debt (risk adjusted)	—	(158,579)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	—	11,079
COMPREHENSIVE INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	37,311,952	(25,065,537)
Net and comprehensive income (loss) attributable to non-controlling interests	786,683	(996,114)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$36,525,269	$(24,069,423)
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficits	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023(1)	—	$—	63,388,823	$6,339	(146,650)	$(1,283,062)	$199,826,278	$(34,726,135)	$108,373	$138,283	$164,070,076
Deferred transaction costs	—	—	—	—	—	—	(483,451)	790,579	—	—	307,128
Warrant conversions	—	—	595,844	60	—	—	6,852,146	—	—	—	6,852,206
Business acquisitions	—	—	9,791,399	979	—	—	77,546,901	—	—	—	77,547,880
Common stock issuance	—	—	22,712,800	2,271	—	—	181,700,129	—	—	—	181,702,400
Common stock issuance transaction costs	—	—	—	—	—	—	(14,812,621)	—	—	—	(14,812,621)
Repurchase of common stock	—	—	—	—	(901,576)	(10,742,075)	—	—	—	—	(10,742,075)
Stock-based compensation	—	—	242,328	484	—	—	43,434,731	—	—	—	43,435,215
Other comprehensive loss	—	—	—	—	—	—	—	—	(119,452)	(39,127)	(158,579)
Reclassification of change in fair value of debt (risk adjusted) upon related debt payoff	—	—	—	—	—	—	—	—	11,079	—	11,079
Net loss	—	—	—	—	—	—	—	(23,961,050)		(956,987)	(24,918,037)
BALANCE AS OF DECEMBER 31, 2024	—	$—	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$—	$(857,831)	$423,294,672
Issuance of series A convertible preferred stock	5,000	5,000,000	—	—	—	—	—	—	—	—	—
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(381,250)	—	—	(381,250)
Dividends declared on Common Stock	—	—	—	—	—	—	—	(19,550,571)	—	—	(19,550,571)
Warrant conversions	—	—	5,821,403	582	—	—	8,248,193	—	—	—	8,248,775
Business acquisitions	—	—	253,688	25	—	—	1,610,893	—	—	—	1,610,918
Common stock issuance transaction costs	—	—	—	—	—	—	(3,473,280)	—	—	—	(3,473,280)
Repurchase of common stock	—	—	—	—	(6,357,892)	(43,783,458)	—	—	—	—	(43,783,458)
Stock-based compensation	—	—	2,073,489	207	—	—	15,519,175	—	—	—	15,519,382
Transfer of non-controlling interest	—	—	—	—	—	—	—	(71,148)	—	71,148	—
Other	—	—	(22)	(459)	—	—	2,391	(258,142)	—	—	(256,210)
Net Income	—	—	—	—	—	—	—	36,525,269	—	786,683	37,311,952
BALANCE AS OF DECEMBER 31, 2025	5,000	$5,000,000	104,879,752	$10,488	(7,406,118)	$(55,808,595)	$515,971,485	$(41,632,448)	$—	$—	$418,540,930

[1] Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Abacus Global Management, Inc. as a result of the successful Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,311,952	$(24,918,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,605,114	7,910,158
Allowance for credit losses	1,245,575	—
Impairment of other investment	500,000	—
Stock-based compensation	15,519,382	43,435,215
Amortization of debt issuance costs	2,405,939	936,112
Unrealized gain on equity securities, at fair value	—	238,012
Unrealized gain on other investments	(204,016)	—
Non-cash gain on policy trades	—	(6,422,002)
Unrealized gain on policies, at fair value	(49,287,046)	(53,786,829)
Loss (Gain) on change in fair value of debt	(3,362,103)	4,835,351
Loss on change in fair value of warrant liability	1,704,193	2,702,040
Non-cash interest income	(384,618)	(99,969)
Deferred income taxes	824,674	5,999,572
Non-cash interest expense, related party	1,588,564	3,061,172
Non-cash interest expense	143,629	470,464
Non-cash lease expense	422,954	352,056
Non-cash other income	(1,750,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(798,821)	(13,202,882)
Accounts receivable, related party	(5,607,465)	266,030
Equity securities, at fair value	—	2,203,367
Management and performance fee receivable, related party	1,420,839	(466,649)
Prepaid expenses and other current assets	(948,416)	(361,872)
Other assets	115,807	(537,242)
Accrued expenses	3,948,939	802,510
Accrued transaction costs	1,852,971	483,206
Contract liabilities, deposits on pending settlement	(2,304,359)	1,966,543
Other current liabilities	(4,303,850)	3,858,345
Income tax payable	3,022,552	(751,734)
Income tax receivable	1,688,618	(2,178,694)
Retrocession fees payable	(44,709)	1,675,169
Net change in life settlement policies, at fair value	(49,172,436)	(187,893,057)
Net change in life settlement policies, at cost	165,672	613,201
Net cash used in operating activities	(25,680,465)	(208,810,444)

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE YEARS ENDED DECEMBER 31,

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of note receivable	(7,000,000)	—
Acquisition of businesses, net of cash acquired	(1,647,725)	(2,430,620)
Purchase of property and equipment	(931,443)	(786,236)
Purchase of intangible assets	—	(18,900)
Purchase of other investments	(11,699,569)	(200,000)
Purchase of available for sale securities	(2,000,000)	(1,000,000)
Change in due from affiliates	—	(519,534)
Net cash used in investing activities	(23,278,737)	(4,955,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term debt	50,000,000	125,000,000
Issuance of long term-debt, at fair value	26,048,884	73,475,570
Payment of discounts and financing costs	(1,475,195)	(7,475,569)
Repayment of debt	(1,125,000)	—
Repayment of debt, at fair value	(51,226,628)	(4,040,758)
Repayment of debt, related party	—	(28,189,406)
Common stock issuance	—	181,702,400
Common stock issuance transaction costs	(3,473,280)	(14,812,621)
Repurchase of common stock	(43,783,458)	(10,742,075)
Transaction costs	—	(483,451)
Payment of Series A Convertible Preferred dividend	(287,500)	—
Payment of Common dividend	(19,550,571)	—
Due to former members	—	(1,159,712)
Warrant conversions	—	6,852,206
Due to affiliates	—	(5,236)
Net cash (used in) provided by financing activities	(44,872,748)	320,121,348
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,831,950)	106,355,614
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	131,944,282	25,588,668
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$38,112,332	$131,944,282
NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Non-cash sale of life settlement policies, at fair value	$—	$24,957,059
Non-cash purchase of life settlement policies, at fair value	$—	$24,957,059
Non-cash consideration for business acquisition	$9,265,197	$—
Non-cash issuance of debt in connection with business acquisition	$2,002,400	$72,727,075
Non-cash issuance of common stock in connection with business acquisition	$1,610,893	$77,547,880
Non-cash investment in other investments	$5,000,000	$—
Non-cash issuance of series A convertible preferred stock	$5,000,000	$—
Warrant Conversions	$11,049,193	$—
SUPPLEMENTAL DISCLOSURES:
Interest paid	$34,037,633	$11,615,613
Income taxes paid, net of refunds	$9,187,435	$2,146,846
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS
Organization and Description of Business
Abacus Global Management, Inc. (the “Company” or “Abacus”) was formerly known as Abacus Life, Inc. and East Resources Acquisition Company ("ERES”), a blank check company incorporated in Delaware on May 22, 2020. The Company is a leading financial services company specializing in alternative asset management, data-driven wealth solutions, technology innovations, and institutional services. With a focus on longevity-based assets and personalized financial planning, Abacus leverages proprietary data analytics and decades of industry expertise to deliver innovative solutions that optimize financial outcomes for individuals and institutions worldwide.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—We prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries where we have controlling financial interests. All intercompany balances and transactions have been eliminated.
Consolidation of Variable Interest Entities—For entities in which the Company has variable interests, the Company first evaluates whether the entity meets the definition of a variable interest entity (“VIE”) or a voting interest entity (“VOE”). If the entity is a VIE, the Company focuses on identifying whether it has the power to direct the activities that most significantly impact the VIE’s economic performance and whether it has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE will be included in the Company’s consolidated financial statements. The proportionate share not owned by the Company is recognized as noncontrolling interest and net income attributable to noncontrolling interest on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss), respectively. If the entity is a VOE, the Company evaluates whether it has the power to control the VOE through a majority voting interest or through other arrangements.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, (“ASC 810”) requires the Company to separately disclose on its consolidated balance sheets the assets of consolidated VIEs and liabilities of consolidated VIEs as to which there is no recourse against the Company. As of December 31, 2025, total assets and liabilities of consolidated VIEs were $204,604,881 and $115,186,408, respectively. As of December 31, 2024, total assets and liabilities of consolidated VIEs were $169,322,167 and $143,200,287, respectively. Refer to Note 14, Long-Term Debt for additional information on assets of the consolidated VIEs.
On October 4, 2021, the Company entered into an operating agreement with LMX Series, LLC (“LMX”) and three other unaffiliated investors to obtain a 70% ownership interest in LMX, which was newly formed in August 2021. LMX had no operating activity prior to the operating agreement being signed. LMX had a wholly owned subsidiary, LMATT Series 2024, Inc., a Delaware C corporation (“LMATTS 2024”). While the Company and three other investors each contributed $100 to LMX, the Company directs the most significant activities by managing the investment offerings, and sponsoring and creating structured investment grade insurance liabilities, and thus was provided a 70% ownership interest. LMX was a VIE and the Company was the primary beneficiary of LMX. LMX was dissolved on September 22, 2025 through a planned dissolution approved by the investors. The Company included the results of LMX and its subsidiaries in its consolidated statement of operations and comprehensive income (loss) until dissolution for the years ended December 31, 2025 and December 31, 2024. Refer to Note 10, Consolidation of Variable Interest Entities for additional information.
On November 30, 2022, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series, GP, LLC. Subsequent to that, LMA Income Series, GP, LLC formed a limited partnership, LMA Income Series, LP and issued partnership interests to limited partners in a private placement offering (“LMAIS”). It was determined that LMA Series, LLC was the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the years ended December 31, 2025 and December 31, 2024. LMA Income Series, GP, LLC and LMA Income Series, LP were dissolved on September 22, 2025 through a planned dissolution approved by the Company.
On January 31, 2023, LMA Series, LLC, a wholly owned subsidiary of the Company, signed an Operating Agreement to be the sole member of a newly created general partnership, LMA Income Series II, GP, LLC. Subsequent to that, LMA Income Series II, GP, LLC formed a limited partnership, LMA Income Series II, LP and issued partnership interests to limited partners in a private placement offering (“LMAIS II”). It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the years ended December 31, 2025 and December 31, 2024.
Non-Consolidation of Variable Interest Entities—On January 1, 2021, the Company entered into an option agreement with two commonly owned full-service origination, servicing, and investment providers (the “Providers”), in which the Company agreed to fund certain capital needs with an option to purchase the outstanding equity ownership of the Providers (the “Option Agreement”).
The Company accounted for its investment in the call options under the Option Agreement as an equity security, pursuant to ASC 321, Investments—Equity Securities (“ASC 321”). In arriving at this accounting conclusion, the Company first considered whether the call options met the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and concluded that the options do not provide for net settlement and accordingly are not a derivative. The Company also concluded that the call options do not provide the Company with a controlling financial interest in the legal entity pursuant to ASC 810. The call options include material contingencies prior to exercisability that the Company does not anticipate will be resolved; additionally, the call options are in a legal entity for which the stock price has no readily determinable fair value. The Company’s basis in the call options, pursuant to ASC 321, is $— and accordingly the call options are not reflected in the statement of financial position.
The Company provided $395,000 of working capital funding for the year ended December 31, 2025 which is included in other income (expense) on the consolidated statements of operations and comprehensive income (loss) and $172,136 of funding for the year ended December 31, 2024. Refer to Note 12, Commitments and Contingencies for further details.
For the years ended December 31, 2025, and 2024, the Providers were considered to be VIEs, but were not consolidated in the Company’s consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion. As of December 31, 2025, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $478,008 and liabilities of $210,414. As of December 31, 2024, the unaudited financial information for the unconsolidated VIEs are as follows: held assets of $615,648 and liabilities of $47,006.
During 2025, the Company established four investment funds and one securitization entity (2025 LMA LLC). The funds were Abacus Enhanced Income Fixed LP, Abacus Enhanced Income Plus LP, Abacus Premiere Income Fixed LP, and Abacus Premiere Income Plus LP (collectively the “LP Funds”) and respective wholly owned general partner entities for the purpose of managing the LP Funds and servicing the policies invested by the LP Funds. The Company does not own a membership interests in the investment funds and owns an economic interest in the securitized fund that lacks voting power. The investment funds and the securitized fund were considered VIEs, but were not consolidated by the

Company due to lack of the power or the loss/benefit criterion. The Company’s interest in the securitized fund is accounted consistent with ASC 321. Refer to Note 9, Other Investments and Other Assets, Note 10, Consolidation of Variable Interest Entities and Note 19, Related-Party Transactions for additional information.
Liquidity—The first redemption window for LMA Income Series II, LP will open on March 31, 2026 at which point the investors of that entity will have the option to (i) redeem their investment (ii) extend their investment for an additional two years, or (iii) roll their investment into one of our newly launched funds. As of December 31, 2025, the related liabilities are included within the current portion of long-term debt, at fair value within our consolidated balance sheet. If all investors were to elect to redeem their investment the Company has determined it has sufficient liquidity available in the form of cash and the ability to sell life settlement policies in an active market to repay the debt. Refer to Note 14, Long-Term Debt for additional information, including asset coverage.
Non-controlling Interest—Non-controlling interest represents the share of consolidated entities owned by third parties. At the date of formation or upon acquisition, the Company recognizes non-controlling interest on the Consolidated Balance Sheets at an amount equal to the non-controlling interest’s proportionate share of the relative fair value of any assets and liabilities acquired. Non-controlling interest is subsequently adjusted for the non-controlling shareholder’s additional contributions, distributions, and the shareholder’s share of the net earnings or losses of each respective consolidated entity. Net income of a consolidated entity is allocated to non-controlling interests based on the non-controlling shareholder’s ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in net income (loss) attributable to non-controlling interests in the Consolidated Statement of Operations and Comprehensive Income (Loss). Effective August 31, 2025, LMX, the entity with the non-controlling interest, was dissolved. The Company settled the non-controlling interest in a non-cash transaction. Refer to the Consolidated Statements Of Changes In Stockholders’ Equity for additional information.
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
Life Settlement Policies—The Company accounts for its holdings of life insurance settlement policies in accordance with ASC 325-30, Investments in Insurance Contracts. The Company elects to use either the fair value method or the investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
The Company follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies held at fair value. ASC 820 defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company’s valuation of life settlements is considered to be Level 3. The Company’s valuation model incorporates significant inputs that are not observable and reflect our assumptions about what factors market participants would use in pricing life settlement policies. We develop our inputs based on the best information available to us, including our own data. We believe that our model would be reasonably comparable to a model that an independent third-party would use. Refer to Note 13, Fair Value Measurements for further details. For policies held at fair value, changes in fair value are recorded in life solutions revenue or life solutions, related party, revenue in the consolidated statement of operations and comprehensive income (loss).
For policies held under the investment method, the Company tests the impairment if we become aware of information indicating that the carrying value plus undiscounted future premiums of a policy may not be recoverable. This information is gathered initially through extensive underwriting procedures at purchase of the settlement contract, as well as through periodic underwriting review that includes medical reports and life expectancy evaluations. The policies held by the Company using the investment method are expected to be owned for a shorter term, and are actively marketed to potential buyers. The market feedback received through these interactions provides the Company with information related to a potential impairment. If a policy is determined to be impaired, the Company will adjust the carrying value to the fair value determined through the impairment analysis. For policies held under the investment method, realized gains are recorded in life solutions revenue or life solutions, related party, revenue in the consolidated statement of operations and comprehensive income (loss).
The Company accounts for cash proceeds from sale and maturity of life insurance settlement policies, as well as cash outflows for premium payments, as operating activities within the consolidated statements of cash flows. The Company may at times generate non-cash realized gains or losses when the consideration of a policy sale is another life settlement policy with different risk characteristics and risk profile. Please refer to the Revenue Recognition, Life Solutions Revenue section of this note for additional information specific to life settlement policies.
Refer to Note 5, Life Settlement Policies for additional information on life settlement policies accounted using the fair value or investment method.
Refer to Note 4, Revenue for additional information on the composition of life solutions revenue or life solutions, related party, revenue.
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
The Company’s financial instruments consist of cash, cash equivalents, accounts receivables, due to affiliates, equity investments in privately held companies, S&P options, life settlement policies, available for sale securities, market-indexed debt and secured borrowings. Cash, cash equivalents, and accounts receivable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
Accounts Receivable—These receivables mainly include amounts owed to the Company from investors acquiring policies or insurance carriers. Management regularly reviews customer accounts for collectability and will record an allowance for these accounts when deemed necessary. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Accounts receivable are charged off against the allowance for credit losses when deemed uncollectible (after all means of collection have been exhausted and the potential for recovery is deemed remote). Recoveries of accounts receivable previously written off are recorded when received. Management deems all amounts due to be collectable. If the financial condition of the Company’s customers or insurance carriers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company did not record allowance for credit losses as of December 31, 2025 and 2024, respectively.
Accounts Receivable, Related Party—Related party receivable are amounts owed to the Company by related party customers for services delivered. These receivables also include management and performance fee balances due from unconsolidated investment funds where management has significant influence or control over significant activities of the unconsolidated fund. Management regularly reviews customer accounts for collectability and will record an allowance for these accounts when deemed necessary. Management determines the allowance for credit losses based on a review of outstanding receivables, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Related party receivables are charged off against the allowance for credit losses when deemed uncollectible (after all means of collection have been exhausted and the potential for recovery is deemed remote). Recoveries of related party receivables previously written off are recorded when received. Due to the nature of operations, related party receivables are due primarily from parties which the Company serves. As a result, management deems all amounts due to be collectable. If the financial condition of the Company’s related party customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company did not record allowance for credit losses as of December 31, 2025 and 2024, respectively.
Note Receivable—The Company recorded a note receivable for a term loan made to an external party in April 2025 that was to mature in April 2028. The note receivable represented a term loan guaranteed by all assets of the borrower and was reported in other assets on the consolidated balance sheets. In August 2025, the borrower defaulted and the Company exercised its right to acquire 100% of the borrower’s business in exchange for the forgiveness of the note receivable and related accrued interest. Refer to Note 9, Other Investments and Other Assets for additional information.

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
Available-for-sale Securities, at Fair Value—The Company has investments in securities that are classified as available-for-sale securities, and which are reflected on the consolidated balance sheets at fair value. These securities solely consist of a convertible promissory note in a private company that was entered into at arms-length. The Company determines the fair value using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. If any unrealized gains and losses on these investments are incurred, these would be included as a separate component of accumulated other comprehensive income, net of tax, on the consolidated balance sheets. The Company classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors if the fair value of the securities falls below the amortized cost basis. Credit losses identified are reflected in the allowance for credit losses and any credit losses reversed are recorded in other income (expense) within the consolidated statement of operations and comprehensive income (loss).
Property and Equipment, Net—Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the following estimated useful lives:
Estimated Useful Life
•Computer equipment        5 years
•Furniture and fixtures        5 years
•Leasehold improvements    Shorter of remaining lease term or estimated useful life
Costs incurred for maintenance and repairs that do not extend the useful lives of property and equipment are expensed as incurred. Upon retirement or sale of assets, the cost and related accumulated depreciation are written off and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive (loss) income.
Property and equipment are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of property and equipment is not recoverable and exceeds its fair value. Recoverability is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. There were no impairments recognized during the years ended December 31, 2025 and 2024, respectively. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
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
The Company considers other valuation methods if the facts and circumstances indicate these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates. As of December 31, 2025, there were no events or changes in circumstances that indicated that a carrying amount of goodwill or intangible assets may not be recoverable.
The company does not have significant internal-use software accounted under ASC 350-40, Internal-Use Software. The software is amortized on the straight-line basis over an estimated useful life of 3 years when its available for its intended use.
Revenue Recognition—The Company generally derives its revenue from life settlement servicing and consulting activities (part of life solutions revenue), life settlement trading activities and fees (part of life solutions revenue), origination services (part of life solutions revenue), insurance commissions (part of life solutions revenue), management and performance fees (part of asset management revenue), and real-time mortality and missing participant verification (main part of technology services revenue). We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized for each distinct performance obligation identified in customer contracts when the performance obligation has been satisfied by transferring services to a customer either over time or at the point in time when the customer obtains control of the service. Revenue is recognized in the amount of variable or fixed consideration allocated to the satisfied performance obligation that the Company expects to be entitled to in exchange for transferring services to a customer. Variable consideration is included in the transaction price only when it is probable that a significant reversal of such revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Management Fee Revenue
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
Performance fees are earned when the performance of the individual shares classes of the managed funds exceeds contractual thresholds. Performance fees are deemed variable consideration and are only recognized to the extent that there are no significant probable future revenue reversals. Performance fees are recorded in asset management revenue or asset management revenue, related party, in the consolidated statements of operations and comprehensive income (loss). Refer to Note 4, Revenue for additional information on the composition of asset management revenue or asset management, related party, revenue.
Asset management and performance fees receivable are accrued on a monthly and quarterly basis. The Company receives performance fees from the closed-end funds when they are actually paid. Those that are not expected to be received over the next year are recorded as noncurrent receivables. Receivables due over the next 12 months and after a year are recorded in accounts receivable, related party, and management and performance fee receivable, related party, in the consolidated balances sheets, respectively, except for FCF Advisors. FCF Advisors related management fee receivable are recorded in accounts receivable in the consolidated balances sheets. The Company did not record allowance for credit losses as of December 31, 2025.
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
Portfolio Servicing Revenue—Portfolio servicing is comprised of servicing activities. The Company enters into service agreements with the owners of life settlement contracts and is responsible for maintaining the policy, manages processing of claims in the event of death of the insured and ensuring timely payment of optimized premiums computed to derive maximum return on maturity of the policy. The Company neither assumes the ownership of the contracts nor undertakes the responsibility to make the premium payments, which remains with the owner of the contract. These service arrangements have contractual terms typically ranging from one-month to ten years and include fixed charges within its contracts as part of the total transaction price which are recognized on gross basis. The duties performed by the Company under these arrangements are considered as a single performance obligation that is satisfied on a monthly basis as the customer simultaneously receives and consumes the benefit provided by the Company as the Company performs the service. As such, revenue is recognized for services provided for the corresponding month.
Portfolio servicing revenue is recorded in asset management revenue or asset management revenue, related party in the consolidated statement of operations and comprehensive income (loss). Refer to Note 4, Revenue for additional information on the composition of asset management fee revenue or asset management fee, related party, revenue and Note 19, Related-Party Transactions for additional information.
Life Solutions Revenue
Revenue Recognition, Life Solutions Revenue—The Company elects to account for each investment in life settlement contracts using either the investment method or the fair value method. Once the accounting method is elected for each policy, it cannot be changed.
Under the investment method, investments in life settlement contracts are based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., life policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized.
Under the fair value method, the company will record the initial investment of the transaction price and remeasures the investment at fair value at each subsequent reporting period. Premiums paid for policies accounted for under the fair value method are recorded in life solutions revenue or life solution, related party, revenue in the consolidated statement of operations and comprehensive income (loss). Changes in fair value are reported on earnings when they occur and are recorded in life solutions revenue or life solution, related party, revenue in the consolidated statement of operations and comprehensive income (loss).
Upon the sale of a life settlement contract, the company will record revenue (gain/loss) for the difference between the agreed-upon purchase price with the buyer, and the carrying value of the contract recorded in life solutions revenue or life solutions, related party, revenue in the consolidated statement of operations and comprehensive income (loss).
The Company at times provides fee-based services to sellers and acquirers of life settlement contracts comprised of valuation, actuarial services, and overall policy assessments, which are short-term in nature. The performance obligations are typically identified as separate services with a specific deliverable, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer. This revenue is recorded in life solutions revenue in the consolidated statement of operations and comprehensive income (loss).
Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.
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
The Company sources life settlement policies with third parties that include settlement brokers (“Broker”), life insurance agents (“Agent”), and direct consumers or policyholders (“Client Direct”). The Company then provides the administration services needed to initiate the transfer of the life settlement policies to investors in exchange for an origination fee. Such transactions are entirely performed through an escrow agent. In these arrangements, the customer is the investor, and the Company has a single performance obligation to originate a life settlement policy for the investor. The consideration transferred upon each policy is negotiated directly with the investor by the Company and is dependent upon the policy death benefits held by each life settlement policy. The revenue is recognized when the performance obligation under the terms of the contracts with customers is satisfied.
The Company recognizes revenue from life settlement transactions when its performance obligation is satisfied and the customer obtains control over the policy when the closing has occurred and any right of rescission under applicable state law has expired. The rescission right represents a condition precedent to revenue recognition, as the customer does not obtain the unconditional right to direct the use of and benefit from the policy until that period has lapsed. While rescission periods may vary by state, most states grant the owner the right to rescind the contract before the earlier of 30 calendar days after the execution date of the contract or 15 calendar days after life settlement proceeds have been sent to the owner.
Where origination fees are received prior to the expiration of the applicable rescission period, the Company records the consideration received as a contract liability until the rescission period lapses and the performance obligation is satisfied, at which point the contract liability is relieved and revenue is recognized. This treatment is consistent with the guidance in ASC 606-10-55-284 through 55-285, which addresses arrangements in which consideration is received in advance of the satisfaction of a performance obligation under a cancellable contract. Purchases and sales of policies generally occur simultaneously, and only the fixed fees earned after the rescission period has ended, including any agent and broker commissions and transaction costs reimbursed, are recorded as revenue for fees received at closing.
For agent and broker commissions received and transaction costs reimbursed, the Company has determined that it is acting as the principal in the relationship as it maintains control of the services being performed as part of the performance obligation prior to facilitating the transfer of the life settlement policy to the investor.
Origination revenue is recorded in life solutions revenue or life solution, related party, revenue in the consolidated statement of operations and comprehensive income (loss). Origination revenues and expenses incurred when the Company acquires life settlement contracts are eliminated in consolidation. Refer to Note 4, Revenue for additional information on the composition of life solutions revenue.
Insurance Commission Revenue—Refer to Note 3, Business Combinations for information on the acquisition of two insurance brokerage entities acquired during 2025. The Company through its acquired insurance brokerage subsidiaries, recognizes insurance commission revenue from the sale of insurance policies in the first year the policy is sold and, when applicable, when the underlying policyholder renews their policy in subsequent years. The Company’s primary customers are the insurance carriers. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. After the policy is active, we do not have any additional significant performance obligations to the insurance carrier. Our insurance commission revenue is based on a percentage of the of the in-force annual premium of the life policy. Insurance commission revenue is recorded in life solutions revenue in the consolidated statement of operations and comprehensive income (loss). Refer to Note 4, Revenue for additional information on the composition of life solutions revenue.
Technology Services Revenue
Technology Services Revenue—The Company through its ABL Intel subsidiary, recognizes fees by providing real-time mortality verification, missing participant verification, and other services specific to the life insurance market. Technology Services fees are based on fixed annual contracts. The performance obligations are typically identified as separate services with a specific deliverable or a group of deliverables to be provided in tandem, as agreed to in the engagement letter or contract. Each service provided under a contract is considered as a performance obligation and revenue is recognized at a point in time when the deliverable or group of deliverables is transferred to the customer. Technology services revenue is recorded in technology services revenue in the consolidated statement of operations and comprehensive income (loss). Refer to Note 4, Revenue for additional information.
Other Consideration— Payment terms and conditions vary by contract type, although terms generally require payment within 30 days of the invoice date. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, the Company’s contracts do not contain a significant financing component.

Cost to Obtain and Fulfill Contracts— Costs to obtain contracts solely relate to commissions for brokers agents and employees who are directly involved in buying and selling policies as part of the active management revenue stream and include commissions for brokers or agents under specific agreements that would not be incurred without a contract being signed and executed under origination services revenue stream. The Company has elected to apply the ASC 606, Revenue from Contracts with Customers, ‘practical expedient’ which allows us to expense these costs as incurred if the amortization period related to the resulting asset would be one year or less. The Company has no significant instances of contracts that would be amortized for a period greater than a year, and therefore has no contract costs capitalized for these arrangements. These costs are included expensed as incurred and are included in cost of revenue on the consolidated statements of operations and comprehensive income (loss).
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
Segments— Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is the President and Chief Executive Officer (“CEO”). The Company has determined that it operates in three operating segments and three reportable segments, asset management, life solutions, and technology services, as the CODM reviews financial information presented for purposes of making operating decisions, allocating resources, and evaluating financial performance. Refer to Note 11, Segment Reporting for additional information.
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
For purposes of Net Controlled Foreign Corporation (“CFC”) Tested Income (“NCTI”) (formerly referred to as Global Intangible Low-Taxed Income prior to the enactment of the OBBBA (“GILTI”)), we elected to use the period cost method and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.
Advertising—All advertising costs incurred by the Company are charged to expense in the period to which they relate and are included in general and administrative expenses on the accompanying statements of operations and net loss. Advertising expenses totaled $14,558,253 and $9,063,384 for the years ended December 31, 2025 and 2024,respectively, recorded in and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss).
Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and available-for-sale securities. The Company maintains its cash in bank deposit accounts with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets. The Company extends different levels of credit to its customers and maintains allowance for doubtful accounts based upon the expected collectability of accounts. The Company’s procedures for determining this allowance includes evaluating individual customer receivables, considering a customer’s financial condition, monitoring credit history and current economic conditions, using historical experience applied to an aging of accounts, as well as management’s expectations of conditions in the future, as applicable.
Four related party customers accounted for 56%, 12%, 11%, and 10% of the total balance of related party receivables as of December 31, 2025. Three related party customers accounted for 63%, 12%, and 10% of the total accounts receivable and related party receivables as of December 31, 2024. The largest receivables balances are from related parties where the exposed credit risk is estimated to be low due to payment being short-term in nature for payment of acquisition of life settlement contracts by related-party Carlisle Funds or due to noncurrent related-party receivables being supported by invested assets of Carlisle Funds. As such, there is no allowance for credit losses as of December 31, 2025, and 2024. Refer to Note 10, Consolidation of Variable Interests and Note 19, Related-Party Transactions for additional information.
The Company purchases life insurance policies from various funds, directly from policy holders, or from Brokers or Agents representing policy holders (collectively “Seller” or “Sellers”). The Company did not purchase life insurance policies from Sellers that accounted for 10% or greater of the total policies purchased for the year ended December 31, 2025. The Company purchased policies from two Sellers that accounted for 15% (related party) and 14% (related party) of the policies purchased for the year ended December 31, 2024.
One customer accounted for 10% (related party) of life solutions revenue specific to sales of life settlement contracts for the year ended December 31, 2025. Three customers accounted for 15% (related party), 13% (related party), and 12% (related party) of the portfolio servicing revenue for the year ended December 31, 2025. Five customers accounted for 36% (related party), 18% (related party), 12% (related party), 11% (related party), and 11% of asset management revenue for the year ended December 31, 2025, respectively.

Three customers accounted for 22% (related party), 18% (related party), and 16% of life solutions revenue specific to sales of life settlement contracts for the year ended December 31, 2024. Three customer accounted for 36% (related party), 22% (related party), and 10% of the portfolio servicing revenue for the year ended December 31, 2024, respectively. Six customers accounted for 35% (related party), 17% (related party), 12%, 11% (related party), 10% (related party), and 10% (related party) of asset management revenue for the year ended December 31, 2024, respectively.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive income (loss).
Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires that we measure the expense of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Generally, stock-based awards granted to our employees vest ratably over a three-year period. For stock-based awards with service or time only vesting conditions, the Company records compensation expense on a straight-line basis over the requisite service or time period in general and administrative expenses and cost of revenue in the consolidated statement of operations and comprehensive income (loss). For stock-based awards with performance conditions and service and time vesting conditions, the company estimates the more likely award that will be achieved adjusted for actual performance to record compensation expense on a straight-line basis over the requisite service or time period. The Company accounts for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification dates, if applicable) at fair value, using appropriate valuation techniques. For stock-based awards granted to non-employee directors, the Company recognizes compensation expense on the grant date based on the fair value of the awards as of that date.
Stock Options—The Company awards stock options (“options”) to purchase the Company’s common stock at the market price of the stock on the grant date. Options generally vest over a period of three years and expire no later than ten years from the grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying certain assumptions. That compensation expense is reduced when options are forfeited. The fair value of options, net of forfeitures, is recognized in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss)on a straight-line basis over the vesting period.
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

The Company has a lease for office space in Orlando, Florida (“Orlando Lease”) and another lease related to office space leased by Carlisle in Luxembourg (“Luxembourg Lease”) that are accounted for as operating leases. The Company is responsible for utilities, maintenance, taxes and insurance, which are variable payments based on a reimbursement to the lessor of the lessor’s costs incurred. The Company excludes variable lease payments from the measurement of lease liabilities and right-of-use (“ROU”) assets recognized on the Company’s consolidated balance sheets. Variable lease payments are recognized as a lease expense on the Company’s consolidated statements of operations and comprehensive income (loss) in the period incurred. The Company has elected the practical expedient to account for lease components and non-lease components together as a single lease component for its real estate lease noted above.
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
Foreign Currency—We determine the functional and reporting currency of each of our international subsidiaries and their operating divisions based on the primary currency in which they operate. The Company's reporting currency is the U.S. dollar. The functional currency of the Company’s significant non-U.S. subsidiaries is the U.S. dollar.
Foreign currency transaction gains and losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are recorded in other income (expense) within the consolidated statement of operations and comprehensive income (loss). Foreign currency transaction losses were not significant for the year ended December 31, 2025 and 2024.
Reclassifications—Certain prior period amounts have been reclassified to conform to current presentation and presentation to reflect the Company’s change to its reportable segments. Refer to Note 11, Segment Reporting for further information.
New Accounting Standards—The Company’s management reviews recent accounting standards to determine the impact to the Company’s financial statements. Below we discuss the impact of new accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board’s (“FASB”) to the Company’s Consolidated Financial Statements.
ASU 2024-03—“Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company’s management chose to not early adopt this ASU. This ASU is not expected to have a significant impact to the Company’s consolidated financial statements when adopted.
ASU 2025-03—”Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. In May 2025, the FASB issued ASU 2025-03 to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required in determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the provisions of this ASU.

ASU 2025-04—”Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. In May 2025, the FASB issued ASU 2025-04 to revise the definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The amendments in this ASU are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. The Company is currently evaluating the provisions of this ASU and does not expect for this ASU to have a significant impact to the Company’s consolidated financial statements when adopted.
ASU 2025-05—“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. In July 2025, the FASB issued ASU 2025-05 to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Although early adoption of this ASU is permitted, the Company’s management chose to not early adopt this ASU. The Company is currently evaluating the provisions of this ASU and does not expect for this ASU to have a significant impact to the Company’s consolidated financial statements when adopted.
ASU 2025-06—“Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. In September 2025, the FASB issued ASU 2025-06 to simplify the capitalization guidance by removing all references to prescriptive and sequential software development stages . This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
ASU 2025-10—“Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities”. In December 2025, the FASB issued ASU 2025-10 to establish authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
ASU 2025-10—“Interim Reporting (Topic 270): Narrow-Scope Improvements”. In December 2025, the FASB issued ASU 2025-11to clarify interim disclosure requirements. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either using a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements
ASU 2023-07—Segment Reporting (Topic 280). This ASU requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. We adopted this ASU during the year ended December 31, 2025, and retrospectively applied it to all periods presented. Refer to Note 11, Segment Reporting for additional information.
ASU 2023-09—Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 18, Income Taxes for the inclusion of new disclosures required.
Tax Reform—On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBB made several revisions to the U.S. tax code including modifications to fixed asset depreciation, limitation on deductions for interest expense, and international tax provisions. The OBBB did not have a significant impact to the Company’s consolidated financial statements. The Company recognized the effects of the applicable OBBBA provisions in its consolidated financial results as of and for the year ended December 31, 2025.
3.BUSINESS COMBINATIONS
Carlisle Acquisition
On July 18, 2024, the Company entered into a share purchase agreement to acquire 100% of Carlisle Management Company S.C.A., a corporate partnership limited by shares established under the laws of Luxembourg (“CMC”), Carlisle Investment Group S.A.R.L., a private limited liability company incorporated under the laws of Luxembourg (“CIG,” and together with CMC, “Carlisle”), a leading Luxembourg-based investment manager in the life settlement space to incorporate into the Company’s asset management strategy (“Carlisle Acquisition”). The transaction closed on December 2, 2024 (“Carlisle Acquisition Date”). The aggregate Company Fixed Rate Senior Unsecured Notes and Company common stock issued as consideration by the Company at close was approximately $72.7 million and $73.0 million (equivalent to approximately 9.2 million of Company shares issued), respectively. Cash acquired amounted to $3.3 million. No cash consideration was paid as part of the Carlisle acquisition. The Company recognized approximately $8.1 million of acquisition-related costs recorded within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company also recognized approximately $1.3 million and $2.0 million in costs associated with issuing and registering the bonds and shares issued as consideration in the business combination, which were recorded as deferred financings costs within long-term debt, net, and a deduction to additional paid-in capital in the consolidated balance sheets, respectively.
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
During the fourth quarter of 2025, the Company finalized our allocation of the purchased price to the acquired assets that we acquired and the liabilities that we assumed in connection with the Carlisle Acquisition as finalized. In previously reported financial statements the Company believed that it had finalized the valuations related to the acquired assets and assumed liabilities of Carlisle, except for the valuation of certain intangible assets and related impact on deferred income taxes. In connection with our finalization of the balances no changes were made to the valuation of the intangible assets and related impact on deferred income taxes but we determined that certain balances needed to have been different with the most significant change was made to accrued expenses. The accrued expense should have been higher by approximately $3.5 million due to underestimated expenses.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination as previously reported at December 31, 2024, and finalized on December 1, 2025.

Net Assets Identified	Fair Value (as previously reported)	Adjustments	Adjusted Fair Value (as finalized on December 1, 2025)
Intangibles	$51,700,000	$—	$51,700,000
Current Assets	9,570,953	(640,334)	8,930,619
Management and performance fee receivable, related party	13,914,055	—	13,914,055
Non-Current Assets	4,080,820	(67,598)	4,013,222
Deferred Tax Liabilities	(12,893,980)	—	(12,893,980)
Accrued Expenses	(6,325,921)	(3,512,700)	(9,838,621)
Other Liabilities	(8,091,962)	365,600	(7,726,362)
Net assets acquired	51,953,965	(3,855,032)	48,098,933
Goodwill	93,745,891	7,468,351	101,214,242
Total purchase price	$145,699,856	$3,613,319	$149,313,175

Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess earnings method
Trade Name	2,000,000	10 years	Relief from royalty method
Non-Compete Agreements	2,300,000	3 years	With and without method
Total Fair Value	$51,700,000
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

Unaudited Year Ended December 31,
2024
Proforma revenue	$137,226,971
Proforma net (loss) income	(11,307,693)
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
The FCF Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC 820.
Goodwill related to the FCF Acquisition was assigned to the Asset Management reportable segment.
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
The NIB Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC 820.
Goodwill related to the NIB Acquisition was assigned to the Life Solutions reportable segment. It represents the value that we expect to obtain from growth opportunities from our combined operations and is deductible for tax purposes.
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

AccuQuote Acquisition
On August 14, 2025 (“AccuQuote Acquisition Date”), the Company acquired 100% of Life Distributors, LLC (“AccuQuote”), a Delaware limited liability company (“AccuQuote Acquisition”). AccuQuote is an insurance brokerage firm. The Company used its note receivable balance of approximately $9.3 million due from AccuQuote as consideration as result of the AccuQuote’s default on the note (non-cash consideration). The value of the note receivable balance on the AccuQuote Acquisition Date approximated fair value. Refer to Note 9, Other Investment and Other Assets for additional information. The Company acquired approximately $0.3 million of cash and paid approximately $0.8 million in acquisition costs.
The Company evaluated whether the transaction should be accounted for as (i) a loan settlement within the scope of ASC 310-20-40-2 or (ii) a business combination within the scope of ASC 805. As part of the Company’s evaluation of AccuQuote, the April 2025 financing was structured to provide the Company with creditor protections and an enforceable mechanism to obtain control upon the occurrence of defined events of default. Because the Company obtained control of AccuQuote by exercising a contractual call right upon an event of default as defined in the note agreement and acquiring 100% ownership, and because AccuQuote met the definition of a business (including inputs and processes capable of producing outputs), the Company concluded the transaction was a business combination under ASC 805. In addition, until the event of default and election to enforce remedies, AccuQuote remained independent and the Company held only creditor rights. Accordingly, the note receivable (including accrued amounts) was treated as consideration transferred in the acquisition rather than accounted for as a standalone loan settlement under ASC 310-20.
The Company assessed the note receivable prior to the acquisition date and concluded that no allowance for credit losses (ACL) was required and that the carrying amount approximated fair value on the acquisition date. In making these conclusions, the Company considered that (1) the note was secured by 100% of AccuQuote’s assets, including its equity interests, and the Company’s contractual remedies provided a recovery mechanism, (2) the default was related to specified financial covenant and financial metric noncompliance rather than an inability to generate cash flows, and (3) the Company did not identify indicators of material operational deterioration through the default date. The Company also considered that the note was originated approximately 4.5 months prior to the acquisition on negotiated terms, and the Company’s expected recovery under the note was supported by the secured structure and available remedies. The financing and related contractual remedies were designed to provide the Company with multiple paths to value realization—repayment under the note or, upon a defined event of default, the ability to obtain control through enforcement—consistent with the transaction’s economic substance. Therefore, the Company concluded that the note’s carrying value was approximately equal to its fair value at the time of acquisition.
The AccuQuote Acquisition was accounted for as a business combination in accordance with ASC 805, which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC 820.
Goodwill related to the AccuQuote Acquisition was assigned to the Life Solutions reportable segment. It represents the value that we expect to obtain from growth opportunities from our combined operations and is deductible for tax purposes.
The Company finalized the valuations related to the acquired assets and liabilities of AccuQuote, except for acquired receivables, accrued expenses, and other liabilities. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the AccuQuote Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value (as previously reported)	Adjustments	Adjusted Fair Value
Intangibles	$3,400,000	$—	$3,400,000
Current Assets	2,061,706	—	2,061,706
Deferred Tax Assets	129,623	34,785	164,408
Accrued Expenses	(844,798)	—	(844,798)
Other Liabilities	(1,906,544)	—	(1,906,544)
Net assets acquired	2,839,987	34,785	2,874,772
Goodwill	6,425,210	(34,785)	6,390,425
Total purchase price	$9,265,197	$—	$9,265,197
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$2,900,000	10 years	Multi-period excess earnings method
Trade Name	500,000	3 years	Relief from royalty method
Total fair value	$3,400,000

4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	For the Year Ended December 31,
	2025	2024
Asset management:
Asset management fees, related party	$27,593,157	$2,420,239
Asset management fees	4,007,673	421,242
Servicing revenue, related party	2,075,518	471,094
Servicing revenue	169,045	301,075
Total asset management revenue	33,845,393	3,613,650
Life solutions:
Revenue from life insurance policies held using the fair value method, net	154,070,697	85,048,829
Revenue from life insurance policies held using the fair value method, related party, net	37,445,044	3,312,202
Insurance commissions	3,440,460	—
Fee-based services	—	13,881,208
Revenue from life insurance policies held using the investment method	4,967	577,122
Revenue from life insurance policies held using the investment method, related party	57,414	—
Originations	5,656,476	5,457,147
Total life solutions revenue	200,675,058	108,276,508
Technology services:

	For the Year Ended December 31,
	2025	2024
Technology services	717,185	33,628
Total technology services revenue	717,185	33,628
Total revenue	$235,237,636	$111,923,786
Refer to Note 19, Related-Party Transactions for additional information related to revenue from related parties.
Asset Management Balances—The Company has the following asset management related balances recorded within the following accounts in the consolidated balance sheets:

Balance Sheet Account	December 31, 2025	December 31, 2024
Management and Performance Fee Receivables:
Accounts receivable, related party	$6,718,903	$6,772,073
Management and performance fee receivable, related party	14,800,140	13,379,301
Total management and performance fee receivables	$21,519,043	$20,151,374
Retrocession Fee Payable:
Other current liabilities	$4,696,788	$3,216,639
Retrocession fees payable	5,361,714	5,312,214
Total retrocession fees payable	$10,058,502	$8,528,853
Contract Balances—We had no contract assets at December 31, 2025 and December 31, 2024. The balances of contract liabilities arising from originated contracts with customers were as follows:

	December 31, 2025	December 31, 2024
Contract liabilities, deposits on pending settlements	$169,184	$2,473,543
Total contract liabilities	$169,184	$2,473,543
Revenue recognized during the first quarter of 2025 that was included in our contract liabilities balance at December 31, 2024 was $2,473,543.
5.LIFE SETTLEMENT POLICIES
As of December 31, 2025, the Company held 804 life settlement policies, of which 801 were accounted for using the fair value method and 3 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $1,063,747,674 as of December 31, 2025, with a corresponding fair value of $468,857,929. The aggregate face value of policies accounted for using the investment method was $1,625,000 as of December 31, 2025, with a corresponding carrying value of $918,305. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.
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

At December 31, 2025, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits.
There were no significant changes in the Company’s expectation of the timing of the realization of revenues related to life settlement policies. Refer to Note 13, Fair Value Measurements for significant changes to the amounts disclosed related to life settlement policies.
Policies Carried at Fair Value:
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	56	$37,289,219	$38,364,635	$31,591,831
1-2	107	145,413,973	136,961,406	95,037,912
2-3	172	220,587,453	233,422,730	138,986,632
3-4	103	102,158,681	101,592,187	47,674,052
4-5	104	96,790,034	90,018,094	38,562,604
Thereafter	259	461,508,314	458,781,779	117,004,898
Total	801	$1,063,747,674	$1,059,140,831	$468,857,929
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2024:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	8	$8,200,000	$8,200,000	$6,415,589
1-2	21	24,726,449	24,728,852	16,167,043
2-3	58	89,623,722	84,066,291	50,294,452
3-4	81	151,798,792	149,547,429	70,654,605
4-5	68	124,251,322	124,954,767	49,505,201
Thereafter	478	897,188,070	882,997,005	177,361,557
Total	714	$1,295,788,355	$1,274,494,344	$370,398,447
Policies Accounted for Using the Investment Method:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$444,987
Thereafter	2	875,000	898,307	473,318
	3	$1,625,000	$1,648,307	$918,305

The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2024:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$405,331
Thereafter	4	1,475,000	1,499,207	678,646
Total	5	$2,225,000	$2,249,207	$1,083,977
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of December 31, 2025, are as follows:

2026	$52,837
2027	53,214
2028	11,946
Total	$117,997
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

6.PROPERTY AND EQUIPMENT—NET
Property and equipment balances are composed of the following:

	December 31, 2025	December 31, 2024
Computer equipment	$1,802,032	$1,127,188
Furniture and fixtures	232,349	91,125
Leasehold improvements	153,780	38,405
Property and equipment—gross	2,188,161	1,256,718
Less: accumulated depreciation	(590,265)	(231,652)
Property and equipment—net	$1,597,896	$1,025,066
Depreciation expense for the years ended December 31, 2025 and 2024, was $358,613 and $161,890, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $252,779,884 was recognized as a result of the business combinations, which represent the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combinations for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2024	Additions	Adjustments	December 31, 2025
Life Solutions	$139,930,190	$7,077,167	$—	$147,007,357
Asset Management	98,366,010	—	7,406,517	105,772,527
Total	$238,296,200	$7,077,167	$7,406,517	$252,779,884
Intangible Assets Acquired comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	Multi-period excess-earnings method
Customer relationships	31,693,300	3 - 10 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	Replacement Cost Method
Trade Name	2,500,000	3 - 10 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite	Replacement Cost Method
Trade Name	900,000	Indefinite	Relief from Royalty Method
	$94,693,300
Intangible assets and related accumulated amortization as of December 31, 2025 are as follows:

December 31, 2025

	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Management agreements	$47,400,000	$9,032,419	$38,367,581
Customer relationships	31,693,300	11,335,052	20,358,248
Non-compete agreements	7,400,000	5,930,556	1,469,444
Internally developed and used technology	2,100,000	1,827,777	272,223
Trade Name	2,500,000	286,111	2,213,889
Total	$91,093,300	$28,411,915	$62,681,385

Indefinite Lived Intangible Assets:
State Insurance Licenses	2,700,000	—	2,700,000
Trade Name	900,000	—	900,000
Total	$94,693,300	$28,411,915	$66,281,385
All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite-lived intangible assets was $17,335,728 and $7,712,023 for the years ended December 31, 2025 and 2024, respectively.
Estimated annual amortization of intangible assets for the next five years ending December 31 and thereafter is as follows:

2026	$15,211,950
2027	15,014,728
2028	11,501,255
2029	7,813,616
2030	5,999,171
Thereafter	7,140,665
Total	$62,681,385
The Company also has other insignificant intangible assets of $79,059 as of December 31, 2025.
The Company performed the annual goodwill impairment test as of October 1, 2025, which was a qualitative evaluation, and no impairment charges were recorded.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities (“Convertible Promissory Notes”) for an initial investment of $1,000,000 each. The first note bore an annual interest rate of 8% and matured on September 30, 2025. The unrelated entity that was due to repay the first convertible promissory note on September 30, 2025, stopped operations in August 2025. The Company does not believe that it will be able to recover its investment in this convertible note and related accrued interest, and has recorded an estimated 100% credit loss, which includes the accrued interest. The second note bears an annual interest rate of 5% and matures on October 15, 2028. As part of the agreement for the investment The total value of the combined investment in these two entities was $3,108,750 and $2,205,904 as of December 31, 2025 and December 31, 2024, respectively. The company does not intend to sell either of the notes and it is not more likely than not that the Company will be required to sell these notes before recovery of its amortized cost basis.

The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Notes’ conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. As of December 31, 2025 and December 31, 2024, the Company evaluated the fair value of its investments and determined that the fair value approximates the carrying value of $3,108,750 and $2,205,904, including the recorded credit loss of $1,245,575, and $—, which includes accrued accumulated non-cash interest income of $354,325 and $205,904, respectively.
Credit losses recognized for the years ended December 31, 2025 and 2024 were $1,245,575 and $—, respectively.
The following table provides a rollforward of the allowance for credit losses on available-for-sale securities for the year ended December 31, 2025:

Convertible Promissory Notes
Balance at December 31, 2024	$—
Current period provision for expected credit losses	1,245,575
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Balance at December 31, 2025	$1,245,575
Interest income recognized for the years ended December 31, 2025 and 2024 was $148,421 and $99,969, respectively.
9.OTHER INVESTMENTS AND OTHER ASSETS
Other Investments—The Company owns convertible preferred and common stock in four and two unrelated entities as of December 31, 2025 and December 31, 2024, respectively. The value of the combined investment in these four and two entities was $18,253,585 and $1,850,000 as of December 31, 2025 and December 31, 2024, respectively.
During the first quarter of 2025, the Company acquired $3,000,000 and $5,000,000 of common stock in two separate unrelated entities, respectively. The investment of $5,000,000 in common stock was purchased by issuing series A convertible preferred stock. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity for further information.
During the fourth quarter of 2025, the Company acquired $8,699,569 in membership interest the Securitized Entity and recorded unrealized gains in this investment of $204,016 recorded in other income on the consolidated statements of operation and comprehensive income (loss). Refer to Note 10, Consolidation of Variable Entities and Note 19, Related-Party Transactions for additional information.
The Company applies the measurement alternative for its investments in the common stock and preferred stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of preferred stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income (loss). The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable. One impairment for $500,000 was recorded in other income on the consolidated statements of operation and comprehensive income (loss) for the year ended December 31, 2025 and no impairment of investments occurred for the year ended December 31, 2024.
Other Assets—The Company’s other assets are composed of the following:

	December 31, 2025	December 31, 2024
Restricted cash deposits in compliance with various regulations	$1,428,820	$1,837,813
Other	—	14,032
Total other assets	$1,428,820	$1,851,845
On April 4, 2025, the Company loaned $7,000,000 to an AccuQuote (an unrelated party at the time of the loan) and recorded a note receivable. The note receivable matures on April 4, 2028. In addition, the Company charged 25% paid-in-kind lender fees of $1,750,000 and added the fees to the principal and recorded them in other income in the Company’s consolidated statements of operations and comprehensive income (loss) consistent with ASC 310-20. The note receivable carried a fixed interest of 7% plus the monthly Secured Overnight Financing Rate (“SOFR”) rate that was due monthly. The note receivable was guaranteed by 100% of the borrower’s assets. Paid-in-kind interest income recognized for the year ended December 31, 2025 was $236,197. In August 2025, the Company used the note receivable of $9,265,197 to acquire AccuQuote when it exercised its right to call in the outstanding note receivable due to a default, including the $1,750,000 lender fee that was effectively settled when the Company exercised its right to acquire 100% of AccuQuote. Refer to Note 3, Business Combinations for additional information.
10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VIEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies for more information on how the Company evaluates an entity for consolidation.
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During September 2025, LMX Series LLC and LMA Income Series LP were dissolved after the related debt was paid off. During the year ended December 31, 2025, the Company’s consolidated VIE, LMA Income Series II LP, had total assets of $204,604,881 and liabilities of $115,186,408. For the year ended December 31, 2024, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $169,322,167 and $143,200,287. The Company did not deconsolidate any entities during the years ended December 31, 2025, or 2024.
Carlisle manages collective portfolios of several Luxembourg alternative investment funds investing in life insurance policies. Carlisle is registered as an authorized alternative investment fund manager (“AIFM”) by Luxembourg’s Commission de Surveillance du Secteur Financier (“CSSF”). Carlisle manages three funds and eight sub-funds. The funds and sub-funds managed by Carlisle are collectively referred to as the “Carlisle Funds”. The Company, through LMA, services the life insurance policies held by the Carlisle Funds. The Company concluded that it does not have a controlling financial interest in the Carlisle Funds pursuant to ASC 810-10. Accordingly, the Carlisle Funds are not consolidated in the Company's financial statements. It was determined that the Company’s management has significant influence over the significant activities of the unconsolidated Carlisle Funds through contract but does not have significant economic interest through equity or otherwise. As a result, all transactions between the Company and the Carlisle Funds, including life policy purchases and sales, servicing fees, and management fee receivables are classified as related party transactions. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.
During 2025, the Company established Abacus Enhanced Income Fixed LP, Abacus Enhanced Income Plus LP, Abacus Premiere Income Fixed LP, and Abacus Premiere Income Plus LP (collectively the “LP Funds”) and respective wholly owned general partner entities for the purpose of managing the LP Funds and servicing the policies invested by the LP Funds. The Company concluded that it does not have a controlling financial interest in the LP Funds pursuant to ASC 810-10. Accordingly, the LP Funds are not consolidated in the Company's financial statements. It was determined that the Company’s management has significant influence over the significant activities of the unconsolidated LP Funds through contract but does not have significant economic interest through equity or otherwise. As a result, all transactions between the Company and the LP Funds, including life policy purchases and sales, servicing fees, and management fee receivables are classified as related party transactions. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.
During 2025, the Company established 2025 LMA LLC (“Securitized Entity”) for the purpose of providing investors with a pool of life policies through a sale of life policies and to serve as static collateral pool to secure their investment in a promissory note issued by the Securitized Entity. The Company, through its LMA subsidiary, services the static collateral pool. The Company concluded that it was not the primary beneficiary in the Securitized Entity due to lack of power pursuant to ASC 810. Accordingly, the Securitized Entity is not consolidated in the Company's financial statements. It was determined that while the Company’s management does not have the authority to establish policies or make significant decision impacting the Securitization Fund, it is serving as the servicer for the securitized static collateral pool under the direct supervision of an independent manger. As a result, life policy sales and fee revenue earned by LMA from the Securitized Entity is presented as related party servicing revenue in the Company's consolidated financial statements. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.
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
Revenue related to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2025	2024
Asset management	$33,845,393	$3,613,650
Life solutions	200,675,058	108,276,508
Technology services	717,185	33,628
Total revenue	$235,237,636	$111,923,786
Cost of revenue (including stock-based compensation) related to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2025	2024
Asset management	$13,856,483	$1,896,819
Life solutions	12,896,503	9,241,922
Technology services	2,105,048	232,992
Total cost of revenue (including stock-based compensation)	$28,858,034	$11,371,733
Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income (loss) is as follows:

	Year Ended December 31,
	2025	2024
Asset management	$19,988,910	$1,716,831
Life solutions	187,778,555	99,034,586
Technology services	(1,387,863)	(199,364)
Total gross profit	$206,379,602	$100,552,053

Sales and marketing	(14,582,253)	(9,063,384)
General and administrative (including stock-based compensation)	(87,796,971)	(81,734,518)
Depreciation and amortization expense	(18,605,114)	(7,910,158)
Other income, net	625,839	38,040
Loss on change in fair value of warrant liability	(1,704,193)	(2,702,040)
Interest expense	(38,793,937)	(18,279,686)
Interest income	3,860,997	2,398,691
Gain (loss) on change of fair value of debt	3,362,103	(4,835,351)
Unrealized gain (loss) on investments	—	(238,012)
Realized gain on equity securities, at fair value	—	2,341,066
Income tax expense	(15,434,121)	(5,484,738)

	Year Ended December 31,
	2025	2024
Less: Net (income) loss attributable to non-controlling interest	(786,683)	956,987
NET INCOME (LOSS) ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$36,525,269	$(23,961,050)
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
Revenue by geographic location:

	Year Ended December 31,
	2025	2024
United States	$202,360,482	$97,576,386
Luxembourg	29,928,823	10,415,644
Other	2,948,331	3,931,756
Total revenue	$235,237,636	$111,923,786
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
Commitment—The Company entered into a Strategic Services and Expenses Support Agreement (“SSES” or “Expense Support Agreement”) with the Providers in exchange for an option to purchase the outstanding equity ownership of the Providers. Pursuant to the Expense Support Agreement, the Company provides financial support and advice for the expenses of the Providers incurred in connection with their life settlement transactions businesses and the Providers are required to hire a life settlement transactions operations employee of an affiliate of the Company. No later than December 1 of each calendar year, the Company provides a budget for the Providers, in which the Company commits to extend financial support for all operating expenses up to the budgeted amount. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Providers incurred in the ordinary course of business, excluding the premiums paid for the Providers insurance coverages that are allocable to the insurance coverage provided to the Providers, which owns all the outstanding membership interests of the Providers if unrelated to the Providers settlement business. This agreement expired at the end of 2025 and was not renewed. For the years ended December 31, 2025, and 2024, the Company incurred $395,000, and $172,136 of expenses, related to the Expense Support Agreement respectively, which is included in the other expense in the consolidated statements of operations and comprehensive income (loss) and have not been reimbursed by the Providers.
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

	Fair Value Hierarchy
As of December 31, 2025	Level 1		Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—		$—	$468,857,929	$468,857,929
Other investments	—	—	—	18,253,585	18,253,585
Available-for-sale securities, at fair value, net	—		—	3,108,750	3,108,750
Total assets held at fair value	$—		$—	$490,220,264	$490,220,264
Liabilities:
Current portion of long-term debt, at fair value	$—		$—	$114,424,000	$114,424,000
Total liabilities held at fair value:	$—		$—	$114,424,000	$114,424,000

	Fair Value Hierarchy
As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$370,398,447	$370,398,447
Other investments	—	—	1,850,000	1,850,000
Available-for-sale securities, at fair value	—	—	2,205,904	2,205,904
Total assets held at fair value	$—	$—	$374,454,351	$374,454,351
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$37,430,336	$37,430,336
Long-term debt, at fair value	—	—	105,120,100	105,120,100
Private placement warrants	—	—	9,345,000	9,345,000
Total liabilities held at fair value:	$—	$—	$151,895,436	$151,895,436
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
The Company purchases policies from individuals or institutions, bundles those policies into tranches and sells to institutions, insurance carriers or funds that are attracting new investors. These initial purchases happen in the secondary market and the tertiary market. The secondary market is different from the principal or most advantageous market for purchasing policies and has less competition due to state-by-state licensing requirements. The Company leverages its broad policy base and extensive network, to offer individual policies that provide enhanced standalone value. This is achieved by precisely matching each policy’s risk profile to the specific needs of fund managers, institutions, insurance carriers, or funds as well as bundling secondary market originated policies with those originated in the tertiary market. This tailored approach attracts new investors by making it easier to identify and acquire policies that align with their investment objectives. This approach enhances realized gains because it increases market liquidity, broadens the investor base, and enables more efficient price discovery, which in turn supports higher policy values. Our historical realized gains on policies sold, are materially consistent regardless of where policies are originated.

For policies carried at fair value, the valuation is based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset. Fair value is determined using a discounted cash flow (“DCF”) with Monte Carlo simulation to determine the fair value of each policy. The Company’s model uses a discount rate based on historical realized gains applied to the policies in inventory analyzed by risk category. The valuation process uses significant assumptions, including survival probabilities and mortality assumptions informed by third-party life expectancy reports and a base mortality table (SOA 2015 VBT) adjusted via a mortality rating to match the risk-adjusted life expectancy, and market-calibrated discount rates.
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
•Historical realized gains, which represents the historical realized gains on life insurance policies sold: Each policy is fundamentally anchored by historical realized gains for policies that the Company has transacted over recent years. These historical realized gains represent the internal rates of return (“IRR") that equate the discounted cash flows of sold policies to their actual sale prices, providing direct market-based discount rates for the valuation model. Historical realized gains represent the average realized gain on policies sold as a percentage of the sum of the original cost of the corresponding life settlement policy and the related lifetime continuing costs (e.g., premium costs). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs. These realized gains include policies sold to third-parties and to funds that are managed or serviced by us, which we consider to be related parties. We believe these trades are representative of the market price at the time of the transaction based on third-party independent valuation of the policies sold to these funds, which are reviewed by the third-party independent investors before investing in these funds to meet their independent investment objectives. The discount rates used in the discounted cash flow calculations are derived from these historical realized gains, categorized by risk score, and adjusted for current conditions. Historical realized gains represents the evenly spread weighted average realized gains on a quarterly basis over the last 8 quarters of issued financial statements.
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
Data Sources: Valuations are fundamentally based on historical realized gains analysis from over one thousand policy transactions, representing actual transaction-based IRRs by risk category. Current market conditions are incorporated through ongoing discussions with investors such as institutional asset managers, credit unions, regional banks, and reinsurers, and proprietary risk modeling developed from the Company's transaction history.
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of December 31, 2025:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
$468,857,929	Discounted cash flow with Monte Carlo simulation	Discount rate	13%	13% —15%
		Historical realized gains by risk category	25%	21% —56%[1]
		Life expectancy (months)	45 months	1 month —267 months
		Risk score	2.16	1 —5
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of December 31, 2024:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
$370,398,447	Discounted cash flow with Monte Carlo simulation	Discount rate	20%	17% —21%
		Historical realized gains by risk category	20%	6% —56%[1]
		Life expectancy (months)	71 months	5 months —311 months
		Risk score	1.86	1 —5

For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $918,305 at December 31, 2025 and $1,083,977 at December 31, 2024, respectively.
Discount Rate Sensitivity—13% was determined to be the weighted average discount rate used to estimate the fair value of policies held by the Company and its investment funds. If the discount rate increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of December 31, 2025, would be as follows:

	Fair Value	Change in Fair Value	Implied Realized Gain
+1%	$453,948,938	(14,908,991)	21%
No change	468,857,929		25%
-1%	$484,836,250	15,978,321	29%
Historical Realized Gains Sensitivity—While the weighted average discount rate can fluctuate based on the overall mix of policies included in the company's portfolio at any given time, the discount rates are determined using historical realized gains by risk category, which have a more consistent weighted average. As a result, we have supplementally added an additional sensitivity analysis for realized gains. The fair value of life settlement policies is sensitive to changes in key unobservable inputs used to estimate the fair value of policies held by the Company and its investment funds. The historical realized gains represents the total actual sales price of policies less their total cost basis divided by their total cost basis. The sensitivity analysis is intended to illustrate the potential increase or decrease if policies sold for an average of 1% above or below their determined sale price. The fair market value of the Company’s policies would increase when historical realized gains on life insurance policies sold increases. If the historical realized gains increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of December 31, 2025, would be as follows:

	Fair Value	Change in Fair Value
+1%	$472,996,144	$4,138,215
No change	468,857,929	—
-1%	$465,488,269	$(3,369,660)
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of December 31, 2025:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating[1]
Transamerica	11.9%	13.5%	A
John Hancock Life Insurance Company (U.S.A.)	15.7%	12.5%	A+
Lincoln National Life Insurance Company	11.2%	11.6%	A
1 Carrier ratings are based on AB Best ratings.
The following table provides a rollforward of the fair value of life insurance policies for the year ended December 31, 2025:

Fair value at December 31, 2024	$370,398,447

Policies purchased	525,468,025
Matured/sold policies	(476,295,589)
Unrealized gain on held policies	49,287,046
Fair value at December 31, 2025	$468,857,929

Gains or losses recognized in life solutions revenue in the consolidated statements of operations and comprehensive income (loss):
Realized gain on matured/sold policies	$178,588,216
Premiums paid	(36,359,521)
Unrealized gain on held policies	49,287,046
Revenue from life insurance policies held using the fair value method	$191,515,741

The following table provides a roll forward of the fair value of life insurance policies for the year ended December 31, 2024:

Fair value at December 31, 2023	$122,296,559
Policies purchased	363,663,216
Matured/sold policies	(169,348,157)
Unrealized gain on held policies	53,786,829
Fair value at December 31, 2024	$370,398,447

Gains or losses recognized in life solutions revenue in the consolidated statements of operations and comprehensive income (loss):
Realized gain on matured/sold policies	$50,844,818
Premiums paid	(16,270,616)
Unrealized gain on held policies	53,786,829
Revenue from life insurance policies held using the fair value method	$88,361,031
Long-Term Debt—See Note 14, Long-Term Debt for background information on the market-indexed debt. The Company elected the fair value option in accounting for certain debt instruments. Fair value is determined using Level 3 inputs. The valuation methodology for the LMATT notes was based on the Black-Scholes-Merton option-pricing formula and a discounted cash flow analysis. Inputs to the Black-Scholes-Merton model included (i) the S&P 500 Index price, (ii) S&P 500 Index volatility, (iii) a risk-free rate based on data published by the US Treasury, and (iv) a term assumption based on the contractual term of the LMATT Notes. The discounted cash flow analysis included a discount rate that was based on the implied discount rate developed by calibrating a valuation model to the purchase price on the initial investment date. The implied discount rate was evaluated for reasonableness by benchmarking it to yields on actively traded comparable securities. The last of the LMATT notes was paid off in January 2025 based on the historical cost of $11,229,560 as of December 31, 2024. As a result, the accumulated total change in fair value of the debt was reversed resulting in a gain of $3,362,103 for the year ended December 31, 2025, which is included within the gain on change in fair value of debt within the consolidated statement of operations and comprehensive income (loss).

The following table provides a rollforward of the fair value of the outstanding debt for the year ended December 31, 2025:

Fair value at December 31, 2024	$142,550,436
Debt issued to third parties	26,048,884
Repayment of debt	(51,226,628)
Unrealized gain on change in fair value (risk-free)	(3,362,103)
Change in estimated fair value of debt	(3,362,103)
LMA Income Series, LP excess return accrual	143,629
Deferred issuance costs	269,782
Fair value at December 31, 2025	$114,424,000
The following table provides a rollforward of the fair value of the outstanding debt for the year ended December 31, 2024:

Fair value at December 31, 2023	$68,348,556
Debt issued to third parties	73,475,570
Repayment of debt	(4,040,758)
Unrealized gain on change in fair value (risk-free)	4,835,351
Unrealized loss on change in fair value (credit-adjusted) included in OCI	145,166
Unrealized gain on change in fair value (credit-adjusted) included in equity of NCI	52,410
Change in estimated fair value of debt	5,032,927
LMA Income Series, LP excess return accrual	470,463
Deferred issuance costs	(736,322)
Fair value at December 31, 2024	$142,550,436
Private Placement Warrants—The Company had — and 8,900,000 private placement warrants (“Private Placement Warrants”) outstanding as of December 31, 2025 and December 31, 2024, respectively. The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented separately in the consolidated statements of operations and comprehensive income (loss).
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
During the third quarter, all 8,900,000 Private Placement Warrants were redeemed and exchanged for 2,035,536 shares of the Company’s common stock at an average share price of approximately $5.44. As part of the conversion, the Company recognized a loss on extinguishment of $1,704,193 recorded in loss of change in fair value of warrant liability on the consolidated statements of operation and comprehensive income (loss), which was the difference between the fair value of the issued shares of $11,049,193 recorded in additional paid-in-capital on the consolidated balance sheets and the fair value of the exchanged Private Placement Warrants of $9,345,000 derecognized warrant liability on the consolidated balance sheets. The exchange of the private warrants for common stock resulted in $2,800,418 tax charge to additional paid-in-capital on the consolidated balance sheets. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity for additional information.
Available-for-Sale Investment—The convertible promissory notes are classified as an available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of December 31, 2025 and December 31, 2024, the Company evaluated the fair value of its Convertible Promissory Notes and determined that the fair value approximates the carrying value of $3,108,750 and $2,205,904, respectively.
Other Investments—The Company determines fair value using Level 3 inputs under the measurement alternative. These investments are recorded at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively. As of December 31, 2025, and 2024, the Company determined that the carrying value of $18,253,585 and $1,850,000, respectively, is the fair value for these equity investments in privately held companies, given that there have been no observable price changes. Refer to Note 9, Other Investments and Other Assets for additional information.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash and cash equivalents, accounts receivables, accounts receivable, related party, income tax receivables, accrued expenses, and other current liabilities approximates fair value due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	Maturity Date	December 31, 2025	December 31, 2024
Market-indexed notes, at fair value:
LMATT Series 2024, Inc.	December 31, 2024	$—	$14,591,663
Secured borrowing:
Senior Secured Credit Facility	December 10, 2030	148,875,000	100,000,000
Deferred issuance costs and discounts		(3,655,384)	(3,797,594)
Secured borrowing, at fair value:
LMA Income Series, LP	December 31, 2025	—	22,838,673
LMA Income Series II, LP	March 31, 2026	114,890,540	105,856,422
Deferred issuance costs		(466,540)	(736,323)
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	November 15, 2028	135,379,475	133,377,075
Sponsor PIK Note	July 5, 2028	14,114,199	12,525,635

	Maturity Date	December 31, 2025	December 31, 2024
Market-indexed notes, at fair value:
Deferred issuance costs and discounts		(3,318,698)	(3,837,451)
Total debt		405,818,592	380,818,100
Less current portion of long-term debt		(115,924,000)	(38,430,336)
Total long-term debt		$289,894,592	$342,387,764
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
The SSCF contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate asset value held at the loan parties to the sum of the outstanding principal amounts of the loans. The SSCF restricts the payment of dividends and distributions and the ability of the Company to make certain investments, incur certain indebtedness and liens and sell assets, in each case subject to important exceptions. The SSCF also includes various financial covenants, each measured on a quarterly basis, including (A) a maximum Secured Leverage Ratio (as defined in the SSCF Credit Agreement), (B) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the SSCF Credit Agreement) and (C) a minimum Asset Coverage Ratio (as defined in the SSCF Credit Agreement). In addition, the SSCF Credit Agreement includes customary events of default, including failure to pay interest or principal in a timely manner, failure to comply with covenants, cross-defaults to other material indebtedness, certain bankruptcy related events and subject to certain threshold and notices requirements as set forth in the Credit Agreement. The Company is in compliance with its debt covenants as of December 31, 2025.
In connection with the SSCF, certain wholly owned and material subsidiaries of the Company issued a guaranty with respect to the obligations of the Company under the SSCF Credit Agreement and related documents (the “SSCF Credit Facility Guaranty”). which excludes the assets of LMATT Series 2024, Inc., LMA Income Series, LP, and LMA Income Series II, LP. Additionally, the Company and the guarantors party to the SSCF Credit Facility Guaranty entered into a security agreement (the “SSCF Credit Facility Security Agreement”) which secures the SSCF Credit Facility on primarily all assets of the Company and each guarantor on a first lien basis to the exclusion of certain Excluded Assets (as defined in the SSCF Credit Agreement), including the life insurance policies owned by the Company and each Guarantor.
LMATT Series 2024, Inc. Market-Indexed Notes
On March 31, 2022, LMATT Series 2024, Inc., which the Company consolidates for financial reporting, issued $10,166,900 in market-indexed private placement notes. The note, titled the Longevity Market Assets Target-Term Series (LMATTS) 2024, was a market-indexed instrument designed to provide upside performance exposure of the S&P 500 Index, while limiting downward exposure. The note matured in December of 2024, the principal, plus the return based upon the S&P 500 Index were repaid in January 2025. The note had a feature to protect debt holders from market downturns, up to 40%. Any subsequent losses below the 40% threshold were to reduce the note on a one-to-one basis. As of December 31, 2025, $— of the principal amount remained outstanding.
During January 2025, the Company paid $11,229,560 to extinguish the notes.
The notes were held at fair value, which represented the exit price, or anticipated price to transfer the liability to a third party. As of December 31, 2025 and December 31, 2024, the fair value of the LMATT Series 2024, Inc. notes was $— and $14,591,663, respectively.
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
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2025.
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
Dividends paid and accrued were included in interest expense. The excess dividend returns were not paid by LMA Income Series, LP until termination, were considered non-cash interest expense, and were included in the principal balance outstanding. As of December 31, 2025 and December 31, 2024, $143,630 and $949,229 in non-cash interest expense was added to the outstanding principal balance, respectively.
During 2025, the Company paid $22,982,303 to extinguish this secured borrowing.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2025 and December 31, 2024, the fair value of the secured borrowing was $— and $22,838,673, respectively. LMAIS was secured by its assets, which included cash, accounts receivable, and life settlement policies.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC, formed a limited partnership, LMA Income Series II, LP (“LMAIS II”), and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years ending in March 2026 with the ability to extend for two additional one-year periods ending on June 30, 2027 and on December 31, 2028. The limited partners receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment of less than $500,000, 8.00%; between $500,000 and $1,000,000, 8.25%; and over $1,000,000, 8.50%. Thereafter, 100% of the excess are to be paid to the General Partner.
It was determined that LMA Series, LLC is the primary beneficiary of LMA Income Series II, LP and thus has fully consolidated the limited partnership in its consolidated financial statements for the year ended December 31, 2025.
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
During 2025, LMA Income Series II GP LLC, through the LMA Income Series II LP, admitted $26,048,884 additional limited partnership interests and redeemed $17,014,765 existing limited partnership interests.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of December 31, 2025 and December 31, 2024, the fair value of the secured borrowing was $114,890,540 and $105,856,422, respectively. LMAIS II is secured by its assets, which includes cash, accounts receivable, and life settlement policies totaling $205,196,534 as of December 31, 2025, which represents an asset coverage ratio of 1.79x.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.0% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of December 31, 2025 and December 31, 2024, $3,642,551 and $1,409,770 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 (the “Maturity Date”) and may be prepaid at any time in accordance with its terms without any premium or penalty. Non-cash Interest expense recognized for the years ended December 31, 2025 and 2024 was $1,588,564 and $1,409,770, respectively.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, as of December 31, 2025 are as follows:

Years	Amount
2026	$116,390,540
2027	1,500,000
2028	150,993,674
2029	1,500,000
2030	142,875,000
Total	$413,259,214
15.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. 5,000 shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2025, there were 104,879,752 shares of common stock issued, of which 97,473,634 are outstanding and 7,406,118 shares were held in treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities. As of December 31, 2024, the Company had 96,731,194 shares of common stock issued, of which 95,682,968 were outstanding and 1,048,226 shares were held in treasury stock.
Preferred Stock

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
The Offer and Consent Solicitation expired at 11:59 p.m., Eastern Time, on July 29, 2025. 18,188,277 of the warrants (including 500 warrants tendered through guaranteed delivery), or approximately 88% of the outstanding warrants at that time, were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. The Company accepted all validly tendered warrants for exchange and settlement on or before July 30, 2025. In addition, pursuant to the Consent Solicitation, the Company received the approval of parties representing approximately 83% of the outstanding Public Warrants and approximately 94% of the outstanding Private Placement Warrants to enter into the Warrant Amendment, which exceeded the threshold of 50% of the outstanding public warrants required to effect the Warrant Amendment. Accordingly, the Company and Continental Stock Transfer & Trust Company entered into the Warrant Amendment, dated July 30, 2025, and the Company exercised its right, in accordance with the terms of the Warrant Amendment, to exchange each warrant that is outstanding upon the closing of the Offer for 0.207 shares of common stock per warrant. The Public Warrants were suspended from trading on the Nasdaq as of the close of business on August 14, 2025, and were delisted. The Company issued 4,687,332 shares of common stock in exchange for the warrants tendered in the Offer, of which 2,651,796 shares were issued to convert the 11,723,395 Public Warrants outstanding at the time of the conversion with an average share price of $5.54. As of December 31, 2025, the Company had no public warrants (“Public Warrants”) outstanding, which were accounted for as equity instruments. As discussed in Note 13, Fair Value Measurements, there are — Private Placement Warrants as of December 31, 2025.
Dividend
In the fourth quarter of 2025, our board of directors approved a cash dividend of $0.20 per share of outstanding common stock. The 2025 cash dividend was paid in December 2025. Subject to legally available funds and future declaration by our board of directors, we currently intend to continue to pay an annual cash dividend on our outstanding common stock. The declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs.
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
On April 9, 2025, on June 5, 2025, and on November 6, 2025 the Company’s Board of Directors authorized the Company to repurchase up to an additional $15,000,000, $20,000,000, and $10,000,000, respectively, extending the term of the program by 18 months to May 2027.
As of December 31, 2025, $4,191,405 remained available for repurchase under the stock repurchase programs.
The following table summarizes stock repurchase activity under our stock repurchase program:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	1,048,226	$12,025,137	$11.61
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 28, 2025	—	—	—
March 1, 2025 to March 31, 2025	—	—	—
April 1, 2025 to April 30, 2025	1,763,303	14,023,198	7.98
May 1, 2025 to May 31, 2025	477,223	4,083,214	8.57
June 1, 2025 to June 30, 2025	2,840,951	16,945,369	5.99
July 1, 2025 to July 31, 2025	596,379	3,192,124	5.35
August 1, 2025 to August 31, 2025	—	—	—
September 1, 2025 to September 30, 2025	—	—	—
October 1, 2025 to October 31, 2025	—	—	—
November 1, 2025 to November 30, 2025	—	—	—
December 1, 2025 to December 31, 2025	680,036	5,539,553	8.15
As of December 31, 2025	7,406,118	$55,808,595	$7.54
16.STOCK-BASED COMPENSATION
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

After the approved amendment to the Long-Term Incentive Plan, 975,142 shares of common stock remained available for issuance.
The following table shows a summary of the unvested restricted stock under the 2023 Long-Term Equity Compensation Incentive Plan as of December 31, 2025 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2024	3,475,760	$6.98
Granted	4,201,688	7.67
Vested	(2,073,489)	6.62
Forfeited	(1,143,634)	8.31
Restricted stock units, unvested, December 31, 2025	4,460,325	$7.36
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
At the time of the award, the Company did not intend to pay dividends for the foreseeable future. The expected volatility reflects the Company’s past daily common stock price volatility. The risk-free interest rate is derived using the term matched U.S. Treasury constant maturity yields. The expected stock option life is based on the average of the average time to vest and the remaining contractual term.
The following table shows the status of, and changes in, common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2024	345,263	$12.37
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, December 31, 2025	345,263	$12.37
2025 CEO One-Time Equity Award
In May 2025, the Company’s board of directors approved a one-time equity award of 2,000,000 shares to the Company’s CEO if at any time during 2025 the Company’s average market capitalization, based on the closing price, exceeded $2 billion over any consecutive trailing 20-trading day period. This market capitalization this milestone was not deemed to be probable at any point during 2025 and was not met.
2025 Performance-based Restricted Stock Units
In May 2025, the Company’s board of directors awarded 2,816,228 performance-based RSUs to the Company’s officers that will vest and be converted to shares of the Company’s common stock based on both 2025 Company performance and time-based conditions (“Performance-Based RSUs”). If the Company achieved 2025 Adjusted Net Income of $140 million (the “Stretch Target”), then 100% of the Stretch Target Performance-Based RSUs will vest in equal annual installments over a three-year period. If the Company achieves 2025 Adjusted Net Income of $70 million (the “Target”), then 50% of the Performance Based RSUs granted will be forfeited and the remaining 50% will be subject to time-based vesting. Interpolation will be applied if performance is achieved between 0% and 200% of the Target with the Performance Based RSUs that are not forfeited subject to Time Based Vesting. The Company defines Adjusted Net Income as net income (loss) attributable to the Company adjusted for non-controlling interest income, amortization, change in fair value of warrants, business acquisition costs and special legal costs, and non-cash stock-based compensation and the related stock-based limitation tax effect before the estimated tax effect (“Gross Adjusted Net Income”). Gross Adjusted Net Income is not a measure of financial performance under GAAP and should not be considered substitutes for the corresponding GAAP measure of net income (loss) in the consolidated statements of operations and comprehensive income (loss). Performance-Based RSUs that are not forfeited may be subject to accelerated vesting and immediate conversion to Company common stock based on the achievement of certain market capitalization targets. For the year ended December 31, 2025, the Company achieved a Gross Adjusted Net Income of $85,660,633 or approximately 122% of the Target Adjusted Net Income resulting in a forfeiture of 1,093,088 of awarded Performance-Based RSUs at the Stretch Target.
Summary of Stock-Based Compensation Expense
Compensation costs recognized for RSUs and stock options were $15,519,382 and $43,435,215 for the years ended December 31, 2025 and 2024, respectively. The year ended December 31, 2024 included $36,669,055 of CEO Restricted Stock that was fully vested on November 21, 2024, the date the Company’s board of directors approved accelerating the vesting related to a restriction agreement with the Company’s CEO dated June 30, 2023.
For the years ended December 31, 2025 and 2024, $1,877,998 and $1,585,379 of the compensation costs was recorded in cost of revenue (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively. For the years ended December 31, 2025 and 2024, $13,641,384 and $41,849,836 of the compensation costs is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income (loss), respectively.
As of December 31, 2025, there was approximately $26,489,241 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 2 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee contributions and may choose to make additional discretionary contributions to the 401(k) Plan. For the years ended December 31, 2025 and 2024, the Company recognized expenses related to the 401(k) Plan amounting to $667,629 and $384,669, respectively. For the years ended December 31, 2025 and 2024, the Company did not make discretionary contributions.

18.INCOME TAXES
For the years ended December 31, 2025 and 2024, the Company recorded provision for income taxes of $15,434,121 and $5,484,738, respectively. The effective tax rate was 29.26% for the year ended December 31, 2025 was mainly due to state income taxes and permanent differences related to IRS Section 162(m) limitations and IRS Section 264(f) disallowed interest. The effective rate for the year ended December 31, 2024 was (28.22)% was mainly due to permanent differences related to IRS Section 162(m) limitations and business acquisition transaction costs.
The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2025	2024
Current provision:
Federal	$10,834,270	$(640,833)
State	2,289,002	(132,993)
Foreign	1,486,175	258,995
Total current tax	14,609,447	(514,831)
Deferred provision:
Federal	2,523,486	5,582,741
State	522,121	1,155,096
Foreign	(2,220,933)	(738,268)
Total deferred tax	824,674	5,999,569
Provision for income taxes	$15,434,121	$5,484,738
The Company did not have any unrecognized tax benefits relating to uncertain tax positions as of December 31, 2025, and 2024, and did not recognize any interest or penalties related to uncertain tax positions as of December 31, 2025, and 2024.
The reconciliation of taxes at the federal statutory rate to provision for income taxes in accordance with the guidance after the adoption of ASU 2023-09, as described in Note 2, Summary of Significant Accounting Policies is as follows:

	For the Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory rate	$11,076,675	21.00%
State and local income taxes, net of federal income tax effect[1]	2,766,764	5.24%
Foreign tax effects	230,960	0.44%
Nontaxable or nondeductible items	1,142,193	2.17%
Other adjustments	217,529	0.41%
Effective tax rate	$15,434,121	29.26%

[1] State taxes in Florida make up the majority (greater than 50 percent) of the tax effect in this category.
The reconciliation of taxes at the federal statutory rate to provision for income taxes in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

For the Year Ended December 31,
2024
Income tax benefit computed at federal statutory rate	$(4,080,993)
Restricted stock award deductions limited by IRC 162(m)	9,151,161
Transaction costs	1,444,257
Change in tax rates	(544,894)
State income taxes, net of federal tax benefit	(844,377)
Other	105,335
Valuation allowance	254,249
Income tax at effective rate	$5,484,738
Cash paid for income taxes, net of refunds, after the adoption of ASU 2023-09 is as follows:

For the Year Ended December 31,
2025
U.S federal	$6,500,000
State
Florida	1,800,000
Foreign
Luxembourg	887,435
Total cash paid for income taxes, net of refunds	$9,187,435
Cash paid for income taxes, net of refunds, prior to the adoption of ASU 2023-09 was $2,146,846 for the year ended December 31, 2024.
The effects of temporary differences that give rise to significant components of deferred tax assets and liabilities at December 31, are as follows:

	2025	2024
Deferred tax assets:
Basis difference related to life insurance policy sales	$6,263,292	$1,963,194
Warrant liability	—	2,368,490
Interest expense carryforward	2,129,422	935,149
Stock-based compensation	1,839,210	1,668,623
Right of use liability	621,971	590,345
Change in fair value of debt	—	834,653
Deferred compensation	2,159,370	1,077,061
Capitalized transaction costs	660,871	714,095
Net operating loss carryforwards	3,268	521,687
	13,677,404	10,673,297
Less: valuation allowance	—	(254,249)
Deferred tax assets	13,677,404	10,419,048
Deferred tax liabilities:
Basis difference in intangible assets	(13,630,460)	(17,760,617)

	2025	2024
Change in fair value of life insurance policies (policies held at fair value method)	(17,087,420)	(12,509,221)
Basis difference in investments	(12,821,488)	(6,426,108)
Other, net	(352,196)	(501,967)
Deferred tax liabilities	(43,891,564)	(37,197,913)
Net deferred tax liability	$(30,214,160)	$(26,778,865)
Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In 2025 the Company did not have a tax valuation allowance.
The Company does not have significant federal or state net operating losses that can be carried forward indefinitely. The federal net operating losses may be used to offset 80% of taxable income in a given year.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at December 31, 2025 and 2024 and did not recognize any interest or penalties related to uncertain tax position at December 31, 2025 and 2024. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income (loss) during 2026.
The Company’s tax returns are subject to examination by relevant taxing authorities. None of the Company’s tax returns are under audit. As of December 31, 2025, tax years for 2024, 2023, and 2022, are subject to examination by the relevant tax authorities.
19.RELATED-PARTY TRANSACTIONS
The Sponsor PIK Note payable of $14,114,199 is recorded as a related-party transaction given the relationship between the Sponsor and the Company. Refer to Note 14, Long-Term Debt for more information.
Life policy sales to from the Carlisle Funds, LP Funds, and the Securitized Funds are considered related party activity. Life policy purchases from the Carlisle or LP Funds are also considered related party activity. In addition, management fees, performance fees, servicing fees and certain expense reimbursement from the Carlisle Funds, LP Funds, and Securitized Fund are considered related party transactions. The servicing fee charged to the Carlisle Funds, LP Funds, and Securitized Fund is $1,000 per policy per year, $996 per policy per year, and 100 basis points of the value of the collateral pool per year, respectively. The Company charges a fixed management fee to the Carlisle and LP funds that range between fifty and two hundred basis points of AUM divided by 12.
As of December 31, 2025, the Company had $9,320,103 and $14,800,140 current and noncurrent related party receivables due from the related party funds, respectively. As of December 31, 2024, the Company had $7,113,369 and $13,379,301 current and noncurrent related party receivables due from related party funds, respectively. As of December 31, 2025, the current related-party receivable balance was mainly comprised of $6,718,903 and $2,055,170 from the Carlisle Funds related to management fees and policy sales, respectively. As of December 31, 2024, the current related-party receivable balance was mainly due from the Carlisle Funds. All noncurrent related party receivables are due from the Carlisle Funds.
The Company may at times purchase life policies with different risk characteristics and risk profiles from the Carlisle Funds or LP Funds for life solutions revenue purposes. As of December 31, 2025, the Company paid $15,656,875 to acquire policies from the Carlisle Funds. As of December 31, 2025, the Company paid $8,602,285 to acquire policies from the LP Funds.
For the the years ended December 31, 2025 and 2024, the Company recognized $27,593,157 and $2,420,239 in asset management fees from the related party funds, respectively, as follows:

	Years Ended
	December 31, 2025	December 31, 2024
Carlisle Funds	$26,409,968	$2,420,239
LP Funds	1,183,189	—
Total	$27,593,157	$2,420,239
For the the years ended December 31, 2025 and 2024, the Company recognized $37,502,458 and $3,312,202 in net revenue from life policy sales to the Carlisle, LP, and Securitization Funds, respectively. The $37,502,458 revenue for the year ended 2025 was a result of realized gains on sales of $131,901,136, including revenue from investment method policies, offset by the reversals of prior period unrealized gains of $(89,503,908) and premiums paid during the period of $(4,894,770). The revenue $3,312,202 for the year ended 2024 was a result of realized gains on sales of $3,312,202, offset by the reversals of prior period unrealized gains of $— and premiums paid during the period of $—.

	Years Ended
	December 31, 2025	December 31, 2024
Carlisle Funds	$1,808,506	$3,312,202
LP Funds	29,602,088	—
Securitization Fund	6,091,864	—
Total	$37,502,458	$3,312,202
For the Year Ended December 31, 2025 and 2024, the Company recognized $2,075,518 and $471,094 in servicing revenue from related parties, respectively. Refer to Note 10, Consolidation of Variable Interests for additional information on consolidation considerations for the Carlisle, LP, and Securitization Funds. Refer to Note 2, Summary of Significant Accounting Policies for additional information discussing the Company’s revenue recognition polices for transactions with the Carlisle, LP, and Securitization Funds.
The Company had a related-party relationship with Nova Trading (US), LLC (“Nova Trading”), a Delaware limited liability company and Nova Holding (US) LP, a Delaware limited partnership (“Nova Holding” and collectively with Nova Trading, the “Nova Funds”) in 2024. The Company at times purchased policies from the Nova Funds for active management trading purposes. There were no purchases from the Nova Funds during 2025 because it no longer hold life policies and has little to no operating activities. During 2024, the Company paid $98,400,029 to acquire policies from the Nova Funds.
20.LEASES
In February 2024, the Company added additional office space to the existing lease via an amendment. This amendment did not significantly change the overall terms of the amendment signed in 2023 and as a result was treated as a lease modification. The modification increased our right of use asset and liability by $359,352.
On December 2, 2024, the Company recognized a lease right of use asset and liabilities related to office space leased by Carlisle in Luxembourg, as part of the business combination. Refer to Note 3, Business Combinations for additional information. The Carlisle Lease terminates at the end of July 2033. There is no substantive option to terminate the Luxembourg Lease before the end of its term. The Luxembourg Lease increased the Company’s right of use asset and liability by $2,779,748.
In April 2025, the Company added additional office space to the existing lease via an amendment. This amendment did not significantly change the overall terms of the amendment signed in 2023 and as a result was treated as a lease modification. The modification increased our right of use asset and liability by $423,816.
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	As of December 31,
Assets:	2025	2024
Operating lease right-of-use assets	$4,561,692	$4,722,573

Liabilities:
Operating lease liability, current	720,186	515,597
Operating lease liability, non-current	4,637,642	4,580,158
Total lease liability	$5,357,828	$5,095,755
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s lease expense for the periods presented consisted of the following:

	Years Ended December 31,
	2025	2024
Operating lease cost	$1,085,011	$547,570
Variable lease cost	177,530	20,885
Total lease cost	$1,262,541	$568,455
The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of the lease liability:
Operating cash outflows for operating leases	$1,193,432	$217,090
ROU assets obtained in exchange for new lease liabilities	423,816	3,139,100
The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	5.94	6.95
Weighted-average discount rate	9.78%	9.78%

Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at December 31, 2025 are as follows:

Operating leases
2026	$1,150,350
2027	1,184,883
2028	1,220,381
2029	1,256,990
2030	499,258
Thereafter	1,362,138
Total operating lease payments (undiscounted)	6,674,000
Less: Imputed interest	(1,316,172)
Lease liability as of December 31, 2025	$5,357,828
21. EARNINGS (LOSS) PER SHARE
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
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of basic earnings or loss per share attributable to common stockholders:

	Years ended December 31,
	2025	2024
Net income (loss)	$37,311,952	$(24,918,037)
Less: net (income) loss income attributable to noncontrolling interest	(786,683)	956,987
Less: dividends declared on the series A convertible preferred stock	(381,250)	—
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	36,144,019	(23,961,050)
Weighted average shares outstanding for basic earnings (loss) per share	96,141,753	70,761,830
Basic earnings (loss) per share	$0.38	$(0.34)
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Years Ended December 31,
	2025	2024
Net income (loss) attributable to common stockholders for basic earnings (loss) per share	36,144,019	(23,961,050)
Numerator used to calculate diluted earnings (loss) per share	36,144,019	(23,961,050)

Weighted average shares outstanding for basic earnings (loss) per share	96,141,753	70,761,830
Effect of dilutive shares outstanding:
RSUs	2,693,307	—
Series A preferred stock	395,890	—
Weighted average shares for diluted earnings (loss) per share	99,230,950	70,761,830
Diluted earnings (loss) per share	$0.36	$(0.34)
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Years ended December 31,
	2025	2024
RSUs	367,433	1,937,088
Stock Options	277,561	60,100
Public Warrants	—	1,886,409
Private Placement Warrants	—	1,001,022
Total	644,994	4,884,619
As discussed in Note 13, Fair Value Measurements and Note 15 Convertible Preferred Stock and Stockholders’ Equity all Public Warrants and Private Placement Warrants were converted into shares of common stock during the year ended December 31, 2025. Shares issued upon conversion are included in the weighted-average shares outstanding from the date of conversion.

22. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is disclosed below:
Investment Acquisition—On March 12, 2026, the Company announced a $52.9 million acquisition of a minority position in Manning & Napier, a wealth advisory firm to further its strategic goals.
*****
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2025, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment and using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Our Proxy Statement will be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders no later than 120 days after December 31, 2025.
Item 10. Directors, Executive Officers and Corporate Governance
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information required by this Item will be included in the Proxy Statement under the captions Information Regarding the Board of Directors and Corporate Governance and is incorporated by reference herein.
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
2.1
Agreement and Plan of Merger, dated as of August 30, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC, incorporated by reference to Exhibit 2.1 from the Company’s Form 8-K filed on August 30, 2022.

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 14, 2022, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC, incorporated by reference to Exhibit 2.1 from the Company’s Form 8-K filed on October 14, 2022.

2.3
Second Amendment to Agreement and Plan of Merger, dated as of April 20, 2023, by and among East Resources Acquisition Company, LMA Merger Sub, LLC, Abacus Merger Sub, LLC, Longevity Market Assets, LLC and Abacus Settlements, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39403) filed with the SEC on April 20, 2023), incorporated by reference to Exhibit 2.1 from the Company’s Form 8-K filed on April 20, 2023.

2.4
Share Purchase Agreement, by and among Abacus Life, Inc., Carlisle Management Company S.C.A., Carlisle Investment Group S.A.R.L., the Sellers party thereto, Jose Eseteban Casares Garcia, Manorhaven Holdings, LLC, Pacific Current Group Limited, certain equityholders of CMC Vehicle, LLC and Pillo Portsmouth Holding Company, LLC, in its capacity as the Sellers’ Representative thereunder, dated as of July 18, 2024, incorporated by reference to Exhibit 2.1 from the Company’s Form 8-K filed on July 18, 2024.

3.1	Second Amended and Restated Certificate of Incorporation of Abacus Life, Inc., incorporated by reference from to Exhibit 3.1 of the Company’s Form 8-K filed on July 6, 2023.
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Abacus Life, Inc., dated February 27, 2025, incorporated by reference to Exhibit 3.1 from the Company’s Form 8-K filed on March, 5, 2025.

3.3
Amended and Restated Bylaws of the Company, dated February 27, 2025, incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025.

4.1	Specimen Common Share Certificate, incorporated by reference to Exhibit 4.1 from the Company’s Form 8-A/A filed on December 29, 2025.
4.2	Unsecured Promissory Note, dated as of June 30, 2023, issued to Sponsor, incorporated by reference to Exhibit 4.4 from the Company’s Form 8-K filed on July 6, 2023.
4.3
Amended and Restated Unsecured Promissory Note, dated as of July 5, 2023, issued to East Asset Management, LLC, incorporated by reference to Exhibit 4.5 from the Company’s Form 8-K filed on July 6, 2023.

4.4
Base Indenture, dated November 10, 2023, between the Company and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 from the Company’s Form 8-K filed on November 13, 2023.

Exhibit Number	Description
4.5
First Supplemental Indenture, dated November 10, 2023, between the Company and U.S. Bank Trust Company, National Association, as Trustee, including the form of 9.875% Fixed Rate Senior Note due 2028 existing notes, incorporated by reference to Exhibit 4.2 from the Company’s Form 8-K filed on November 13, 2023.

4.6	Form of 9.875% Fixed Rate Senior Notes due 2028, incorporated by reference to Exhibit A of Exhibit 4.2 from the Company’s Form 8-K filed on November 13, 2023.
4.7
Second Supplemental Indenture, dated as of December 2, 2024, between the Company and U.S. Bank Trust Company, National Association, as Trustee, including the form of the notes, incorporated by reference to Exhibit 4.3 from the Company’s Form 8-K filed on December 2, 2024.

4.8
Third Supplemental Indenture, dated as of July 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 filed November 25, 2025.

4.9*	Description of registrant’s securities.
4.10
Certificate of Designations of Abacus Global Management, Inc., designating the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 3.1 from the Company’s Form 8-K filed on March 24, 2025.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.6 from the Company’s Form 8-K filed on July 6, 2023.
10.2	Abacus Life, Inc. Amended and Restated 2024 Long-Term Equity Compensation Incentive Plan, incorporated by reference from Appendix A to the Company’s Proxy Statement filed on April 29, 2024.
10.3
Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. Amended and Restated 2024 Long-Term Equity Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on December 16, 2024.

10.4	Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.7 from the Company’s Form 8-K filed on July 6, 2023.
10.5
Form of Restricted Stock Unit Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.8 from the Company’s Form 8-K filed on July 6, 2023.

10.6	Form of Option Award granted under the Abacus Life, Inc. 2023 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.9 from the Company’s Form 8-K filed on July 6, 2023.
10.7
Credit Agreement, dated as of December 10, 2024, by and among Abacus Life, Inc. as the Borrower, GLAS USA LLC, as the Administrative Agent, GLAS AMERICAS LLC, as the Collateral Agent and the Lenders from time to time party thereto, incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on December 10, 2024.

10.8
Security Agreement, dated as of December 10, 2024, by and among the Grantors party thereto and GLAS USA LLC as Collateral Agent, incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K filed on December 10, 2024.

10.9
Guaranty, dated as of December 10, 2024 among Abacus Life, Inc. the Guarantors party thereto, and GLAS USA LLC as Administrative Agent, incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K filed on December 10, 2024.

10.10	Form of Employment Agreement, incorporated by reference to Exhibit 10.10 from the Company’s Form S-1 filed on July 25, 2023.
10.11
Sponsor Support Agreement, dated as of August 30, 2022, by and among the East Resources Acquisition Company, Sponsor, LMA and Legacy Abacus, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.

10.12
Amendment No. 1 to the Sponsor Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC and East Sponsor, LLC, incorporated by reference from the Company’s 8-K filed December 29, 2023.

10.13
Company Support Agreement, dated as of August 30, 2022, by and among East Resources Acquisition Company, LMA, Legacy Abacus and the other parties signatory thereto, incorporated by reference from the Company’s Form 8-K filed August 30, 2022.

Exhibit Number	Description
10.14
Amendment No. 1 to the Company Support Agreement, dated as of December 20, 2023, by and among Abacus Life, Inc., Longevity Market Assets, LLC, Abacus Settlements, LLC, T. Sean McNealy, K. Scott Kirby, Matthew A, Ganovsky incorporated by reference from the Company’s 8-K filed December 29, 2023.

10.15
Share Lock-Up and Standstill Agreement, dated as of December 2, 2024, by and among the Company and the Stockholders party thereto, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.16
Notes Registration Rights Agreement, dated as of December 2, 2024, by and among the Company and the Holders of the New Notes named therein, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.17
Equity Registration Rights Agreement, dated as of December 2, 2024, by and among the Company and the Holders of the common stock of the Company named therein, incorporated by reference from the Company’s Form 8-K filed December 2, 2024.

10.18	Form of Abacus Option Agreement 2024 Plan, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K, filed on March 28, 2025.
10.19	Form of Abacus RSU Agreement 2024 Plan, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K, filed on March 28, 2025.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 97.1 of the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K, filed on March 21, 2024.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP.
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy, incorporated by reference to Exhibit 97.1 of the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K, filed on March 21, 2024.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) and (vi) the Notes to Consolidated Financial Statements.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on March 13, 2026.

ABACUS GLOBAL MANAGEMENT, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer
Date: March 13, 2026
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