Form 10-Q
period 2026-03-31
Abacus Global Management, Inc.
filed 2026-05-11
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had 95,922,367 shares of common stock, $0.0001 par value per share, issued and outstanding as of May 1, 2026.

ABACUS GLOBAL MANAGEMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,209,747	$38,112,332
Accounts receivable	12,260,137	18,082,473
Accounts receivable, related party	13,297,909	9,320,103
Income taxes receivable	96,224	411,055
Prepaid expenses and other current assets	5,453,056	3,646,850
Total current assets	68,317,073	69,572,813
Property and equipment, net	1,621,754	1,597,896
Intangible assets, net	63,284,242	66,360,444
Goodwill	252,779,884	252,779,884
Operating right-of-use assets	10,339,573	4,561,692
Management and performance fee receivable, related party	14,509,188	14,800,140
Life settlement policies, at fair value	392,770,863	468,857,929
Life settlement policies, at cost	931,353	918,305
Available-for-sale securities, at fair value; net of allowance for credit losses of $1,245,575 at March 31, 2026 and December 31, 2025	3,147,609	3,108,750
Other investments	20,653,585	18,253,585
Other assets	1,439,461	1,428,820
TOTAL ASSETS	$829,794,585	$902,240,258
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$—	$114,424,000
Current portion of long-term debt	1,500,000	1,500,000
Accrued expenses	7,146,873	10,935,292
Current operating lease liabilities	1,327,873	720,186
Contract liabilities, deposits on pending settlements	766,528	169,184
Accrued transaction costs	2,200,698	2,336,177
Other current liabilities	14,092,882	15,853,016
Income taxes payable	8,767,351	2,653,366
Total current liabilities	35,802,205	148,591,221

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	March 31, 2026 (Unaudited)	December 31, 2025
Long-term debt, net	275,802,521	275,780,392
Long-term debt, at fair value	38,156,705	—
Long-term debt, related party	14,541,873	14,114,199
Retrocession fees payable	5,361,714	5,361,714
Noncurrent operating lease liabilities	9,985,924	4,637,642
Deferred tax liability	27,540,858	30,214,160
Warrant liability	—	—
TOTAL LIABILITIES	407,191,800	478,699,328
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Series A convertible preferred stock, $0.0001 par value; 5,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	5,000,000	5,000,000
TOTAL MEZZANINE EQUITY	5,000,000	5,000,000
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 5,000 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 105,039,246 and 104,879,752 shares issued at March 31, 2026 and December 31, 2025, respectively	10,504	10,488
Treasury stock - at cost; 9,055,830 and 7,406,118 shares repurchased at March 31, 2026 and December 31, 2025, respectively	(70,262,583)	(55,808,595)
Additional paid-in capital	522,314,870	515,971,485
Accumulated deficit	(34,460,006)	(41,632,448)
Noncontrolling interest	—	—
TOTAL STOCKHOLDERS' EQUITY	417,602,785	418,540,930
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY	$829,794,585	$902,240,258
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Asset management	$1,042,443	$748,389
Asset management, related party	7,416,701	7,024,688
Life solutions	34,016,667	35,397,311
Life solutions, related party	16,550,621	901,346
Technology services	363,856	67,612
TOTAL REVENUES	59,390,288	44,139,346
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	6,307,385	7,108,407
GROSS PROFIT	53,082,903	37,030,939
OPERATING EXPENSES:
Sales and marketing	4,947,910	2,616,000
General and administrative (including stock-based compensation)	25,872,125	12,263,786
Gain on change in fair value of debt	—	(3,362,103)
Gain on equity securities, at fair value	—	(272,254)
Depreciation and amortization expense	3,934,086	4,758,546
TOTAL OPERATING EXPENSES	34,754,121	16,003,975
OPERATING INCOME	18,328,782	21,026,964
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	—	(4,806,000)
Interest expense	(10,453,592)	(9,618,330)
Interest income	663,223	1,175,001
Other income (expense), net	2,518,593	(44,524)
TOTAL OTHER EXPENSE	(7,271,776)	(13,293,853)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	11,057,006	7,733,111
Income tax expense	3,790,814	2,334,085
NET INCOME	7,266,192	5,399,026
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	759,443
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,266,192	$4,639,583
EARNINGS PER SHARE:
Earnings per share - basic	$0.07	$0.05
Earnings per share - diluted	$0.07	$0.05
Weighted-average stock outstanding—basic	96,775,889	96,193,199
Weighted-average stock outstanding—diluted	99,545,644	97,498,923

NET INCOME	$7,266,192	$5,399,026
COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	7,266,192	5,399,026
Net and comprehensive income attributable to non-controlling interests	—	759,443
COMPREHENSIVE INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,266,192	$4,639,583
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	—	$—	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$(857,831)	$423,294,672
Issuance of series A convertible preferred stock	5,000	5,000,000	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	36,000	(456)	—	—	2,355,852	—	—	2,355,396
Warrant Conversions	—	—	1,134,071	113	—	—	(113)	—	—	—
Common stock issue costs	—	—	—	—	—	—	(470,065)	(3)	—	(470,068)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,639,583	759,443	5,399,026
BALANCE AS OF MARCH 31, 2025	5,000	$5,000,000	97,901,265	$9,790	(1,048,226)	$(12,025,137)	$495,949,787	$(53,257,026)	$(98,388)	$430,579,026

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	5,000	$5,000,000	104,879,752	$10,488	(7,406,118)	$(55,808,595)	$515,971,485	$(41,632,448)	$—	$418,540,930
Repurchase of common stock	—	—	—	—	(1,649,712)	(14,453,988)	—	—	—	(14,453,988)
Stock-based compensation	—	—	159,494	16	—	—	6,343,385	—	—	6,343,401
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	—	(93,750)
Net income	—	—	—	—	—	—	—	7,266,192		7,266,192
BALANCE AS OF MARCH 31, 2026	5,000	$5,000,000	105,039,246	$10,504	(9,055,830)	$(70,262,583)	$522,314,870	$(34,460,006)	$—	$417,602,785
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,266,192	$5,399,026
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,934,086	4,758,546
Stock-based compensation	6,343,401	2,355,396
Amortization of debt issuance costs	864,351	494,130
Unrealized gain on other investments	—	(272,254)
Unrealized loss (gain) on policies, at fair value	35,205,286	(27,012,517)
Gain on change in fair value of debt	—	(3,362,103)
Loss on change in fair value of warrant liability	—	4,806,000
Deferred income taxes	(2,673,302)	1,407,048
Non-cash interest income	(38,859)	(37,434)
Non-cash interest expense, related party	427,674	379,539
Non-cash interest expense	—	117,616
Non-cash lease (benefit) expense	178,088	(71,554)
Changes in operating assets and liabilities:
Accounts receivable	5,822,336	9,534,488
Accounts receivable, related party	(3,977,806)	(399,166)
Management and performance fee receivable, related party	290,952	658,021
Prepaid expenses and other current assets	(1,806,206)	(544,528)
Other Investments	(2,350,000)	—
Other assets	(10,641)	273,951
Accrued expenses	(3,788,419)	(3,382,784)
Accrued transaction costs	(135,479)	(483,206)
Contract liabilities, deposits on pending settlement	597,344	(1,873,248)
Other current liabilities	(1,760,134)	(5,589,233)
Income tax payable	6,113,984	-
Income tax receivable	314,833	152,945
Retrocession fees payable	—	49,500
Due from affiliates	—	(138,985)
Net change in life settlement policies, at fair value	40,881,780	(48,796,999)
Net change in life settlement policies, at cost	(13,048)	(12,889)

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE YEARS ENDED MARCH 31,

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	91,686,413	(61,590,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(133,891)	(224,371)
Purchase of intangible assets	(747,851)	(15,032)
Purchase of other investments	(50,000)	(3,000,000)
Purchase of available for sale securities	—	(500,000)
Net cash used in investing activities	(931,742)	(3,739,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term debt	744,367	16,189,871
Payment of discounts and financing costs	(682)	(156,793)
Repayment of debt	(77,853,203)	(38,415,464)
Common stock issuance transaction costs	—	(470,068)
Repurchase of common stock	(14,453,988)	—
Payment of Series A Convertible Preferred dividend	(93,750)	—
Net cash used in financing activities	(91,657,256)	(22,852,454)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(902,585)	(88,182,551)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	38,112,332	131,944,282
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$37,209,747	$43,761,731
NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Non-cash investment in other investments	$—	$5,000,000
Non-cash issuance of series A convertible preferred stock	—	5,000,000
SUPPLEMENTAL DISCLOSURES:
Interest paid	9,167,637	5,372,786
Unrealized gain on equity investments	5,400,000	—
Impairment loss on equity investments	(3,050,000)	—
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
The accompanying consolidated financial statements (“Interim Financial Statements”) are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) as contained in the Company’s Annual Report on Form 10-K. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP. Accordingly, the Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”). Refer to Note 2 in the Company’s 2025 Annual Report for the full list of the Company’s significant accounting policies. The details in those notes have not changed, except as discussed in Note 2 to the Interim Financial Statements and as a result of normal adjustments in the interim periods. Capitalized terms used and not specifically defined herein have the same meanings given to those terms in our 2025 Annual Report. We also may use certain other terms that are defined within these Interim Financial Statements.
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
The Interim Financial Statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, the results of our operations, and cash flows for the periods presented. The Interim Financial Statements are not necessarily indicative of the results to be expected for the full year, or any other period. All references to financial information in the Interim Financial Statements and in the condensed notes to Interim Financial Statements are unaudited.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
New Accounting Standards—The Company’s management reviews recent accounting standards to determine the impact to the Company’s financial statements. There were no new accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board’s (“FASB”) in addition to those discussed in our 2025 Annual Report that would have an impact to the Interim Financial Statements.
Recently Adopted Accounting Standards

ASU 2025-05—”Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. In July 2025, the FASB issued ASU 2025-05 to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026. The Company elected the practical expedient to estimate expected credit losses for current accounts receivables. The election of the practical expedient provided by this ASU did not have an impact to the Company’s consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements

ASU 2025-11—”Interim Reporting (Topic 270): Narrow-Scope Improvements.” In December 2025, the FASB issued ASU 2025-11 to clarify interim disclosure requirements. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either using a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
Concentrations—Two customers accounted for 13% (related party) and 14% (related party) in revenues related to sales of life insurance policies for the three months ended March 31, 2026. Three customers accounted for 13%, 12%, and 11% of in revenues related to sales of life policies for the three months ended March 31, 2025.
Liquidity—The first redemption date for LMA Income Series II, LP (“LMAIS II”), a limited partnership that is a variable interest entity in which the Company has invested was March 31, 2026 at which point the investors of that entity had the option to (i) redeem their investment, (ii) extend their investment for an additional year, or (iii) invest into an Abacus managed fund launched in March 2025. The next redemption date for LMAIS II will be June 30, 2027. As of March 31, 2026, the related remaining liabilities are included within long-term debt, at fair value within our consolidated balance sheet. Refer to Note 14, Long-Term Debt for additional information related to LMAIS II.
Reclassifications—Certain prior period amounts in these Interim Financial Statements and condensed notes have been reclassified to conform to the current presentation for the three months ended March 31, 2026 and as of the year ended December 31, 2025.
3.BUSINESS COMBINATIONS
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
The NIB Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”), which requires the Company to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The values attributed to intangible assets were based on valuations prepared using Level 3 inputs and assumptions in accordance with ASC 820, Fair Value Measurements (“ASC 820”).

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
The Company finalized the valuations related to the acquired assets and liabilities of AccuQuote, except for acquired receivables, accrued expenses, and other liabilities. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the AccuQuote Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below. No adjustments were made to the valuation for the period ended March 31, 2026.
The following table presents the fair value of the assets acquired and the liabilities assumed in connection with the business combination.

Net Assets Identified	Fair Value (as previously reported)	Adjustments	Adjusted Fair Value
Intangibles	$3,400,000	$—	$3,400,000
Current Assets	2,061,706	—	2,061,706
Deferred Tax Assets	164,408	—	164,408
Accrued Expenses	(844,798)	—	(844,798)
Other Liabilities	(1,906,544)	—	(1,906,544)
Net assets acquired	2,874,772	—	2,874,772
Goodwill	6,390,425	—	6,390,425
Total purchase price	$9,265,197	$—	$9,265,197
Intangible assets were comprised of the following:

Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$2,900,000	10 years	Multi-period excess earnings method
Trade Name	500,000	3 years	Relief from royalty method
Total fair value	$3,400,000

4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended March 31,
	2026	2025
Asset management:
Asset management fees, related party	$6,656,464	$6,698,201
Asset management fees	987,055	729,010
Servicing revenue, related party	760,237	326,487
Servicing revenue	55,388	19,379
Total asset management revenue	8,459,144	7,773,077
Life solutions:
Revenue from life insurance policies using the fair value method, net	31,462,057	32,933,861
Revenue from life insurance policies using the fair value method, related party, net	16,550,621	901,346
Insurance commissions	1,630,676	—
Originations	923,934	2,463,450
Total life solutions revenue	50,567,288	36,298,657
Technology services:
Technology services	363,856	67,612
Total technology services revenue	363,856	67,612
Total revenue	$59,390,288	$44,139,346
Further disaggregation of life solutions revenue:

Three Months Ended March 31,
2026
Life solutions:
Realized gains from life insurance policies sold and matured using the fair value method	$4,963,066
Premiums paid on sold and matured life insurance policies using the fair value method	(80,356)
Premiums paid on life insurance policies held using the fair value method	(5,852,784)
Reversal of unrealized gains from prior quarters related to life insurance policies sold or matured using the fair value method	(10,170,472)
Unrealized gains from life insurance policies held using the fair value method	42,602,603
Revenue from life insurance policies using the fair value method, net	31,462,057
Realized gains from life insurance policies sold and matured using the fair value method, related party	87,931,646

Three Months Ended March 31,
2026
Premiums paid on sold life insurance policies using the fair value method, related party	(3,743,608)
Reversal of unrealized gains from prior quarters related to life insurance policies sold and matured using the fair value method, related party	(67,637,417)
Revenue from life insurance policies using the fair value method, related party, net	16,550,621
Total revenue for life insurance policies using the fair value method	$48,012,678
Refer to Note 19, Related-Party Transactions for additional information related to revenue from related parties.
Asset Management Balances—The Company has the following asset management related balances recorded within the following accounts in the consolidated balance sheets:

Balance Sheet Account	March 31, 2026	December 31, 2025
Management and Performance Fee Receivables:
Accounts receivable, related party	$10,134,293	$6,718,903
Management and performance fee receivable, related party	14,509,188	14,800,140
Total management and performance fee receivables	$24,643,481	$21,519,043
Retrocession Fee Payable:
Other current liabilities	$5,217,445	$4,696,788
Retrocession fees payable	5,361,714	5,361,714
Total retrocession fees payable	$10,579,159	$10,058,502
Contract Balances—We had no contract assets at March 31, 2026 and December 31, 2025. The balances of contract liabilities arising from originated contracts with customers were as follows:

	March 31, 2026	December 31, 2025
Contract liabilities, deposits on pending settlements	$766,528	$169,184
Total contract liabilities	$766,528	$169,184
Revenue recognized during the first quarter of 2026 that was included in our contract liabilities balance at December 31, 2025 was $169,184.
5.LIFE SETTLEMENT POLICIES
As of March 31, 2026, the Company held 659 life settlement policies, of which 656 were accounted for using the fair value method and 3 were accounted for using the investment method (cost, plus premiums paid). Aggregate face value of policies held at fair value was $727,668,136 as of March 31, 2026, with a corresponding fair value of $392,770,863. The aggregate face value of policies accounted for using the investment method was $1,625,000 as of March 31, 2026, with a corresponding carrying value of $931,353. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.

As of December 31, 2025, the Company held 804 life settlement policies, of which 801 were accounted for under the fair value method and 3 were accounted for using the investment method (cost, plus premiums paid). The aggregate face value of policies held at fair value was $1,063,747,674 as of December 31, 2025, with a corresponding fair value of $468,857,929. The aggregate face value of policies accounted for using the investment method was $1,625,000 as of December 31, 2025, with a corresponding carrying value of $918,305.
At March 31, 2026, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt for further details.
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
Policies Carried at Fair Value:
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of March 31, 2026:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	60	$46,982,796	$44,994,259	$37,731,191
1-2	118	133,401,574	132,000,341	90,727,510
2-3	129	173,112,796	180,300,272	109,728,918
3-4	93	101,302,190	99,159,681	50,559,677
4-5	85	82,922,765	79,927,357	39,457,540
Thereafter	171	189,946,015	187,410,340	64,566,027
Total	656	$727,668,136	$723,792,250	$392,770,863
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	56	$37,289,219	$38,364,635	$31,591,831
1-2	107	145,413,973	136,961,406	95,037,912
2-3	172	220,587,453	233,422,730	138,986,632
3-4	103	102,158,681	101,592,187	47,674,052
4-5	104	96,790,034	90,018,094	38,562,604
Thereafter	259	461,508,314	458,781,779	117,004,898
Total	801	$1,063,747,674	$1,059,140,831	$468,857,929
Policies Accounted for Using the Investment Method:

The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of March 31, 2026:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$455,425
Thereafter	2	875,000	898,307	475,928
	3	$1,625,000	$1,648,307	$931,353
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$444,987
Thereafter	2	875,000	898,307	473,318
Total	3	$1,625,000	$1,648,307	$918,305
Estimated premiums to be paid by the Company for its portfolio accounted for using the investment method during each of the five succeeding calendar years and thereafter as of March 31, 2026, are as follows:

2026 remaining	$39,790
2027	53,214
2028	11,946
Total	$104,950
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

6.PROPERTY AND EQUIPMENT—NET
Property and equipment balances are composed of the following:

	March 31, 2026	December 31, 2025
Computer equipment	$1,935,923	$1,802,032
Furniture and fixtures	232,349	232,349
Leasehold improvements	153,780	153,780
Property and equipment—gross	2,322,052	2,188,161
Less: accumulated depreciation	(700,298)	(590,265)
Property and equipment—net	$1,621,754	$1,597,896
Depreciation expense for the three months ended March 31, 2026 and 2025, was $110,033 and $66,826, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $252,779,884 was recognized as a result of the business combinations, which represent the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combinations for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2025	Additions	Adjustments	March 31, 2026
Life Solutions	$147,007,357	$—	$—	$147,007,357
Asset Management	105,772,527	—	—	105,772,527
Total	$252,779,884	$—	$—	$252,779,884
Intangible Assets Acquired comprised of the following:

Asset Type	Net Book Value	Useful Life	Weighted Average Remaining Amortization Period	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	3.8 years	Multi-period excess-earnings method
Customer relationships	31,693,300	3 - 10 years	2.2 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	0.1 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	0.0 years	Replacement Cost Method
Trade Name	2,500,000	3 - 10 years	0.3 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite		Replacement Cost Method
Trade Name	900,000	Indefinite		Relief from Royalty Method
	$94,693,300		6.4 years
Intangible assets and related accumulated amortization as of March 31, 2026 are as follows:

	March 31, 2026
	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Management agreements	$47,400,000	$11,116,825	$36,283,175
Customer relationships	31,693,300	12,732,800	18,960,500
Non-compete agreements	7,400,000	6,122,222	1,277,778
Internally developed and used technology	2,100,000	1,869,445	230,555
Trade Name	2,500,000	377,778	2,122,222
Total	$91,093,300	$32,219,070	$58,874,230

Indefinite Lived Intangible Assets:
State Insurance Licenses	2,700,000	—	2,700,000
Trade Name	900,000	—	900,000
Total	$94,693,300	$32,219,070	$62,474,230

	December 31, 2025
	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Management agreements	$47,400,000	$9,032,419	$38,367,581
Customer relationships	31,693,300	11,335,052	20,358,248
Non-compete agreements	7,400,000	5,930,556	1,469,444
Internally developed and used technology	2,100,000	1,827,777	272,223
Trade Name	2,500,000	286,111	2,213,889
Total	$91,093,300	$28,411,915	$62,681,385

Indefinite Lived Intangible Assets:
State Insurance Licenses	2,700,000	—	2,700,000
Trade Name	900,000	—	900,000
Total	$94,693,300	$28,411,915	$66,281,385

All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite-lived intangible assets was $3,824,053 and $4,633,154 for the three months ended March 31, 2026 and 2025, respectively.
Estimated future amortization of definite-lived intangible assets as of March 31, 2026 is as follows:

2026 remaining	$11,404,795
2027	15,014,728
2028	11,501,255
2029	7,813,616
2030	5,999,171
Thereafter	7,140,665
Total	$58,874,230
The Company also had other insignificant intangible assets of $810,012 and $79,059 as of March 31, 2026 and December 31, 2025, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities (“Convertible Promissory Notes”) for an initial investment of $1,000,000 each. The first note bore an annual interest rate of 8% and matured on September 30, 2025. The unrelated entity that was due to repay the first convertible promissory note on September 30, 2025, stopped operations in August 2025. The Company does not believe that it will be able to recover its investment in this convertible note and related accrued interest, and has recorded an estimated 100% credit loss as of December 31, 2025, and as of March 31, 2026, which includes the accrued interest. The second note bears an annual interest rate of 5% and matures on October 15, 2028. During 2025, the Company acquired an additional interest in the second note of $2,000,000, for a total principal investment of $3,000,000.
The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Notes’ conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. As of March 31, 2026 and December 31, 2025, fair value was $3,147,609 and $3,108,750, which includes accrued accumulated non-cash interest income of $393,184 and $354,325, respectively.
There were no credit losses recognized for the three months ended March 31, 2026 and 2025.
The following tables provide a rollforward of the allowance for credit losses on available-for-sale securities for the three months ended March 31, 2026 and March 31, 2025:

Convertible Promissory Notes
Balance at December 31, 2025	$1,245,575
Current period provision for expected credit losses	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Balance at March 31, 2026	$1,245,575

Convertible Promissory Notes
Balance at December 31, 2024	$—
Current period provision for expected credit losses	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Balance at March 31, 2025	$—

Interest income recognized for the three months ended March 31, 2026 and 2025 was $38,859 and $37,434, respectively.
9.OTHER INVESTMENTS AND OTHER ASSETS
Other Investments—The Company owns convertible preferred and common stock in three and four unrelated entities as of March 31, 2026 and December 31, 2025, respectively. The value of the combined investment was $20,653,585 and $18,253,585 as of March 31, 2026 and December 31, 2025, respectively.
For the three months ended March 31, 2026, the Company impaired an investment by $3,050,000 in one equity investment. The Company received notification that the entity has begun the process to wind down the business due to a failed business sale. This impairment is recorded within Other income (expense), net in the consolidated statements of operations and comprehensive income.
For the three months ended March 31, 2026, the Company recorded a $5,400,000 unrealized gain on one equity investment. The entity had a new capital raise during the period, increasing the underlying value of the investment. This capital raise was considered an orderly transaction in the same equity class as the initial investment, representing the intrinsic value in this investee’s business. The unrealized gain is recorded within Other income (expense), net in the consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2025, the Company acquired $3,000,000 convertible preferred stock and $5,000,000 of common stock in two separate unrelated entity, respectively. The investment of $5,000,000 in common stock was purchased by the Company issuing series A convertible preferred stock. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity for further information.
The Company applies the measurement alternative for its investments in the common stock and convertible preferred stock because these investments are of an equity nature, and the Company does not have the ability to exercise significant influence over operating and financial policies of entities even in the event of conversion of preferred stock. Under the measurement alternative, the Company records the investment based on original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the investee. The Company’s share of income or loss of such companies is not included in the Company’s consolidated statements of operations and comprehensive income. The Company tests its investments for impairment whenever circumstances indicate that the carrying value of the investment may not be recoverable.
Other Assets—The Company’s other assets are composed of the following:

	March 31, 2026	December 31, 2025
Restricted cash deposits in compliance with various regulations	$1,439,461	$1,428,820
Total other assets	$1,439,461	$1,428,820

10.CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary or VIEs for which it controls through a majority voting interest or other arrangement. See Note 2, Summary of Significant Accounting Policies of our 2025 Annual Report, for more information on how the Company evaluates an entity for consolidation in accordance with ASC 810, Consolidation (“ASC 810”).
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. During the three months ended March 31, 2026, the Company’s consolidated VIE, LMA Income Series II LP, had total assets of $123,556,607 and liabilities of $38,458,866. For the year ended December 31, 2025, the Company’s consolidated VIEs, LMA Income Series II LP, LMX Series LLC (LMATT Series 2024, Inc.), and LMA Income Series, LP, had total assets and liabilities of $204,604,881 and $115,186,408. The Company did not deconsolidate any entities during the three months ended March 31, 2026, or year ended December 31, 2025. Refer to Note 14, Long-Term Debt for information related to the classification of assets and liabilities.

Carlisle manages collective portfolios of several Luxembourg alternative investment funds investing in life insurance policies. Carlisle is registered as an authorized alternative investment fund manager (“AIFM”) by Luxembourg’s Commission de Surveillance du Secteur Financier (“CSSF”). Carlisle manages three funds and eight sub-funds. The funds and sub-funds managed by Carlisle are collectively referred to as the “Carlisle Funds”. The Company, through LMA, services the life insurance policies held by the Carlisle Funds. The Company concluded that it does not have a controlling financial interest in the Carlisle Funds pursuant to ASC 810-10. Accordingly, the Carlisle Funds are not consolidated in the Company's financial statements. The management fee arrangement is the only interest in the funds and the fees are customary and commensurate, therefore not providing a variable interest in the funds. As a result, all transactions between the Company and the Carlisle Funds, including life policy purchases and sales, servicing fees, and management fee receivables are classified as related party transactions. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.

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

The Company established 2025 LMA LLC (“Securitized Entity”) for the purpose of providing investors with a pool of life policies through a sale of life policies and to serve as static collateral pool to secure their investment in a promissory note issued by the Securitized Entity. The Company, through its LMA subsidiary, services the static collateral pool. The Company is a Class B member with contributed capital of $8,699,569, representing all of the nonvoting economic interest in the Securitized Entity. The Class A member has all of the voting noneconomic interest in the Securitized Entity. The Class A member has substantive power to remove the Company as the servicer of the Securitized Entity. The Company concluded that it was not the primary beneficiary in the Securitized Entity due to lack of power pursuant to ASC 810. Accordingly, the Securitized Entity is not consolidated in the Company's financial statements. It was determined that while the Company’s management does not have the authority to establish policies or make significant decision impacting the Securitization Fund, it is serving as the servicer for the securitized static collateral pool under the direct supervision of an independent manger. As a result, life policy sales and fee revenue earned by LMA from the Securitized Entity is presented as related party servicing revenue in the Company's consolidated financial statements. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.
11.SEGMENT REPORTING
The Company organizes its business into three reportable segments (1) Asset Management, (2) Life Solutions, and (3) Technology Services, which all generate revenue and incur expenses in different manners.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its chief operating decision maker (CODM), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting (“ASC 280”). The Company’s CODM is the President and Chief Executive Officer.
The Asset Management segment generates revenues by providing asset management services primarily to institutional investors alongside private clients investing in uncorrelated, and longevity-based assets, fixed-income replacement strategies and free cash flow based investment solutions. The revenue is determined by the asset management agreements with the individual investment vehicles. It also generates revenues by providing policy servicing activities to customers on a contract basis.
The Life Solutions segment generates revenues by buying, selling, and trading policies, and maintaining policies until receipt of death benefits. It also generates revenue by originating life insurance policy settlements between investors or buyers, and the sellers, who is often the original policy owner. The policies are purchased from owners or other providers through advisors, brokers, or directly through the owner.
The Technology Services segment generates revenues by providing real-time mortality verification, missing participant verification, and other services specific to the life insurance market services to customers on a contract basis.
The Company’s method for measuring profitability on a reportable segment basis is gross profit. The CODM does not review disaggregated assets by segment due to segment assets not being necessary for resource allocation decisions. The Company’s CODM periodically reviews cost of revenues by segment and treats it as a significant segment expense.
Revenue related to the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2026	2025
Asset management	$8,459,144	$7,773,077
Life solutions	50,567,288	36,298,657
Technology services	363,856	67,612
Total revenue	$59,390,288	$44,139,346
Cost of revenue (including stock-based compensation) related to the Company’s reportable segments is as follows:

	Three Months Ended March 31,
	2026	2025
Asset management	$2,595,978	$2,742,018
Life solutions	3,085,681	3,900,859
Technology services	625,726	465,530
Total cost of revenue (including stock-based compensation)	$6,307,385	$7,108,407
Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income is as follows:

	Three Months Ended March 31,
	2026	2025
Asset management	$5,863,166	$5,031,059
Life solutions	47,481,607	32,397,798
Technology services	(261,870)	(397,918)
Total gross profit	$53,082,903	$37,030,939

Sales and marketing	(4,947,910)	(2,616,000)
General and administrative (including stock-based compensation)	(25,872,125)	(12,263,786)
Depreciation and amortization expense	(3,934,086)	(4,758,546)
Other income (expense), net	2,518,593	(44,524)
Loss on change in fair value of warrant liability	—	(4,806,000)
Interest expense	(10,453,592)	(9,618,330)
Interest income	663,223	1,175,001
Gain (loss) on change of fair value of debt	—	3,362,103
Unrealized gain (loss) on investments	—	272,254
Income tax expense	(3,790,814)	(2,334,085)
Less: Net (income) loss attributable to non-controlling interest	—	(759,443)
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,266,192	$4,639,583
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
Revenue by geographic location:

	Three Months Ended March 31,
	2026	2025
United States	$52,929,682	$33,457,048
Luxembourg	6,400,287	7,926,034
Other	60,320	2,756,264
Total revenue	$59,390,289	$44,139,346

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
Investment Acquisition—On March 12, 2026, the Company announced a $52.9 million acquisition of a minority position in Manning & Napier, an asset management and wealth advisory firm to further its strategic goals. This transaction is expected to close in the second quarter of 2026 subject to customary closing conditions, including regulatory approvals.
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

	Fair Value Hierarchy
As of March 31, 2026	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$392,770,863	$392,770,863
Total assets held at fair value	$—	$—	$392,770,863	$392,770,863
Liabilities:
Long-term debt, at fair value	$—	$—	$38,156,705	$38,156,705
Total liabilities held at fair value:	$—	$—	$38,156,705	$38,156,705

	Fair Value Hierarchy
As of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$468,857,929	$468,857,929
Total assets held at fair value	$—	$—	$468,857,929	$468,857,929
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$114,424,000	$114,424,000
Total liabilities held at fair value:	$—	$—	$114,424,000	$114,424,000
Life Settlement Policies— The Company accounts for owned life settlement policies using the fair value method or investment method (cost, plus premiums paid). The valuation method is chosen upon contract acquisition and is irrevocable.
The Company purchases policies from individuals or institutions, bundles those policies into tranches and sells to institutions, insurance carriers or funds that are attracting new investors. These initial purchases happen in the secondary market and the tertiary market. The secondary market is different from the principal or most advantageous market for purchasing policies and has less competition due to state-by-state licensing requirements. The Company leverages its broad policy base and extensive network, to offer individual policies that provide enhanced standalone value. This is achieved by precisely matching each policy’s risk profile to the specific needs of fund managers, institutions, insurance carriers, or funds as well as bundling secondary market originated policies with those originated in the tertiary market. This tailored approach attracts new investors by making it easier to identify and acquire policies that align with their investment objectives. This approach enhances realized gains because it increases market liquidity, broadens the investor base, and enables more efficient price discovery, which in turn supports higher policy values. Our historical realized gains on policies sold and matured, are materially consistent regardless of where policies are originated.
For policies carried at fair value, the valuation is based on Level 3 inputs that reflect our assumptions about what factors market participants would use in pricing the asset. Fair value is determined using a discounted cash flow (“DCF”) with Monte Carlo simulation to determine the fair value of each policy. The Company’s model uses a discount rate based on observed transaction pricing which is assessed against historical realized gains. The valuation process uses significant assumptions, including survival probabilities and mortality assumptions informed by third-party life expectancy reports and a base mortality table (SOA 2015 VBT) adjusted via a mortality rating to match the risk-adjusted life expectancy, and market-calibrated discount rates.
The Monte Carlo simulation is applied to each policy to generate one million mortality scenario simulations which provides a comprehensive distribution of potential outcomes and calculates expected cash flows. In certain circumstances, if there is a verbal commitment to purchase a specific policy as of the balance sheet date, we use that transaction price as the fair value as we believe it is a more precise estimate of exit price than that determined using historical data. Further information about the inputs to the valuation are listed below:
•Risk-Based Discount Rate: Each policy's discount rate is determined based on its proprietary risk score (1-5 scale), with discount rates directly calibrated to observed transaction prices for policies in the same risk score category. Specifically, for each risk score category, the Company calculates the annualized internal rate of return ("IRR") implied by the relationship between modeled future cash flows (based on life expectancies) and the actual sales price observed in a dataset comprising over 1,000 executed policy transactions. These implied IRRs are aggregated on a weighted-average basis by risk score category to establish the discount rates applied in the Company's DCF/Monte Carlo valuation model. The dataset is updated periodically and adjusted for current market conditions based on observed institutional demand and contemporaneous trade activity. This transaction-based approach ensures that discount rates reflect actual transaction pricing rather than theoretical market rates.
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

Related party considerations: To assess if related party sales are transacted at market terms, each policy is assessed against independent market checks, including indications from unaffiliated third parties, comparisons to third-party executed sales for policies with comparable characteristics (e.g.; Risk Score and Life Expectancy), and verifying that the terms and customary approval processes are consistent with those offered to non-related parties.

The Company performs quarterly lookback analysis to validate current valuations against actual market transactions. The quarterly lookback reviews policies sold and matured during the current quarter and compares sale prices to fair value measures as of the prior quarter. Discount rates are derived from observed transaction pricing and modeled cash flows, historical realized gains are used, if at all, as a reasonableness check rather than an adjustment factor.
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
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of March 31, 2026:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
Life insurance polices:
$392,770,863	Discounted cash flow with Monte Carlo simulation	Discount rate	10%	10% —11%
		Life expectancy (months)	39 months	1 month —265 months
		Risk score	2.25	1 —5
Secured borrowing, at fair value:
$38,156,705	Discounted cash flow	Discount rate	8.4%	8.0% — 8.5%
The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of December 31, 2025:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
Life insurance polices:
$468,857,929	Discounted cash flow with Monte Carlo simulation	Discount rate	13%	13% —15%
		Life expectancy (months)	45 months	1 month —267 months
		Risk score	2.16	1 —5
The reduction in the weighted average discount rate from 13% as December 31, 2025 to 10% as of March 31, 2026 reflects observed market trade spreads.

For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. The policies accounted for using the investment method totaled $931,353 at March 31, 2026 and $918,305 at December 31, 2025, respectively.
Discount Rate Sensitivity—10% was determined to be the weighted average discount rate used to estimate the fair value of policies held by the Company and its investment funds. If the discount rate increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2026, would be as follows:

	Fair Value	Change in Fair Value	Implied Realized Gain
+1%	$385,694,793	(7,076,070)	22%
No change	392,770,863		24%
-1%	$409,128,486	16,357,623	29%
Historical Realized Gains Sensitivity—While the weighted average discount rate can fluctuate based on the overall mix of policies included in the company's portfolio at any given time, the discount rates are determined using historical realized gains by risk category, which have a more consistent weighted average. As a result, we have supplementally added an additional sensitivity analysis for realized gains. The fair value of life settlement policies is sensitive to changes in key unobservable inputs used to estimate the fair value of policies held by the Company and its investment funds. The historical realized gains represents the total actual sales price of policies less their total cost basis divided by their total cost basis. The sensitivity analysis is intended to illustrate the potential increase or decrease if policies sold for an average of 1% above or below their determined sale price. The fair market value of the Company’s policies would increase when historical realized gains on life insurance policies sold increases. If the historical realized gains increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2026, would be as follows:

	Fair Value	Change in Fair Value
+1%	$395,142,114	$2,371,251
No change	392,770,863	—
-1%	$388,819,840	$(3,951,023)
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of March 31, 2026:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating[1]
Transamerica	14.8%	16.1%	A
Lincoln National Life Insurance Company	12.1%	13.5%	A
1 Carrier ratings are based on AM Best ratings.
The following table provides a rollforward of the fair value of life insurance policies for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$468,857,929	$370,398,447
Policies purchased[1]	156,739,049	105,633,081
Matured/sold policies[2]	(197,620,829)	(56,836,082)
Unrealized gain on held policies and reversal of prior quarter unrealized gain on policies sold and matured	(35,205,286)	27,012,517
Balance, end of period	$392,770,863	$446,207,963
1 Policies purchased represents life insurance policies purchased during the period.
2 Matured/sold policies represents life insurance policies held at the beginning of the period and those purchased during the period that also matured or were sold within the period.
The following table provides a reconciliation of revenue from life insurance policies held using the fair value method for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
Gains or losses recognized in life solutions revenue in the consolidated statements of operations and comprehensive income:	2026	2025
Realized gain on matured/sold policies	$92,894,712	$15,130,764
Premiums paid	(9,676,748)	(8,308,074)
Unrealized gain on held policies and reversal of prior quarter unrealized gain on policies sold and matured	(35,205,286)	27,012,517
Revenue from life insurance policies held using the fair value method	$48,012,678	$33,835,207

Long-Term Debt—See Note 14, Long-Term Debt for additional information on the secured borrowing. The Company has elected the fair value option in accounting for the long-term debt. Fair value is determined using Level 3 inputs.
Available-for-Sale Investment—The convertible promissory notes are classified as an available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of March 31, 2026 and December 31, 2025, the Company evaluated the fair value of its Convertible Promissory Notes and determined that the fair value approximates the carrying value of $3,147,609 and $3,108,750, respectively. Refer to Note 9, Other Investments and Other Assets for additional information.

Non-Recurring Fair Value Measurements
Other Investments— These investments are recorded at cost under the ASC 321 measurement alternative and are adjusted for impairment and observable price changes. Impairment is assessed qualitatively. As of March 31, 2026, and December 31, 2025, the Company determined that the carrying value of $20,653,585 and $18,253,585, respectively. Refer to Note 9, Other Investments and Other Assets for additional information.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash and cash equivalents, accounts receivables, accounts receivable, related party, income tax receivables, accrued expenses, and other current liabilities approximates fair value due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	Maturity Date	March 31, 2026	December 31, 2025
Secured borrowing:
Senior Secured Credit Facility	December 10, 2030	148,500,000	148,875,000
Deferred issuance costs and discounts		(3,509,434)	(3,655,384)
Secured borrowing, at fair value:
LMA Income Series II, LP	June 30, 2027	38,156,705	114,890,540
Deferred issuance costs		—	(466,540)
Unsecured borrowing:

	Maturity Date	March 31, 2026	December 31, 2025
Fixed Rate Senior Unsecured Notes	November 15, 2028	135,379,475	135,379,475
Sponsor PIK Note	July 5, 2028	14,541,873	14,114,199
Deferred issuance costs and discounts		(3,067,520)	(3,318,699)
Total debt		330,001,099	405,818,591
Less current portion of long-term debt		(1,500,000)	(115,924,000)
Total long-term debt		$328,501,099	$289,894,591
Fixed Rate Senior Unsecured Notes
The Company issued fixed rate senior unsecured notes (“Fixed Unsecured Notes”) between 2023 and 2025. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after February 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding. As of March 31, 2026, the balance outstanding on the Fixed Unsecured Notes was $135,379,475.
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
The SSCF contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate asset value held at the loan parties to the sum of the outstanding principal amounts of the loans. The SSCF restricts the payment of dividends and distributions and the ability of the Company to make certain investments, incur certain indebtedness and liens and sell assets, in each case subject to important exceptions. The SSCF also includes various financial covenants, each measured on a quarterly basis, including (A) a maximum Secured Leverage Ratio (as defined in the SSCF Credit Agreement), (B) a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the SSCF Credit Agreement), and (C) a minimum Asset Coverage Ratio (as defined in the SSCF Credit Agreement). In addition, the SSCF Credit Agreement includes customary events of default, including failure to pay interest or principal in a timely manner, failure to comply with covenants, cross-defaults to other material indebtedness, certain bankruptcy related events and subject to certain threshold and notices requirements as set forth in the Credit Agreement. The Company is in compliance with its debt covenants as of March 31, 2026.
In connection with the SSCF, certain wholly owned and material subsidiaries of the Company issued a guaranty with respect to the obligations of the Company under the SSCF Credit Agreement and related documents (the “SSCF Credit Facility Guaranty”), which excludes the assets of LMA Income Series II, LP. Additionally, the Company and the guarantors party to the SSCF Credit Facility Guaranty entered into a security agreement (the “SSCF Credit Facility Security Agreement”), which secures the SSCF Credit Facility on primarily all assets of the Company and each guarantor on a first lien basis to the exclusion of certain Excluded Assets (as defined in the SSCF Credit Agreement), including the life insurance policies owned by the Company and each Guarantor.
LMA Income Series II, LP and LMA Income Series II, GP LLC Secured Borrowing
On January 31, 2023, LMA Income Series II, GP, LLC, wholly owned and controlled by that LMA Series, LLC (“LMA”), formed a limited partnership, LMA Income Series II, LP (“LMAIS II”), and subsequently issued partnership interests to limited partners in a private placement offering. The initial term of the offering was three years ending on March 31, 2026 with the ability to extend for two additional one-year periods ending on June 30, 2027 and on December 31, 2028. The limited partners receive annual dividends equal to the Preferred Return Amounts as follows: Capital commitment of less than $500,000, 8.00%; between $500,000 and $1,000,000, 8.25%; and over $1,000,000, 8.50%. Thereafter, 100% of the excess are to be paid to the General Partner.
It was determined that LMA is the primary beneficiary of LMAIS II and thus has fully consolidated the limited partnership in its consolidated financial statements.
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
For the three months ended March 31, 2026 and 2025, LMA Income Series II GP LLC, through the LMAIS II, admitted $744,367 and $16,189,871 additional limited partnership interests and redeemed $77,478,203 and $11,751,343 existing limited partnership interests, respectively.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of March 31, 2026, the fair value of the secured borrowing includes long-term debt ($38,156,705) and other liabilities ($302,161), respectively. LMAIS II is secured by its assets, which includes cash ($9,931,726), accounts receivable ($6,589,119), life settlement policies

($106,926,040), and other assets ($89,973) totaling $123,536,858 as of March 31, 2026. The asset coverage ratio is 3.24x as of March 31, 2026.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.0% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of March 31, 2026 and December 31, 2025, $4,070,225 and $3,642,551 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 and may be prepaid at any time in accordance with its terms without any premium or penalty. Non-cash Interest expense recognized for the three months ended March 31, 2026 and 2025 was $427,674 and $379,539, respectively.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, as of March 31, 2026 are as follows:

Years	Amount
2026 remaining	$1,125,000
2027	39,656,705
2028	151,421,348
2029	1,500,000
2030	142,875,000
Total	$336,578,053
15.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. 5,000 shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2026, there were 105,039,246 shares of common stock issued, of which 95,983,416 are outstanding and 9,055,830 shares were held in treasury stock. As of December 31, 2025, there were 104,879,752 shares of common stock issued, of which 97,473,634 were outstanding and 7,406,118 shares were held in treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
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
On April 9, 2025, on June 5, 2025, November 6, 2025, and January 30, 2026 the Company’s Board of Directors authorized the Company to repurchase up to an additional $15,000,000, $20,000,000, $10,000,000, and $20,000,000, respectively, expiring in May 2027.
As of March 31, 2026, $9,737,417 remained available for repurchase under the stock repurchase programs.
The following tables summarize stock repurchase activity under our stock repurchase program for the periods ended March 31, 2026 and 2025:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	7,406,118	$55,808,595	$7.54
January 1, 2026 to January 31, 2026	533,414	4,508,979	8.46
February 1, 2026 to February 28, 2026	515,892	4,254,340	8.28
March 1, 2026 to March 31, 2026	600,406	5,690,669	9.50
As of March 31, 2026	9,055,830	$70,262,583	$8.25

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	1,048,226	$12,025,137	$11.61
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 28, 2025	—	—	—
March 1, 2025 to March 31, 2025	—	—	—
As of March 31, 2025	1,048,226	$12,025,137	$11.61
16.STOCK-BASED COMPENSATION
Long-term Incentive Plan
The Company awards restricted stock units (“RSUs”) to executives, employees, and directors as part of the Company’s Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan” or “LTIP”). This plan provides that equity-based awards, including RSUs, performance stock units (“PSU”), stock options, and unrestricted shares of common stock, may be granted to officers, employees, and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Long-term Incentive Plan. The expense associated with these awards will be based on the fair value of the stock as of the grant date, where the Company elected to use the straight line recognition over the vesting period, which is three years. Under the approved Long-term Incentive Plan, generally, each RSU entitles the unit holder to one share of common stock when the restriction expires. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur and are made available for subsequent awards.

The following table shows a summary of the unvested restricted stock under the Long-Term Incentive Plan as of March 31, 2026 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2025	4,460,325	$7.36
Granted	1,362,152	8.65
Vested	(249,594)	8.58
Forfeited	(413,793)	5.32
Restricted stock units, unvested, March 31, 2026	5,159,090	$7.80
After the approved amendment to the Long-Term Incentive Plan, 26,783 shares of common stock remained available for issuance.

Black-Scholes option-pricing model assumptions and the resulting fair value of options on grant date are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
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
The following table shows the status of, and changes in, common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2025	345,263	$12.37
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, March 31, 2026	345,263	$12.37
Summary of Stock-Based Compensation Expense
Compensation costs recognized for RSUs and stock options were $6,343,401 and $2,355,395 for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, $671,669 and $485,319 of the compensation costs was recorded in cost of revenue (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively. For the three months ended March 31, 2026 and 2025, $5,671,732 and $1,870,076 of the compensation costs is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively.
As of March 31, 2026, there was approximately $31,823,238 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 2.1 years.
17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee contributions and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended March 31, 2026 and 2025, the Company recognized expenses related to the

401(k) Plan amounting to $401,438 and $118,123, respectively. For the three months ended March 31, 2026 and 2025, the Company did not make discretionary contributions.
18.INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $3,790,814 and $2,334,085, respectively. The effective tax rate is 34.3% for the three months ended March 31, 2026 primarily driven by the increase in net income. The effective rate for the three months ended March 31, 2025 was 30.2% due to the impact of stock-based compensation expense deduction limited by the Internal Revenue Code (IRC) Section 162(m) and the impact of the VIEs.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions at March 31, 2026, and December 31, 2025, and did not recognize any interest or penalties related to uncertain tax positions at March 31, 2026, and December 31, 2025. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income during 2026.
19.RELATED-PARTY TRANSACTIONS
The Sponsor PIK Note payable of $14,541,873 is recorded as a related-party transaction given the relationship between the Sponsor and the Company. Refer to Note 14, Long-Term Debt for more information.
Life policy sales to the Carlisle Funds, LP Funds, and the Securitized Entity are considered related party activity. Life policy purchases from the Carlisle or LP Funds are also considered related party activity. In addition, management fees, performance fees, servicing fees and certain expense reimbursement from the Carlisle Funds, LP Funds, and Securitized Entity are considered related party transactions. The servicing fee charged to the Carlisle Funds, LP Funds, and Securitized Entity is $1,000 per policy per year, $996 per policy per year, and 100 basis points of the value of the collateral pool per year, respectively. The Company charges a management fee to the Carlisle and LP funds that range between fifty and two hundred basis points of AUM divided by 12.
As of March 31, 2026, the Company had $13,297,909 and $14,509,188 current and noncurrent related party receivables due from the related party funds, respectively. As of December 31, 2025, the Company had $9,320,103 and $14,800,140 current and noncurrent related party receivables due from related party funds, respectively. As of March 31, 2026, the current related-party receivable balance was mainly comprised of $10,134,293 and $1,172,514 from the Carlisle Funds related to management fees and policy sales, respectively. As of December 31, 2025, the current related-party receivable balance was mainly comprised of $6,718,903 and $2,055,170 from the Carlisle Funds related to management fees and policy sales, respectively. All noncurrent related party receivables are due from the Carlisle Funds.
The Company may at times purchase life policies with different risk characteristics and risk profiles from the Carlisle Funds or LP Funds for life solutions revenue purposes. For the three months ended March 31, 2026, the Company paid $825,366 to acquire policies from the Carlisle Funds. For the three months ended March 31, 2025, the Company did not acquire policies from the LP Funds.
For the three months ended March 31, 2026 and 2025, the Company recognized $6,656,464 and $6,698,201 in asset management fees from the related party funds, respectively, as follows:

	Three months ended,
	March 31, 2026	March 31, 2025
Carlisle Funds	$5,766,184	$6,698,201
LP Funds	890,280	—
Total	$6,656,464	$6,698,201

For the three months ended March 31, 2026 and 2025, the Company recognized $16,550,621 and $901,346 in net revenue from life policy sales to the Carlisle and LP, respectively. The $16,550,621 revenue for the three months ended March 31, 2026 was a result of realized gains on sales of $87,931,646, offset by the reversals of prior period unrealized gains of $67,637,417 and premiums paid during the period of $3,743,608. The revenue $901,346 for the three months ended March 31, 2025 was a result of realized gains on sales of $901,346.

	Three months ended,
	March 31, 2026	March 31, 2025
Carlisle Funds	$187,965	$901,346
LP Funds	16,362,656	—
Total	$16,550,621	$901,346
For the three months ended March 31, 2026 and 2025, the Company recognized $760,237 and $326,487 in servicing revenue from related parties, respectively. Refer to Note 10, Consolidation of Variable Interests for additional information on consolidation considerations for the Carlisle, LP, and Securitization Entity. Refer to Note 2, Summary of Significant Accounting Policies within the 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information discussing the Company’s revenue recognition polices for transactions with the Carlisle, LP, and Securitization Entity.
20.LEASES
In February 2026, the Company entered into a new lease for office space (“2026 Office Lease”). The Company recognized a lease right of use asset and lease liability related to the 2026 Office Lease increasing the Company’s right of use asset and liability by $6,123,131. The lease terminates at the end of December 2030 with no substantive option to extend or terminate the 2026 Office Lease beyond the term of the lease.
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$10,339,573	$4,561,692

Liabilities:
Operating lease liability, current	1,327,873	720,186
Operating lease liability, non-current	9,985,924	4,637,642
Total lease liability	$11,313,797	$5,357,828
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$516,638	$179,143
Variable lease cost	18,680	25,150
Total lease cost	$535,318	$204,293

The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of the lease liability:
Operating cash outflows for operating leases	$328,243	$323,911
ROU assets obtained in exchange for new lease liabilities	6,123,131	—

The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (in years)	5.19	6.72
Weighted-average discount rate	7.20%	9.78%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at March 31, 2026 are as follows:

Operating leases
2026 remaining	$1,370,520
2027	2,731,026
2028	2,820,627
2029	2,913,362
2030	2,213,823
Thereafter	1,362,138
Total operating lease payments (undiscounted)	13,411,496
Less: Imputed interest	(2,097,699)
Lease liability as of March 31, 2026	$11,313,797
21. EARNINGS PER SHARE
Basic earnings per share represents net income attributable to stockholders divided by the weighted average number of common stock outstanding during the reported period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by giving effect to all potential weighted average dilutive common stock. For diluted earnings per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if converted method, as applicable.
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic earnings per share attributable to common stockholders:

	Three Months Ended March 31,
	2026	2025
Net income	$7,266,192	$5,399,026
Less: net (income) loss attributable to noncontrolling interest	—	(759,443)
Less: dividends declared on the series A convertible preferred stock	(93,750)	—
Net income attributable to common stockholders for basic earnings per share	7,172,442	4,639,583
Weighted average shares outstanding for basic earnings per share	96,775,889	96,193,199
Basic earnings per share	$0.07	$0.05
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders for basic earnings per share	7,172,442	4,639,583
Numerator used to calculate diluted earnings per share	7,172,442	4,639,583

Weighted average shares outstanding for basic earnings per share	96,775,889	96,193,199
Effect of dilutive shares outstanding:
RSUs	2,269,755	1,227,946
Series A preferred stock	500,000	77,778
Weighted average shares for diluted earnings per share	99,545,644	97,498,923
Diluted earnings per share	$0.07	$0.05
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Three Months Ended March 31,
2026
RSUs	13,223
Stock Options	147,316
Total	160,539
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
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement and in our 2025 Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” , “Abacus”, and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s financial condition and results of operations. This discussion should be read in conjunction with the Company’s financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K.
Business Overview
The Company is a financial services company specializing in alternative asset management, data-driven wealth solutions, technology innovations, and institutional services. With a focus on longevity-based assets and personalized financial planning, Abacus leverages proprietary data analytics and decades of industry expertise to deliver innovative solutions that optimize financial outcomes for individuals and institutions worldwide. We serve as the originator and market maker of the assets we purchase and manage, providing a distinct advantage for consumers seeking to monetize insurance policies and for investors seeking to deploy capital. In a highly regulated and difficult-to-access insurance marketplace, we provide consumers with the maximum opportunity for their insurance assets and we also provide investors with a high-quality class of assets.

Performance Measures

NM - Not Meaningful.

Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended March 31,
	2026	2025
REVENUES:
Asset management	$8,459,144	$7,773,077
Life solutions	50,567,288	36,298,657
Technology services	363,856	67,612
TOTAL REVENUES	59,390,288	44,139,346
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	6,307,385	7,108,407
GROSS PROFIT	53,082,903	37,030,939
OPERATING EXPENSES:
Sales and marketing	4,947,910	2,616,000
General and administrative (including stock-based compensation)	25,872,125	12,263,786
Gain on change in fair value of debt	—	(3,362,103)
Gain on equity securities, at fair value	—	(272,254)
Depreciation and amortization expense	3,934,086	4,758,546
TOTAL OPERATING EXPENSES	34,754,121	16,003,975
OPERATING INCOME	18,328,782	21,026,964
OTHER INCOME (EXPENSE):
Loss on change in fair value of warrant liability	—	(4,806,000)
Interest expense	(10,453,592)	(9,618,330)
Interest income	663,223	1,175,001
Other income (expense), net	2,518,593	(44,524)
TOTAL OTHER EXPENSE	(7,271,776)	(13,293,853)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	11,057,006	7,733,111
Income tax expense	3,790,814	2,334,085
NET INCOME	7,266,192	5,399,026
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	759,443
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,266,192	$4,639,583
Revenue
Asset Management

	Three Months Ended March 31,
	2026	2025	Change	% Change
Asset management fees, related party	$6,656,464	$6,698,201	$(41,737)	(0.6)%
Asset management fees	987,055	729,010	258,045	35.4%
Servicing revenue, related party	760,237	326,487	433,750	132.9%
Servicing revenue	55,388	19,379	36,009	185.8%
Total asset management revenue	$8,459,144	$7,773,077	$686,067	8.8%

Asset management revenue increased by $686,067, or 8.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is mainly due to an increase in servicing revenue driven by increases in policies in LP Funds. The Company did not record significant performance fees during the three months ended March 31, 2026. Refer to the Assets Under Management section below for the change in total assets managed and refer to the Key Business Metrics below for the average management fees charged.
Life Solutions

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue from life insurance policies using the fair value method, net	$31,462,057	$32,933,861	$(1,471,804)	(4.5)%
Revenue from life insurance policies using the fair value method, related party, net	16,550,621	901,346	15,649,275	1,736.2%
Insurance commissions	1,630,676	—	1,630,676	NM
Originations	923,934	2,463,450	(1,539,516)	(62.5)%
Total life solutions revenue	$50,567,288	$36,298,657	$14,268,631	39.3%
Total life solutions revenue increased by $14,268,631 or 39.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is mainly due to an increase in the number of policies sold and realized gain recognized on policies sold. The higher sales generated $77,763,948 in total realized gains on sold life policies, partially offset by a decrease of $62,217,803 in total unrealized gains, and a decrease of $1,368,674 in total premiums paid.
The Company considers (i) independent market checks where available (including bids/indications from unaffiliated third parties and third-party investor interest in the same or similar policies), (ii) comparisons to contemporaneous third-party executed sales for policies with comparable characteristics (including Risk Score and other key attributes), and (iii) parity of key non-price terms and customary execution/approval processes to confirm the related-party transactions are consistent with those offered to non-related parties.
The realized and unrealized gain activity is mainly due to the Company’s expanded available capital in 2026 compared to early 2025 and deployment capacity following the launching of Abacus managed funds in March 2025 and the $50 million delayed draw financing in September 2025. The average realized gain per policy sold also improved, rising from 21.0% for the three months ended March 31, 2025 to 26.4% for the three months ended March 31, 2026. This reflects increased institutional demand for life settlement policies as uncorrelated assets, creating more favorable pricing conditions for the Company’s portfolio trades. During the three months ended March 31, 2026, the Company sold approximately 41% of the policies that were on the balance sheet as of December 31, 2025 and redeployed a majority of that capital to purchase additional policies. In the quarter ended March 31, 2026, the Company’s weighted average discount rate was 10%, which is based on risk score and is directly calibrated to observed transaction prices for policies in the same risk score category. Refer to Note 4, Revenues and Note 13, Fair Value Measurements for additional information on the composition of revenue from life insurance policies. The combination of realized gains (loss) (sale price less purchase price) less premiums paid on sold/matured policies during the corresponding period and the reversal of the prior period unrealized gain on sold/matured policies represents the incremental gain (loss) on policies held using the fair value method for the corresponding reporting period from sales or maturities to related and unrelated parties (maturity gains are part of unrelated revenues).

The decrease to origination revenue is primarily due to the Company originating policies for LMA and LMAIS II, rather than for third parties, and origination fees associated with LMA and LMAIS II are eliminated in consolidation.
The Company began generating insurance commissions revenue after April 2025 after acquiring NIB and AccuQuote in August 2025. Refer to Note 3, Business Combinations for additional information.
Technology Services

	Three Months Ended March 31,
	2026	2025	Change	% Change
Technology services	$363,856	$67,612	$296,244	438.2%
Total technology services revenue	$363,856	$67,612	$296,244	438.2%
Technology services revenue increased by $296,244 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is due to increases in the number of lives tracked.
Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Three Months Ended March 31,
	2026	2025	Change	% Change
Cost of revenue (including stock-based compensation)	$6,307,385	$7,108,407	$(801,022)	(11.3)%
Cost of revenues (including stock-based compensation) decreased by $801,022, or 11.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in cost of revenues is primarily due to a decrease of $1,054,331 in origination commissions due to a decrease in amount of policies originated to subsidiaries eliminated in consolidation (refer to the Key Business Metrics section below for the the comparison of the number of policy originations to subsidiaries eliminated in consolidation), and $246,342 asset management retrocession fees mainly due to a decrease in the AUM of the ETF Funds (refer to the Results of Operations—Segment Results—Asset Management section below) partially offset by an increase of $368,541 related to compensation expenses due to increase in employees in connection with the Company’s 2025 business acquisitions.
Operating Expenses
Sales and Marketing Expenses

	Three Months Ended March 31,
	2026	2025	Change	% Change
Sales and marketing	$4,947,910	$2,616,000	$2,331,910	89.1%
Sales and marketing expenses increased by $2,331,910 or 89.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.
General and Administrative (Including Stock-Based Compensation) Expenses

	Three Months Ended March 31,
	2026	2025	Change	% Change
General and administrative (including stock-based compensation)	$25,872,125	$12,263,786	$13,608,339	111.0%
General and administrative (including stock-based compensation) increased by $13,608,339, or 111.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily related to increases in payroll expense of $4,507,070 mainly due to increase in staffing due to acquisitions, an increase in non-cash stock-based compensation expense of $3,801,656, and increase in legal and professional fees of $3,095,461 incurred in connection with various projects, and other general and administrative expenses of $1,590,159.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2026	2025	Change	% Change
Depreciation and amortization expense	$3,934,086	$4,758,546	$(824,460)	(17.3)%
The decrease of $824,460, or 17.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 in depreciation and amortization expense is primarily related to certain intangible assets reaching the end of their estimated useful lives.
Unrealized Loss (Gain) on Equity Securities, at Fair Value

	Three Months Ended March 31,
	2026	2025	Change	% Change
Gain on equity securities, at fair value	$—	$(272,254)	$272,254	(100.0)%
Unrealized gain on investments decreased by $272,254 or 100.0% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The Company no longer invests in S&P 500 options.

(Gain) Loss on Change in Fair Value of Debt

	Three Months Ended March 31,
	2026	2025	Change	% Change
Gain on change in fair value of debt	$—	$(3,362,103)	$3,362,103	(100.0)%
Gain on change in fair value of debt decreased by $3,362,103 or 100.0% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The Company paid off its market-indexed notes in 2025.

Other Income (Expense)

	Three Months Ended March 31,
	2026	2025	Change	% Change
Other income (expense), net	$2,518,593	$(44,524)	$2,563,117	(5,756.7)%
Interest expense	(10,453,592)	(9,618,330)	(835,262)	8.7%
Interest income	663,223	1,175,001	(511,778)	(43.6)%
Loss on change in fair value of warrant liability	—	(4,806,000)	4,806,000	(100.0)%
Total other income (expense)	$(7,271,776)	$(13,293,853)	$6,022,077	(45.3)%
Other income increased by $2,563,117 or 5,756.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change is primarily related to an unrealized gain of $5,400,000 on one equity investment, partially offset by a $3,050,000 impairment on a separate equity investment. See Note 9, Other Investments and Other Assets.
Interest expense increased by $835,262 or 8.7% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in interest expense is primarily related to the $50,000,000 delayed draw borrowed in September 2025 that was available under the Senior Secured Credit Facility.
Interest income decreased by $511,778 or 43.6% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in interest income is related to interest earned on our bank deposits.
The loss on change in fair value of warrant liability decreased by $4,806,000 or 100.0% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change is primarily attributable to the redemption of all the Private Placement Warrants offset by the issuance of common stock in 2025.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025	Change	% Change
Income tax expense	$3,790,814	$2,334,085	$1,456,729	62.4%
Income tax expense increased by $1,456,729, or 62.4% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The change was primarily driven by the increase in net income and the impact of permanent differences due to compensation related expenses. Our effective income tax rate for the three months ended March 31, 2026 and for the three months ended March 31, 2025, was 34.3% and 30.2%, respectively.

Results of Operations—Segment Results
Asset Management

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue	$8,459,144	$7,773,077	$686,067	8.8%
Cost of revenue	2,595,978	2,742,018	(146,040)	(5.3)%
Gross profit	$5,863,166	$5,031,059	$832,107	16.5%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our asset management segment decreased by $146,040, or 5.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in the ETF Funds’ AUM.
The change in gross profit is a product of the change of revenue and cost of revenue.
Assets Under Management

	Three Months Ended March 31, 2026
	Longevity Funds	ETF Funds	Total
BALANCE AS OF DECEMBER 31, 2025 - Fee Paying AUM	$2,236,660,654	$850,607,003	$3,087,267,657
Inflows	288,057,565	89,995,913	378,053,478
Outflows	(14,365,040)	(391,285,328)	(405,650,368)
Change in value	(73,024,300)	178,256,570	105,232,270
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	106,926,040	—	106,926,040
BALANCE AS OF MARCH 31, 2026 - Fee Paying AUM	2,544,254,919	727,574,158	3,271,829,077
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	286,776,176	—	286,776,176
TOTAL ASSETS UNDER MANAGEMENT AS OF MARCH 31, 2026	$2,831,031,095	$727,574,158	$3,558,605,253

	Three Months Ended March 31, 2025
	Longevity Funds	ETF Funds	Total
BALANCE AS OF DECEMBER 31, 2024 - Fee Paying AUM	$1,815,438,972	$778,641,321	$2,594,080,293
Inflows	128,194,329	88,965,396	217,159,725
Outflows	(9,122,929)	(84,333,558)	(93,456,487)
Change in value	(23,455,597)	(24,695,885)	(48,151,482)
Value of all policies on the balance sheet related to LMA Income Series, LP[1]	7,093,776	—	7,093,776
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	141,399,981	—	141,399,981
BALANCE AS OF MARCH 31, 2025 - Fee Paying AUM	2,059,548,532	758,577,274	2,818,125,806
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	298,811,072	—	298,811,072
TOTAL ASSETS UNDER MANAGEMENT AS OF MARCH 31, 2025	$2,358,359,604	$758,577,274	$3,116,936,878
[1] Recurring revenues generated are eliminated in consolidation.
Longevity Funds—The change in inflows are related to new subscriptions of approximately $288.1 million. The outflows are related to redemptions of approximately $14.4 million. The change in value of approximately $73.0 million is the result of realized and unrealized gains generated by investments in life settlement policies, net of operating expenses.
ETF Funds—The change in inflows are related to new subscriptions of approximately $90.0 million. The outflows are related to redemptions of approximately $391.3 million. The change in value of approximately $178.3 million is the result of realized and unrealized gains generated by underlying investments, net of operating expenses.
Life Solutions

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue	$50,567,288	$36,298,657	$14,268,631	39.3%
Cost of revenue	3,085,681	3,900,859	(815,178)	(20.9)%
Gross profit	$47,481,607	$32,397,798	$15,083,809	46.6%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our life solutions segment decreased by $815,178, or 20.9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly due to a decrease in compensation related expenses.
The change in gross profit is a product of the change of revenue and cost of revenue.

Technology Services

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue	$363,856	$67,612	$296,244	438.2%
Cost of revenue	625,726	465,530	160,196	34.4%
Gross loss	$(261,870)	$(397,918)	$136,048	(34.2)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our technology services segment increased by $160,196, or 34.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly due to an increase in compensation related expenses.
The change in gross loss is a product of the change of revenue and cost of revenue.
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
Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$7,266,192	$—	$7,266,192	$4,639,583	$—	$4,639,583
Net income attributable to noncontrolling interests	—	—	—	759,443	—	759,443
Amortization expense	3,824,053	(969,206)	2,854,847	4,691,720	(1,189,117)	3,502,603
Stock-based compensation	6,343,401	(1,607,735)	4,735,666	2,355,395	(596,975)	1,758,420
Unrealized gain on investments	(5,400,000)	1,368,630	(4,031,370)
Impairment on investments	3,050,000	(773,023)	2,276,977	—	—	—
Business acquisition and special projects costs	3,949,340	(1,000,960)	2,948,380	—	—	—
Loss on change in fair value of warrant liability	—	—	—	4,806,000	(1,218,081)	3,587,919
Other	103,561	—	103,561	—	—	—
Tax impact [1]	971,199	—	971,199	—	—	—
ADJUSTED NET INCOME	$20,107,746	$(2,982,294)	$17,125,452	$17,252,141	$(3,004,172)	$14,247,969
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	96,775,889	96,775,889	96,775,889	96,193,199	96,193,199	96,193,199
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	99,545,644	99,545,644	99,545,644	97,498,923	97,498,923	97,498,923
ADJUSTED EPS - BASIC	$0.21	$(0.03)	$0.18	$0.18	$(0.03)	$0.15
ADJUSTED EPS - DILUTED	$0.20	$(0.03)	$0.17	$0.18	$(0.03)	$0.15
[1] Tax impact mainly represents the permanent difference in tax expense related to the restricted stock awards granted to certain executives due to IRC 162(m) limitations.
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
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income, on a historical basis:

	Three Months Ended March 31,
	2026	2025
NET INCOME	$7,266,192	$5,399,026
Depreciation and amortization expense	3,934,086	4,758,546
Income tax expense	3,790,814	2,334,085
Interest expense	10,453,592	9,618,330
Other income (expense), net	(168,593)	44,524
Interest income	(663,223)	(1,175,001)
Loss on change in fair value of warrant liability	—	4,806,000
Stock-based compensation	6,343,401	2,355,395
Unrealized gain on investments	(5,400,000)	—
Impairment on investments	3,050,000
Business acquisition and special projects costs	3,949,340	—
Other	103,561	—
Unrealized gain on equity securities, at fair value	—	(272,254)
Loss (gain) on change in fair value of debt	—	(3,362,103)
Adjusted EBITDA	$32,659,170	$24,506,548
TOTAL REVENUE	$59,390,288	$44,139,346
Adjusted EBITDA Margin	55.0%	55.5%
Net Income Margin	12.2%	12.2%
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
Information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended March 31,
	2026	2025	Change	% Change
Fair Value Method:
Policies bought	203	171	32	18.7%
Policies bought from related parties	2	—	2	NM
Policies originated for external investors [1]	35	31	4	12.9%
Policies sold	331	118	213	180.5%
Policies sold to related parties	305	40	265	662.5%
Policies matured	16	15	1	6.7%
Turnover ratio [2]	1.9	[2]	NM	NM
Holding period on existing policies (in days)	209	[2]	NM	NM
Holding period on sold policies (in days)	290	[2]	NM	NM
Weighted average realized gain on policies sold [3]	26.4%	21.0%	5.4%	25.7%
Number of external counter parties that purchased policies	8	19	(11)	(57.9)%

	Three Months Ended March 31,
	2026	2025	Change	% Change
Total lifetime realized gains, net of lifetime premiums paid	$60,769,398	$13,875,116	$46,894,282	338.0%
Total lifetime realized gains from maturities, net of lifetime premiums paid	$3,308,687	$6,907,327	$(3,598,640)	(52.1)%
[1] - 2026 includes 8 policies and 2025 includes 6 policies within the rescission period that are recorded in contract liabilities on the Company’s consolidated balances sheets. Refer to Note 4, Revenue for additional information.
[2] - The Company will report the turnover ratio and holding periods on a prospective basis.
[3] - The weighted average realized gain percentage on policies sold is not annualized and can vary materially from an annualized return depending on the holding period. Two transactions with the same realized gain percentage may reflect materially different annualized returns due to differences in time held.
Note: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs of sold life insurance policies. Sales to related parties resulted in average realized gains of 26.4% (ranging from 22% to 41%) compared to average realized gains of 10% from sales to external parties ranging from (3% to 40%) during the three months ended March 31, 2026. There were no significant differences in the weighted average realized gains from life settlement policies sold to external- versus related-parties for the three months ended March 31, 2025. Refer to Note 19, Related-Party Transactions for additional information.
The increase in total lifetime realized gains is mainly due to the increase in total policies sold compared to the same period in 2025.
Information regarding originations revenue, management fees, and servicing revenue is as follows:

	Three Months Ended March 31,
	2026	2025	Change	% Change
Assets under management (external fee paying)	$3,164,903,037	$2,542,185,454	$622,717,583	24.5%
Average management fee on Longevity Funds	1.14%	1.49%	(0.35)%	(23.5)%
Average management fee on ETF Funds	0.50%	0.38%	0.12%	31.6%
Number of policies serviced [1]	3,664	2,415	1,249	51.7%
Face value of policies serviced [1]	$7,817,055,669	$6,119,634,672	$1,697,420,997	27.7%
Total invested dollars [1]	$3,279,832,767	$2,556,019,697	$723,813,070	28.3%
Number of policies serviced, related party	2,566	1,354	1,212	89.5%

	Three Months Ended March 31,
	2026	2025	Change	% Change
Face value of policies serviced, related party	$5,772,524,696	$3,579,806,381	$2,192,718,315	61.3%
Total invested dollars, related party	$2,483,428,548	$1,733,851,114	$749,577,434	43.2%
Number of policy originations to external parties	35	31	4	12.9%
Number of policy originations to subsidiaries eliminated in consolidation [2]	126	151	(25)	(16.6)%
[1] For the three months ended March 31, 2026, LMA and LMA subsidiaries comprised 704 of the policies serviced, $837,144,010 face value of the policies serviced, and $355,200,597 of the total invested dollars. For the three months ended March 31, 2025, LMA and LMA subsidiaries comprised 736 of the policies serviced, $1,379,845,928 face value of the policies serviced, and $334,557,381 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation. Total invested dollars represent the acquisition cost plus premiums paid for serviced policies and is used to determine servicing fees.
[2] Number of policy originations to subsidiaries eliminated in consolidation shows the level of policies acquired by the Company in the secondary market. Refer to Note 13, Fair Value Measurements for definition of the secondary market.
Refer to the Results of Operations—Segment Results—Asset Management section above for the change related to change in assets under management (external fee paying).
Liquidity and Capital Resources
The Company finances its operations primarily through cash generated from operations and net proceeds from debt or equity financing. The Company actively manages its working capital and the associated cash requirements when servicing and originating policies while also effectively utilizing cash and other sources of liquidity to purchase additional life settlement policies. As of March 31, 2026 and December 31, 2025, our principal source of liquidity was cash and cash equivalents totaling $37,209,747 and $38,112,332, respectively.
Our future capital requirements will depend on many factors, including our revenue growth rate. The Company. may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. The Company may seek additional equity or debt financing.
Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity for information on our share repurchase plans.
We believe that our current cash and cash equivalents as well as cash generated from operations will be sufficient to support our operating and debt service needs for the 12 months following the filing of this Yearly Report on Form 10-K.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$91,686,413	$(61,590,694)	$153,277,107
Net cash used in investing activities	(931,742)	(3,739,403)	2,807,661
Net cash used in financing activities	(91,657,256)	(22,852,454)	(68,804,802)
Net change in cash and cash equivalents	$(902,585)	$(88,182,551)	$87,279,966
Operating Activities
During the three months ended March 31, 2026, our operating activities provided $91,686,413 of net cash compared to $61,590,694 of net cash used from operating activities during the three months ended March 31, 2025. The increase of $153,277,107 in net cash provided from operating activities was primarily due to $89,678,620 increase in net life policy settlement sales and $62,217,803 decrease in the fair value of held life policy settlements.
Investing Activities
During the three months ended March 31, 2026, investing activities used $931,742 of net cash compared to $3,739,403 net cash used during the three months ended March 31, 2025. The decrease of $2,807,661 in net cash used in investing activities was primarily related to $3,450,000 purchases of investments that did not recur.
Financing Activities
During the three months ended March 31, 2026, financing activities used $91,657,256 of net cash compared to $22,852,454 of net cash used during the three months ended March 31, 2025. The increase of $68,804,802 in net cash used by financing activities is primarily due to $39,437,739 increase in debt repayments, and $14,453,988 increase in share repurchases,offset by $15,445,504 decrease in issued debt.
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
Critical Accounting Policies and Estimates
The Company prepared its consolidated financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and or other relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ materially from management’s estimates. Refer to Note 2, Summary of Significant Accounting Policies, within the 2025 Annual Report.
Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the Interim Financial Statements and within the 2025 Annual Report for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.
*****
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) or Rule 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2025 Annual Report on Form 10-K filed with the SEC on March 13, 2026. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer
Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity to the consolidated financial statements for further discussion of our stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, none of the Company’s officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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

4.9	Description of registrant’s securities.
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

10.18	Form of Abacus Option Agreement 2024 Plan, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K, filed on March 28, 2025.
10.19	Form of Abacus RSU Agreement 2024 Plan, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K, filed on March 28, 2025.
14.1	Code of Business Conduct and Ethics of Abacus Life, Inc., incorporated by reference from the Company’s Form 8-K filed July 6, 2023.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 97.1 of the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K, filed on March 21, 2024.
21.1	Subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy, incorporated by reference to Exhibit 97.1 of the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K, filed on March 21, 2024.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABACUS GLOBAL MANAGEMENT, INC.

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2026

By:	/s/ William McCauley
William McCauley
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)
Date: May 11, 2026

By:	/s/ Alexei Solomon
Alexei Solomon
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)
Date: May 11, 2026