Form 10-Q
period 2026-06-30
Abacus Global Management, Inc.
filed 2026-08-10
CIK 1814287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
Commission file number 001-39403
Abacus Global Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1210472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 South Garland Avenue, Suite 1500 Orlando Florida	32801
(Address of Principal Executive Offices)	(Zip Code)
(800) 561-4148
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ABX	New York Stock Exchange
9.875% Fixed Rate Senior Notes due 2028	ABXL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had 97,792,249 shares of common stock, $0.0001 par value per share, issued and outstanding as of July 30, 2026.

ABACUS GLOBAL MANAGEMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,388,190	$38,112,332
Accounts receivable	22,812,071	18,082,473
Accounts receivable, related party	10,127,137	9,320,103
Income taxes receivable	3,778,866	411,055
Prepaid expenses and other current assets	4,533,639	3,646,850
Total current assets	64,639,903	69,572,813
Property and equipment, net	2,345,652	1,597,896
Intangible assets, net	59,750,092	66,360,444
Goodwill	252,779,884	252,779,884
Operating right-of-use assets	12,306,899	4,561,692
Management and performance fee receivable, related party	15,187,416	14,800,140
Life settlement policies, at fair value	383,044,248	468,857,929
Life settlement policies, at cost	—	918,305
Available-for-sale securities, at fair value; net of allowance for credit losses of $— and $1,245,575 at June 30, 2026 and December 31, 2025	3,186,955	3,108,750
Other investments	73,043,493	18,253,585
Other assets	1,445,878	1,428,820
TOTAL ASSETS	$867,730,420	$902,240,258
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt, at fair value	$38,293,580	$114,424,000
Current portion of long-term debt	1,500,000	1,500,000
Accrued expenses	8,482,787	10,935,292
Current operating lease liabilities	2,630,892	720,186
Contract liabilities, deposits on pending settlements	647,043	169,184
Accrued transaction costs	2,106,184	2,336,177
Other current liabilities	16,610,025	15,853,016
Related party payable	21,473,912	—
Income taxes payable	—	2,653,366

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONT.)

	June 30, 2026 (Unaudited)	December 31, 2025
Total current liabilities	91,744,423	148,591,221
Long-term debt, net	275,834,100	275,780,392
Long-term debt, related party	14,982,507	14,114,199
Retrocession fees payable	5,361,714	5,361,714
Noncurrent operating lease liabilities	11,066,427	4,637,642
Deferred tax liability	29,063,823	30,214,160
TOTAL LIABILITIES	428,052,994	478,699,328
COMMITMENTS AND CONTINGENCIES (Note 12)
MEZZANINE EQUITY
Series A convertible preferred stock, $0.0001 par value; 5,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	5,000,000	5,000,000
TOTAL MEZZANINE EQUITY	5,000,000	5,000,000
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 5,000 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 107,220,874 and 104,879,752 shares issued at June 30, 2026 and December 31, 2025, respectively	10,722	10,488
Treasury stock - at cost; 10,130,090 and 7,406,118 shares repurchased at June 30, 2026 and December 31, 2025, respectively	(80,167,968)	(55,808,595)
Additional paid-in capital	542,761,386	515,971,485
Accumulated deficit	(27,926,714)	(41,632,448)
Noncontrolling interest	—	—
TOTAL STOCKHOLDERS' EQUITY	434,677,426	418,540,930
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY	$867,730,420	$902,240,258
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Asset management	$776,361	$1,606,827	$1,818,804	$2,355,216
Asset management, related party	6,439,292	7,155,049	13,855,993	14,179,737
Life solutions	53,920,260	31,125,573	87,936,927	66,522,884
Life solutions, related party	11,504,800	16,175,271	28,055,421	17,076,617
Technology services	379,277	161,900	743,133	229,512
TOTAL REVENUES	73,019,990	56,224,620	132,410,278	100,363,966
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	9,064,451	6,054,644	15,371,836	13,163,051
GROSS PROFIT	63,955,539	50,169,976	117,038,442	87,200,915
OPERATING EXPENSES:
Sales and marketing	5,558,460	3,267,715	10,506,370	5,883,715
General and administrative (including stock-based compensation)	32,956,074	18,926,329	58,828,199	31,190,115
Gain on change in fair value of debt	—	—	—	(3,362,103)
Gain on equity securities, at fair value	—	272,254	—	—
Depreciation and amortization expense	3,962,445	5,184,083	7,896,531	9,942,629
TOTAL OPERATING EXPENSES	42,476,979	27,650,381	77,231,100	43,654,356
OPERATING INCOME	21,478,560	22,519,595	39,807,342	43,546,559
OTHER INCOME (EXPENSE):
Gain (loss) on change in fair value of warrant liability	—	4,183,000	—	(623,000)
Interest expense	(8,311,904)	(8,752,145)	(18,765,496)	(18,370,475)
Interest income	670,783	1,012,278	1,334,006	2,187,279
Other (expense) income, net	(2,861,547)	2,718,172	(342,954)	2,673,648
TOTAL OTHER EXPENSE	(10,502,668)	(838,695)	(17,774,444)	(14,132,548)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	10,975,892	21,680,900	22,032,898	29,414,011
Income tax expense	4,348,850	4,069,971	8,139,664	6,404,056
NET INCOME	6,627,042	17,610,929	13,893,234	23,009,955
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	27,240	—	786,683
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$6,627,042	$17,583,689	$13,893,234	$22,223,272
EARNINGS PER SHARE:
Earnings per share - basic	$0.07	$0.18	$0.14	$0.23
Earnings per share - diluted	$0.07	$0.18	$0.14	$0.23
Weighted-average stock outstanding—basic	95,319,635	94,690,195	96,574,532	95,437,545
Weighted-average stock outstanding—diluted	98,457,545	97,372,470	99,755,998	97,801,477

NET INCOME	$6,627,042	$17,610,929	$13,893,234	$23,009,955
COMPREHENSIVE INCOME BEFORE NON-CONTROLLING INTERESTS	6,627,042	17,610,929	13,893,234	23,009,955
Net and comprehensive income attributable to non-controlling interests	—	27,240	—	786,683
COMPREHENSIVE INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$6,627,042	$17,583,689	$13,893,234	$22,223,272
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	—	$—	96,731,194	$10,133	(1,048,226)	$(12,025,137)	$494,064,113	$(57,896,606)	$(857,831)	$423,294,672
Issuance of series A convertible preferred stock	5,000	5,000,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	36,000	(456)	—	—	2,355,852	—	—	2,355,396
Warrant Conversions	—	—	1,134,071	113	—	—	(113)	—	—	—
Common stock issue costs	—	—	—	—	—	—	(470,065)	(3)	—	(470,068)
Net income	—	—	—	—	—	—	—	4,639,583	759,443	5,399,026
BALANCE AS OF MARCH 31, 2025	5,000	$5,000,000	97,901,265	$9,790	(1,048,226)	$(12,025,137)	$495,949,787	$(53,257,026)	$(98,388)	$430,579,026
Repurchase of common stock	—	—	—	-	(5,081,477)	(35,051,781)	—	—	$—	(35,051,781)
Stock-based compensation	—	—	53,206	5	—	—	3,486,823	—	$—	3,486,828
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	$—	(93,750)
Other	—	—	—	—	—	—	1,933	7	$—	1,940
Net income	—	—	—	—	—	—	—	17,583,689	$27,240	17,610,929
BALANCE AS OF JUNE 30, 2025	5,000	$5,000,000	97,954,471	$9,795	(6,129,703)	$(47,076,918)	$499,438,543	$(35,767,080)	$(71,148)	$416,533,192

	Series A Convertible Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	5,000	$5,000,000	104,879,752	$10,488	(7,406,118)	$(55,808,595)	$515,971,485	$(41,632,448)	$—	$418,540,930
Repurchase of common stock	—	—	—	—	(1,649,712)	(14,453,988)	—	—	—	(14,453,988)
Stock-based compensation	—	—	159,494	16	—	—	6,343,385	—	—	6,343,401
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	—	(93,750)
Net income	—	—	—	—	—	—	—	7,266,192		7,266,192
BALANCE AS OF MARCH 31, 2026	5,000	$5,000,000	105,039,246	$10,504	(9,055,830)	$(70,262,583)	$522,314,870	$(34,460,006)	$—	$417,602,785
Repurchase of common stock	—	$—	—	$—	(1,074,260)	$(9,905,385)	$—	$—	$—	$(9,905,385)
Stock-based compensation	—	—	505,582	50	—	—	4,830,678	—	—	4,830,728
Dividends declared on the Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(93,750)	—	(93,750)
Issuance of common stock	—	—	1,676,046	168	—	—	15,615,838	—	—	15,616,006
Net income	—	—	—	—	—	—	—	6,627,042	—	6,627,042
BALANCE AS OF JUNE 30, 2026	5,000	$5,000,000	107,220,874	$10,722	(10,130,090)	$(80,167,968)	$542,761,386	$(27,926,714)	$—	$434,677,426
The accompanying notes are an integral part of these consolidated financial statements.

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,893,234	$23,009,955
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,896,531	9,942,629
Stock-based compensation	13,226,381	5,842,224
Amortization of debt issuance costs	1,270,929	1,046,835
Unrealized loss (gain) on policies, at fair value	41,958,891	(17,877,480)
Gain on change in fair value of debt	—	(3,362,103)
Loss on change in fair value of warrant liability	—	623,000
Deferred income taxes	(1,150,337)	1,720,233
Non-cash interest income	(78,205)	(317,756)
Non-cash interest expense, related party	868,309	770,579
Non-cash interest expense	—	143,630
Non-cash lease expense	594,284	119,315
Non-cash other expense (income)	2,205,337	(1,750,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,729,598)	1,277,555
Accounts receivable, related party	(807,034)	(6,120,244)
Management and performance fee receivable, related party	(387,276)	1,122,181
Prepaid expenses and other current assets	(886,789)	(2,810,783)
Other investments	(1,689,489)	—
Other assets	(17,058)	(7,776)
Accrued expenses	(2,452,505)	(823,060)
Accrued transaction costs	(229,992)	396,123
Contract liabilities, deposits on pending settlement	477,859	(2,427,674)
Other current liabilities	757,009	(2,391,239)
Related party payable	21,473,912	—
Income tax payable	(2,653,366)	1,953,834
Income tax receivable	(3,367,811)	2,276,726
Retrocession fees payable	—	49,500
Net change in life settlement policies, at fair value	43,854,789	2,131,229

ABACUS GLOBAL MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
FOR THE YEARS ENDED JUNE 30,

	Six Months Ended June 30,
	2026	2025
Net change in life settlement policies, at cost	918,305	(25,831)
Net cash provided by operating activities	130,946,310	14,511,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of note receivable	—	(7,000,000)
Acquisition of businesses, net of cash acquired	—	(2,096,021)
Purchase of property and equipment	(996,182)	(647,321)
Development of intangible assets	(1,037,753)	—
Purchase of other investments	(39,689,750)	(3,000,000)
Purchase of available for sale securities	—	(1,000,000)
Net cash used in investing activities	(41,723,685)	(13,743,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term-debt, at fair value	992,387	24,732,253
Payment of discounts and financing costs	(682)	(374,809)
Repayment of debt	(78,339,347)	(46,713,206)
Repurchase of common stock	(24,359,373)	(35,051,781)
Transaction costs	—	(468,128)
Payment of Series A Convertible Preferred dividend	(187,500)	—
Shares withheld to satisfy taxes on share-based compensation	(2,052,252)	—
Net cash used in financing activities	(103,946,767)	(57,875,671)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,724,142)	(57,107,411)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	38,112,332	131,944,282
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,388,190	$74,836,871

NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$15,616,006	$—
Non-cash investment in other investments	—	5,000,000
Non-cash issuance of series A convertible preferred stock	—	5,000,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$16,705,594	$12,730,004
Income taxes paid, net of refunds	15,282,805	—
Unrealized gain on equity investments	4,739,489	—
Impairment loss on equity investments	(3,050,000)	—
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

ASU 2026-01 — “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity Classified Preferred Stock.” In April 2026, the FASB issued ASU 2026-01 to provide guidance on how an issuer should initially measure paid-in-kind (PIK) dividends on equity classified preferred stock. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Adoption of this ASU can be applied either using a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

ASU 2026-02 — “Environmental Credits and Environmental Credit Obligations (Topic 818).” In May 2026, the FASB issued ASU 2026-02 to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The objective of the amendment is to provide recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU is effective for interim reporting periods with annual reporting periods beginning after December 15, 2027. Adoption of this ASU should be applied using a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.
Concentrations— No customer accounted for 10% or more in revenues related to sales of life insurance policies for the three months ended June 30, 2026. One customer accounted for 26% of in revenues related to sales of life insurance policies for the three months ended June 30, 2025.

One customer accounted for 11% (related party) in revenues related to sales of life insurance policies for the six months ended June 30, 2026. One customer accounted for 15% (related party) of total revenues related to the sales of life insurance policies for the six months ended June 30, 2025.
Liquidity—The first redemption date for LMA Income Series II, LP (“LMAIS II”), a limited partnership that is a variable interest entity in which the Company has invested was March 31, 2026 at which point the investors of that entity had the option to (i) redeem their investment, (ii) extend their investment for an additional year, or (iii) invest into an Abacus managed fund launched in March 2025. The next redemption date for LMAIS II will be June 30, 2027 with the same options available to investors as the first redemption date. As of June 30, 2026, the related remaining liabilities are included within the current portion of long-term debt, at fair value within our consolidated balance sheet. If all investors were to elect to redeem their investment, the Company has determined it has sufficient liquidity available in the form of cash, credit available under the secured credit facility, and the ability to sell life settlement policies in an active market to repay the debt. Refer to Note 14, Long-Term Debt for additional information related to LMAIS II.
Reclassifications—Certain prior period amounts in these Interim Financial Statements and condensed notes have been reclassified to conform to the current presentation for the three and six months ended June 30, 2026 and 2025 and for the year ended December 31, 2025.
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
The Company finalized the valuations related to the acquired assets and liabilities of AccuQuote, except for acquired receivables, accrued expenses, and other liabilities. Accordingly, these estimates are subject to change during the measurement period, which is up to one year from the AccuQuote Acquisition Date, as permitted under GAAP. Any potential adjustments could be material in relation to the values presented in the table below. No adjustments were made to the valuation for the period ended June 30, 2026.
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
On June 24, 2026, the Company issued 237,133 in common stock valued at $2,205,337 to the sellers of FCF Advisors, LLC to settle additional non-cash consideration recorded in other income (expense), net in the consolidated statements of operations and comprehensive income. This consideration is deductible for tax purposes.

4.REVENUES
Disaggregated Revenue—The disaggregation of the Company’s revenue by major sources is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset management:
Asset management fees, related party	$5,612,942	$6,700,984	$12,269,406	$13,399,185
Asset management fees	729,950	1,503,839	1,717,005	2,232,849
Servicing revenue, related party	826,350	454,065	1,586,587	780,552
Servicing revenue	46,411	102,988	101,799	122,367
Total asset management revenue	7,215,653	8,761,876	15,674,797	16,534,953
Life solutions:
Revenue from life insurance policies using the fair value method, net	50,238,503	29,621,941	81,700,560	62,555,802
Revenue from life insurance policies using the fair value method, related party, net	11,337,470	16,175,271	27,888,091	17,076,617
Insurance commissions	1,881,126	—	3,511,802	—
Fee-based services	—	338,787	—	338,787
Revenue from life insurance policies held using the investment method, related party	167,330	—	167,330	—
Originations	1,800,631	1,164,845	2,724,565	3,628,295
Total life solutions revenue	65,425,060	47,300,844	115,992,348	83,599,501
Technology services:
Technology services	379,277	161,900	743,133	229,512
Total technology services revenue	379,277	161,900	743,133	229,512
Total revenue	$73,019,990	$56,224,620	$132,410,278	$100,363,966
Further disaggregation of life solutions revenue for the three and six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Life solutions:
Realized gains from life insurance policies sold and matured using the fair value method	$20,753,663	$25,716,729
Premiums paid on sold and matured life insurance policies using the fair value method	(288,110)	(348,275)
Premiums paid on life insurance policies held using the fair value method	(5,730,887)	(11,603,862)
Reversal of unrealized gains from prior quarters related to life insurance policies sold or matured using the fair value method	(5,776,428)	(7,550,594)
Unrealized gains from life insurance policies held using the fair value method	41,280,265	75,486,562
Revenue from life insurance policies using the fair value method, net	50,238,503	81,700,560
Realized gains from life insurance policies sold and matured using the fair value method, related party	55,946,497	143,878,143

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Premiums paid on sold life insurance policies using the fair value method, related party	(2,351,584)	(6,095,192)
Reversal of unrealized gains from prior quarters related to life insurance policies sold and matured using the fair value method, related party	(42,257,443)	(109,894,860)
Revenue from life insurance policies using the fair value method, related party, net	11,337,470	27,888,091
Total revenue for life insurance policies using the fair value method	$61,575,973	$109,588,651
Further disaggregation of life solutions revenue for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Life solutions:
Realized gains from life insurance policies sold and matured using the fair value method	$10,025,640	$22,689,625
Premiums paid on sold and matured life insurance policies using the fair value method	(178,584)	(608,584)
Premiums paid on life insurance policies held using the fair value method	(7,065,396)	(14,873,756)
Unrealized gains from life insurance policies held using the fair value method	26,840,281	55,348,517
Revenue from life insurance policies using the fair value method, net	29,621,941	62,555,802
Realized gains from life insurance policies sold and matured using the fair value method, related party	53,687,040	56,153,818
Premiums paid on sold life insurance policies using the fair value method, related party	(1,536,451)	(1,606,164)
Reversal of unrealized gains from prior quarters related to life insurance policies sold and matured using the fair value method, related party	(35,975,318)	(37,471,037)
Revenue from life insurance policies using the fair value method, related party, net	16,175,271	17,076,617
Total revenue for life insurance policies using the fair value method	$45,797,212	$79,632,419

Refer to Note 19, Related-Party Transactions for additional information related to revenue from related parties.
Asset Management Balances—The Company has the following asset management related balances recorded within the following accounts in the consolidated balance sheets:

Balance Sheet Account	June 30, 2026	December 31, 2025
Management and Performance Fee Receivables:
Accounts receivable, related party	$6,653,641	$6,718,903
Management and performance fee receivable, related party	15,187,416	14,800,140
Total management and performance fee receivables	$21,841,057	$21,519,043
Retrocession Fee Payable:
Other current liabilities	$5,403,741	$4,696,788

Balance Sheet Account	June 30, 2026	December 31, 2025
Retrocession fees payable	5,361,714	5,361,714
Total retrocession fees payable	$10,765,455	$10,058,502
Contract Balances—We had no contract assets at June 30, 2026 and December 31, 2025. The balances of contract liabilities arising from originated contracts with customers were as follows:

	June 30, 2026	December 31, 2025
Contract liabilities, deposits on pending settlements	$647,043	$169,184
Total contract liabilities	$647,043	$169,184
Revenue recognized during the six months ended June 30, 2026 that was included in our contract liabilities balance at December 31, 2025 was $169,184.
5.LIFE SETTLEMENT POLICIES
As of June 30, 2026, the Company held 622 life settlement policies which are accounted for using the fair value method. Aggregate face value of policies held at fair value was $682,635,716 as of June 30, 2026, with a corresponding fair value of $383,044,248. Differences between the face value and the net death benefit of certain policies is due to return of premium policies offset by loans on policies.
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
At June 30, 2026, the Company did not have any contractual restrictions on its ability to sell policies, including those held as collateral for the issuance of long-term debt. Refer to Note 14, Long-Term Debt for further details.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, at origination, affected by such factors as heredity, physical condition, nutrition, and occupation.
There were no significant changes in the Company’s expectation of the timing of the realization of revenues related to life settlement policies. Refer to Note 13, Fair Value Measurements for significant changes to the amounts disclosed related to life settlement policies.
Policies Carried at Fair Value:
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of June 30, 2026:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	51	$30,885,723	$30,066,062	$21,712,821
1-2	108	92,390,457	104,640,445	75,988,327
2-3	116	193,856,477	193,502,821	127,457,813
3-4	97	84,587,920	81,421,369	48,188,677

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
4-5	87	72,417,299	68,981,460	35,498,806
Thereafter	163	208,497,840	207,673,905	74,197,804
Total	622	$682,635,716	$686,286,062	$383,044,248
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Fair Value
0-1	56	$37,289,219	$38,364,635	$31,591,831
1-2	107	145,413,973	136,961,406	95,037,912
2-3	172	220,587,453	233,422,730	138,986,632
3-4	103	102,158,681	101,592,187	47,674,052
4-5	104	96,790,034	90,018,094	38,562,604
Thereafter	259	461,508,314	458,781,779	117,004,898
Total	801	$1,063,747,674	$1,059,140,831	$468,857,929
Policies Accounted for Using the Investment Method:
During the second quarter of 2026, the Company sold its remaining life insurance policies accounted for using the investment method.
The following tables summarize the Company’s life insurance policies grouped by remaining life expectancy as of December 31, 2025:

Remaining Life Expectancy (Years)	Policies	Face Value	Net Death Benefit	Carrying Value
4-5	1	$750,000	$750,000	$444,987
Thereafter	2	875,000	898,307	473,318
Total	3	$1,625,000	$1,648,307	$918,305
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

6.PROPERTY AND EQUIPMENT—NET
Property and equipment balances are composed of the following:

	June 30, 2026	December 31, 2025
Computer equipment	$2,307,014	$1,802,032
Furniture and fixtures	677,575	232,349
Leasehold improvements	199,753	153,780
Property and equipment—gross	3,184,342	2,188,161
Less: accumulated depreciation	(838,690)	(590,265)
Property and equipment—net	$2,345,652	$1,597,896
Depreciation expense for the three months ended June 30, 2026 and 2025, was $138,392 and $87,716, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $248,425 and $154,542, respectively.
7.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $252,779,884 was recognized as a result of the business combinations, which represent the excess fair value of consideration over the fair value of the underlying net assets. Refer to Note 3, Business Combinations for further discussion.
The changes in the carrying amount of goodwill by reportable segments were as follows:

Reportable Segment	December 31, 2025	Additions	Adjustments	June 30, 2026
Life Solutions	$147,007,357	$—	$—	$147,007,357
Asset Management	105,772,527	—	—	105,772,527
Total	$252,779,884	$—	$—	$252,779,884
Intangible Assets Acquired comprised of the following:

Asset Type	Net Book Value	Useful Life	Weighted Average Remaining Amortization Period	Valuation Methodology
Management agreements	$47,400,000	4 - 8 years	3.8 years	Multi-period excess-earnings method
Customer relationships	31,693,300	3 - 10 years	2.2 years	Multi-period excess-earnings method
Non-compete agreements	7,400,000	1 - 3 years	0.1 years	With or Without Method
Internally developed and used technology	2,100,000	2 - 3 years	0.0 years	Replacement Cost Method
Trade Name	2,500,000	3 - 10 years	0.3 years	Relief from Royalty Method
State Insurance Licenses	2,700,000	Indefinite		Replacement Cost Method
Trade Name	900,000	Indefinite		Relief from Royalty Method
	$94,693,300		6.4 years
Intangible assets and related accumulated amortization as of June 30, 2026 are as follows:

	June 30, 2026
	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Management agreements	$47,400,000	$13,201,229	$34,198,771
Customer relationships	31,693,300	14,130,551	17,562,749
Non-compete agreements	7,400,000	6,313,889	1,086,111
Internally developed and used technology	2,100,000	1,911,111	188,889
Trade Name	2,500,000	469,445	2,030,555
Total	$91,093,300	$36,026,225	$55,067,075

Indefinite Lived Intangible Assets:
State Insurance Licenses	2,700,000	—	2,700,000
Trade Name	900,000	—	900,000
Total	$94,693,300	$36,026,225	$58,667,075

	December 31, 2025
	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Management agreements	$47,400,000	$9,032,419	$38,367,581
Customer relationships	31,693,300	11,335,052	20,358,248
Non-compete agreements	7,400,000	5,930,556	1,469,444
Internally developed and used technology	2,100,000	1,827,777	272,223
Trade Name	2,500,000	286,111	2,213,889
Total	$91,093,300	$28,411,915	$62,681,385

Indefinite Lived Intangible Assets:
State Insurance Licenses	2,700,000	—	2,700,000
Trade Name	900,000	—	900,000
Total	$94,693,300	$28,411,915	$66,281,385
All intangible assets with finite useful lives are subject to amortization when they are available for their intended use. Amortization expense for definite-lived intangible assets was $3,824,053 and $4,667,987 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for definite-lived intangible assets was for $7,648,106 and $9,301,141 the six months ended June 30, 2026 and 2025, respectively.
Estimated future amortization of definite-lived intangible assets as of June 30, 2026 is as follows:

2026 remaining	$7,597,640
2027	15,014,728
2028	11,501,255
2029	7,813,616
2030	5,999,171
Thereafter	7,140,665
Total	$55,067,075
The Company also had other insignificant intangible assets of $1,083,017 and $79,059 as of June 30, 2026 and December 31, 2025, respectively.
8.AVAILABLE-FOR-SALE SECURITIES, AT FAIR VALUE
Convertible Promissory Note—The Company holds investments in convertible promissory notes in two separate unrelated entities (“Convertible Promissory Notes”) for an initial investment of $1,000,000 each. The first note bore an annual interest rate of 8% and matured on September 30, 2025. The unrelated entity that was due to repay the first convertible promissory note on September 30, 2025, stopped operations in August 2025. The Company does not believe that it will be able to recover its investment in this convertible note and related accrued interest, and has recorded an estimated 100% credit loss as of December 31, 2025, which includes the accrued interest. For the three months ended June 30, 2026, the Company received notification that the underlying entity was dissolved and accordingly, wrote off the remaining allowance.

The second note bears an annual interest rate of 5% and matures on October 15, 2028. During 2025, the Company acquired an additional interest in the second note of $2,000,000, for a total principal investment of $3,000,000.
The Company applies the available-for-sale method of accounting for its investments in the Convertible Promissory Notes, which are debt investments. The Convertible Promissory Notes do not qualify for either the held-to-maturity method due to the Convertible Promissory Notes’ conversion rights or the trading securities method because the Company holds the Convertible Promissory Notes as long-term investments. The Convertible Promissory Notes are measured at fair value at each reporting period-end. As of June 30, 2026 and December 31, 2025, fair value was $3,186,955 and $3,108,750, which includes accrued accumulated non-cash interest income of $432,530 and $354,325, respectively.
There were no credit losses recognized for the three and six months ended June 30, 2026 and 2025.
The following tables provide a rollforward of the allowance for credit losses on available-for-sale securities for the three and six months ended June 30, 2026 and June 30, 2025:

Convertible Promissory Notes
Balance at December 31, 2025	$1,245,575
Current period provision for expected credit losses	—
Write-offs charged against the allowance	(1,245,575)
Recoveries of amounts previously written off	—
Balance at June 30, 2026	$—

Convertible Promissory Notes
Balance at December 31, 2024	$—
Current period provision for expected credit losses	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Balance at June 30, 2025	$—

Interest income recognized for the three months ended June 30, 2026 and 2025 was $39,345 and $44,125, respectively. Interest income recognized for the six months ended June 30, 2026 and 2025 was $78,205 and $81,559, respectively.
9.OTHER INVESTMENTS AND OTHER ASSETS
Other Investments—The Company owns convertible preferred and common stock in four entities as of June 30, 2026 and December 31, 2025, respectively. The value of the combined investment was $73,043,493 and $18,253,585 as of June 30, 2026 and December 31, 2025, respectively.
On May 27, 2026, the Company acquired a minority interest in Manning & Napier, Inc. (Manning & Napier). The investment of $53,050,419 in Manning & Napier was acquired by the Company through a combination of $39,639,750 cash and issued 1,438,913 common shares valued at $13,410,669 (non-cash consideration).

During the first quarter of 2026, the Company impaired an investment by $3,050,000 in one equity investment. During the second quarter of 2026, the Company received notification that the entity was sold to a third party. The Company has not adjusted the previous investment value as a result of this transaction. This impairment is recorded within Other income (expense), net in the consolidated statements of operations and comprehensive income.
During the first quarter of 2026, the Company recorded a $5,400,000 unrealized gain on one equity investment. The entity had a new capital raise during the period, increasing the underlying value of the investment. This capital raise was considered an orderly transaction in the same equity class as the initial investment, representing the intrinsic value in this investee’s business. The unrealized gain is recorded within Other income (expense), net in the consolidated statements of operations and comprehensive income.

During the first quarter of 2025, the Company acquired $3,000,000 convertible preferred stock and $5,000,000 of common stock in two separate unrelated entities, respectively. The investment of $5,000,000 in common stock was purchased by the Company issuing series A convertible preferred stock. Refer to Note 15, Convertible Preferred Stock and Stockholders’ Equity for further information.

The Company holds a variable interest in 2025 LMA LLC (the “Securitized Entity”). The Company’s interest is subordinate to the Securitized Entity’s obligations to the Noteholders and other third-party creditors of the Securitized Entity. Any distributions to the Company are permitted only after satisfaction of those senior obligations. The Company has no right to require a distribution or redemption at any specified time or in any specified amount. The Company’s does not have a requirement to make additional contributions to the Securitized Entity beyond its initial capital contribution of $8,699,569. Refer to Note 10, Consolidation of Variable Entities for additional information.
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
Other Assets—The Company’s other assets are composed of the following:

	June 30, 2026	December 31, 2025
Restricted cash deposits in compliance with various regulations	$1,445,878	$1,428,820
Total other assets	$1,445,878	$1,428,820
During the second quarter of 2025, the Company recorded $1,750,000 in paid-in-kind lending fees in the Company’s consolidated statements of operations and comprehensive income that was included as non-cash consideration for the business acquisition of AccuQuote during the third quarter of 2025.
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
The Company evaluated any entity in which it had a variable interest upon formation to determine whether the entity should be consolidated. The Company also evaluated the consolidation conclusion during each reconsideration event, such as changes in the governing documents or additional equity contributions to the entity. As of June 30, 2026, the Company’s consolidated VIE, LMA Income Series II LP, had total assets of $95,902,169 and liabilities of $38,968,493. As of December 31, 2025, the Company’s consolidated VIE, LMA Income Series II LP, had total assets and liabilities of $204,604,881 and $115,186,408. The Company did not deconsolidate any entities during the three and six months ended June 30, 2026, or during the year ended December 31, 2025. Refer to Note 14, Long-Term Debt for information related to the classification of assets and liabilities.

Carlisle manages collective portfolios of several Luxembourg alternative investment funds investing in life insurance policies. Carlisle is registered as an authorized alternative investment fund manager (“AIFM”) by Luxembourg’s Commission de Surveillance du Secteur Financier (“CSSF”). Carlisle manages two funds and seven sub-funds. The funds and sub-funds managed by Carlisle are collectively referred to as the “Carlisle Funds”. The Company, through LMA, services the life insurance policies held by the Carlisle Funds. The Company concluded that it does not have a controlling financial interest in the Carlisle Funds pursuant to ASC 810-10. Accordingly, the Carlisle Funds are not consolidated in the Company's financial statements. The management fee arrangement is the only interest in the funds and the fees are customary and commensurate, therefore not providing a variable interest in the funds. As a result, all transactions between the Company and the Carlisle Funds, including life policy purchases and sales, servicing fees, and management fee receivables are classified as related party transactions. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.

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

The Company holds a variable interest in 2025 LMA LLC (the “Securitized Entity”), a bankruptcy-remote special-purpose vehicle formed in October 2024 to hold a static pool of life settlement policies serving as collateral for Fixed Rate Structured Collateral-Backed Rated Notes issued to third-party investors. The Company’s variable interest consists of a Class B membership interest representing 100% of the non-voting residual economic interest in the Securitized Entity, with a carrying value of $8,243,074 at June 30, 2026, and a servicing arrangement under which the Company’s subsidiary services the collateral pool for market-rate compensation. The Class A member has all of the voting noneconomic interest in the Securitized Entity. The Class A member has substantive power to remove the Company as the servicer of the Securitized Entity. The Company is not the primary beneficiary of the Securitized Entity because the power to direct the activities of the Securitized Entity that most significantly impact its economic performance is held by the Class A member, which is an unaffiliated third party. Accordingly, the Securitized Entity is not consolidated in the Company’s financial statements. It was determined that while the Company’s management does not have the authority to establish policies or make significant decision impacting the Securitization Fund, it is serving as the servicer for the securitized static collateral pool under the direct supervision of an independent manager. As a result, life policy sales and fee revenue earned by LMA from the Securitized Entity is presented as related party servicing revenue in the Company's consolidated financial statements. The Company’s maximum exposure to loss in the Securitized Entity is limited to the $8,243,074 carrying value of its Class B membership interest provided as a structural credit support and does not represent a guarantee of the Notes. The Company has not provided, and is not obligated to provide, financial support to the Securitized Entity beyond its initial capital contribution of $8,699,569. Refer to Note 4, Revenues and Note 19, Related-Party Transactions for additional information.
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
The Life Solutions segment generates revenues by buying, selling, and trading policies, and maintaining policies until receipt of death benefits. It also generates revenue by originating life insurance policy settlements between investors or buyers, and the sellers, who is often the original policy owner. The policies are purchased from owners or other providers through advisors, brokers, or directly through the owner. In addition, this segment generates insurance commission revenue from insurance carriers when the initial policy is sold to a policyholder and when the policyholder renews their policy.
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
Revenue related to the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset management	$7,215,653	$8,761,876	$15,674,797	$16,534,953
Life solutions	65,425,060	47,300,844	115,992,348	83,599,501
Technology services	379,277	161,900	743,133	229,512
Total revenue	$73,019,990	$56,224,620	$132,410,278	$100,363,966
Cost of revenue (including stock-based compensation) related to the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset management	$3,363,939	$3,047,093	$5,959,917	$5,789,111
Life solutions	5,033,238	2,510,545	8,118,919	6,411,404
Technology services	667,274	497,006	1,293,000	962,536
Total cost of revenue (including stock-based compensation)	$9,064,451	$6,054,644	$15,371,836	$13,163,051
Gross profit related to the Company’s reportable segments and the reconciliation of the total gross profit to net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset management	$3,851,714	$5,714,783	$9,714,880	$10,745,842
Life solutions	60,391,822	44,790,299	107,873,429	77,188,097
Technology services	(287,997)	(335,106)	(549,867)	(733,024)
Total gross profit	$63,955,539	$50,169,976	$117,038,442	$87,200,915

Sales and marketing	(5,558,460)	(3,267,715)	(10,506,370)	(5,883,715)
General and administrative (including stock-based compensation)	(32,956,074)	(18,926,329)	(58,828,199)	(31,190,115)
Gain on change in fair value of debt	—	—	—	3,362,103
Gain on equity securities, at fair value	—	(272,254)	—	—
Depreciation and amortization expense	(3,962,445)	(5,184,083)	(7,896,531)	(9,942,629)
Gain (loss) on change in fair value of warrant liability	—	4,183,000	—	(623,000)
Interest expense	(8,311,904)	(8,752,145)	(18,765,496)	(18,370,475)
Interest income	670,783	1,012,278	1,334,006	2,187,279
Other (expense) income, net	(2,861,547)	2,718,172	(342,954)	2,673,648
Income tax expense	(4,348,850)	(4,069,971)	(8,139,664)	(6,404,056)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(27,240)	—	(786,683)
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$6,627,042	$17,583,689	$13,893,234	$22,223,272
Segment gross profit is defined as revenues less cost of sales, excluding depreciation and amortization. Expenses below the gross profit line are not allocated across operating segments, as they relate primarily to the overall management of the consolidated entity.
Revenue by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$66,451,151	$42,988,604	$119,380,833	$91,437,205
Luxembourg	4,903,988	10,629,706	11,304,275	5,003,751
Other	1,664,851	2,606,310	1,725,170	3,923,010
Total revenue	$73,019,990	$56,224,620	$132,410,278	$100,363,966
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

	Fair Value Hierarchy
As of June 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$383,044,248	$383,044,248
Total assets held at fair value	$—	$—	$383,044,248	$383,044,248
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$38,293,580	$38,293,580
Total liabilities held at fair value:	$—	$—	$38,293,580	$38,293,580

	Fair Value Hierarchy
As of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Life settlement policies, at fair value	$—	$—	$468,857,929	$468,857,929
Total assets held at fair value	$—	$—	$468,857,929	$468,857,929
Liabilities:
Current portion of long-term debt, at fair value	$—	$—	$114,424,000	$114,424,000
Total liabilities held at fair value:	$—	$—	$114,424,000	$114,424,000
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

Prior to June 30, 2026, fair value was determined using a discounted cash flow (“DCF”) with Monte Carlo simulation to determine the fair value of each policy. The Company’s model uses a discount rate based on observed transaction pricing which is assessed against historical realized gains. The valuation process used significant assumptions, including survival probabilities and mortality assumptions informed by third-party life expectancy reports and a base mortality table (SOA 2015 VBT) adjusted via a mortality rating to match the risk-adjusted life expectancy, and market-calibrated discount rates.

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
Effective with the quarter ended June 30, 2026, fair value is determined using a market multiple approach based on historical market-observed returns on cost basis (the “Historical Return Method”). Prior period amounts have not been adjusted. Under this method, the fair value of each policy is determined by applying a risk-grade-specific weighted-average return percentage (i.e., market multiple) to the policy’s cost, which represents the purchase price plus all premiums paid from acquisition through the measurement date less any cash withdrawals or loans. The market-observed returns for each risk grade are derived from the Company’s transaction database of executed policy sales both to external parties and related party funds, as discussed further below.
The Company adopted the Historical Return Method as a change in valuation technique resulting in a measurement that is equally or more representative of fair value. This change is accounted for prospectively as a change in accounting estimate. The Historical Return Method more directly reflects market participant pricing behavior and reduces model complexity relative to the prior discounted cash flow approach.
Each policy is assigned a proprietary risk score from 1 to 5 (with 5 being higher risk), based on multiple factors including insured age, life expectancy, life expectancy extension ratio, survival probability at breakeven, maturity probability, and risk-adjusted return on capital metrics. The risk score determines the applicable risk-grade-specific weighted-average return percentage applied to policies to derive the estimated fair value.
Life expectancy reflects the probable number of years remaining in the life of a class of people determined statistically, affected by such factors as physical condition and age. Survival curves are generated using the Society of Actuaries 2015 VBT mortality tables adjusted by mortality ratings to achieve risk-adjusted life expectancies. For policies with multiple insureds, joint survival probabilities are calculated using statistical modeling techniques. Life expectancy is a determinant of risk score and therefore indirectly drives the applicable risk-grade-specific weighted-average return percentage. These inputs inform policy acquisition pricing for each life settlement policy, which establishes the cost basis of the assets, along with premiums paid to date.
The historical return experience is reviewed and calibrated each quarter based on current period sales experience, only if there is significant volume of transactions for the applicable risk grade in that period.
We consider sales to related funds to be transacted at arms’ length terms. The Company does not rely on related-party transactions in isolation. For related-party policy sales, the Company evaluates whether the transaction was executed at market terms using multiple corroborating indicators:
•Independent market checks where available, including unaffiliated third-party bids or indications of interest and third-party investor interest in the same or similar policies;
•Comparisons to contemporaneous third-party executed sales for policies with comparable characteristics, including Risk Score, life expectancy band, face value range, and other key policy attributes; and
•Parity of key non-price terms and customary execution and approval processes, including confirmation that the approval workflow applied to related-party transactions is consistent with that applied to arm’s-length transactions.
Additionally, for all sales, both to external parties and related party funds, the Company performs a quarterly lookback (e.g., retrospective) analysis to compare fair values against actual sales experience to validate the Company’s valuation methodology. The Company also obtains an external valuation analysis on a sample of policies held at the end of the quarter and for the entire portfolio of held policies at the end of the year.

In certain circumstances, if there is a commitment to purchase a specific policy as of the balance sheet date, we use that transaction price as the fair value as we believe it is a more precise estimate of the life settlement policy’s exit price.

The following table provides quantitative information about significant unobservable inputs for Level 3 fair value measurements as of June 30, 2026:

Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average	Range
Life insurance polices:
$383,044,248	Market multiple	Historical return [1]	25.1%	10.7% —30.2%
		Life expectancy (months)	40 months	1 month —223 months
		Risk score	2.23	1 —5
Secured borrowing, at fair value:
$38,293,580	Discounted cash flow	Discount rate	8.4%	8.0% — 8.5%
1 The Historical Return increased from 25% for policies held at December 31, 2025 reflecting recent experience.
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

For life settlement policies carried using the investment method, the Company measures these at the cost of the policy plus premiums paid. During the three and six months ended June 30, 2026, the Company sold its remaining life insurance policies accounted for using the investment method. The policies accounted for using the investment method were $918,305 at December 31, 2025.
Historical Return Sensitivity—The fair value of life settlement policies is sensitive to changes in key unobservable inputs used to estimate the fair value of policies held by the Company. The historical return represents the actual sales price of policies less their corresponding total cost basis divided by their total cost basis. The sensitivity analysis is intended to illustrate the potential increase or decrease if policies sold for an average of 1% above or below their determined fair value. The fair value of the Company’s policies would increase when historical realized gains on life insurance policies sold increases. If the historical realized gains increased or decreased by one percentage point and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2026, would be as follows:

	Fair Value	Change in Fair Value
+1%	$386,010,608	$2,966,360
No change	383,044,248	—
-1%	$380,077,888	$(2,966,360)
Credit Exposure to Insurance Companies—The following table provides information about the life insurance issuer concentrations that exceed 10% of total face value or 10% of total fair value of the Company’s life insurance policies as of June 30, 2026:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating[1]
Transamerica	15.6%	20.8%	A
1 Carrier ratings are based on AM Best ratings.
The following table provides a rollforward of the fair value of life insurance policies for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$392,770,863	$446,207,963	$468,857,929	$370,398,447
Policies purchased[1]	181,010,442	99,674,578	337,749,491	205,307,659
Sold/matured policies[2]	(183,983,451)	(150,591,831)	(381,604,280)	(207,427,913)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized (loss) gain on held policies, net of the reversal of prior quarter unrealized gain on policies sold or matured	(6,753,606)	(9,146,012)	(41,958,892)	17,866,505
Balance, end of period	$383,044,248	$386,144,698	$383,044,248	$386,144,698
1 Policies purchased represents life insurance policies purchased during the period.
2 Matured/sold policies represents life insurance policies held at the beginning of the period and those purchased during the period that also matured or were sold within the period.
The following table provides a reconciliation of revenue from life insurance policies held using the fair value method for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Gains or losses recognized in life solutions revenue in the consolidated statements of operations and comprehensive income:	2026	2025	2026	2025
Realized gain on sold/matured policies	$76,700,160	$63,712,680	$169,594,872	$78,843,443
Premiums paid	(8,370,581)	(8,780,431)	(18,047,329)	(17,088,504)
Unrealized (loss) gain on held policies, net of the reversal of prior quarter unrealized gain on policies sold or matured	(6,753,606)	(9,146,012)	(41,958,892)	17,866,505
Change in estimated fair value (Revenue from life insurance policies held using the fair value method)	$61,575,973	$45,786,237	$109,588,651	$79,621,444

Long-Term Debt—See Note 14, Long-Term Debt for additional information on the secured borrowing. The Company has elected the fair value option in accounting for the long-term debt. Fair value is determined using Level 3 inputs.
Available-for-Sale Investment—The convertible promissory notes are classified as an available-for-sale securities. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using unobservable inputs by considering the initial investment value, next round financing, and the likelihood of conversion or settlement based on the contractual terms in the agreement. As of June 30, 2026 and December 31, 2025, the Company evaluated the fair value of its Convertible Promissory Notes and determined that the fair value approximates the carrying value of $3,186,955 and $3,108,750, respectively. Refer to Note 8, Available-For-Sale Securities, at Fair Value for additional information.

Non-Recurring Fair Value Measurements
Other Investments— These investments are recorded at cost under the ASC 321 measurement alternative and are adjusted for impairment and observable price changes. Impairment is assessed qualitatively. As of June 30, 2026, and December 31, 2025, the Company determined that the carrying value of $73,043,493 and $18,253,585, respectively, approximates fair value. Refer to Note 9, Other Investments and Other Assets for additional information.
Financial Instruments Where Carrying Value Approximates Fair Value—The carrying value of cash and cash equivalents, accounts receivables, accounts receivable, related party, income tax receivables, accrued expenses, and other current liabilities approximates fair value due to the short-term nature of their maturities.
14.LONG-TERM DEBT
Outstanding principal balances of Long-term debt comprises of the following:

	Maturity Date	June 30, 2026	December 31, 2025
Secured borrowing:
Senior Secured Credit Facility	December 10, 2030	148,125,000	148,875,000
Deferred issuance costs and discounts		(3,358,489)	(3,655,384)
Secured borrowing, at fair value:
LMA Income Series II, LP	June 30, 2027	38,293,580	114,890,540
Deferred issuance costs		—	(466,540)
Unsecured borrowing:
Fixed Rate Senior Unsecured Notes	November 15, 2028	135,379,475	135,379,475
Deferred issuance costs and discounts		(2,811,887)	(3,318,699)
Sponsor PIK Note	June 30, 2028	14,982,507	14,114,199
Total debt		330,610,186	405,818,591
Less current portion of long-term debt		(39,793,580)	(115,924,000)
Total long-term debt		$290,816,606	$289,894,591
Fixed Rate Senior Unsecured Notes
The Company issued fixed rate senior unsecured notes (“Fixed Unsecured Notes”) between 2023 and 2025. The Fixed Unsecured Notes are based on a fixed interest rate of 9.875% to be paid in quarterly interest payments and mature on November 15, 2028. The Company has the option to redeem the Fixed Unsecured Notes in whole or in part at a price of 100% of the outstanding principal balance on or after February 15, 2027. The notes will be senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s other senior unsecured indebtedness from time to time outstanding. As of June 30, 2026, the balance outstanding on the Fixed Unsecured Notes was $135,379,475.
Senior Secured Credit Facility
On December 10, 2024, the Company entered into a Senior Secured Credit Facility (the “SSCF”) providing for a senior secured term loan and a delayed draw term loan facility. The SSCF provides an initial term loan with an aggregate principal amount of $100,000,000 and delayed draw term loans (“DDTL Facility”) with an aggregate principal amount of up to $50,000,000. The SSCF and DDTL Facility bear interest at a rate equal to term SOFR plus a fixed rate of 5.25% per year (subject to a stepdown upon achievement of specified leverage and EBITDA metrics) and mature on December 10, 2030, subject to quarterly amortization. The SSCF and DDLT Facility is secured by substantially all of the assets of the Company and certain of its wholly-owned subsidiaries that have guaranteed the obligations under the SSCF, which excludes the assets of LMA Income Series II, LP. As of June 30, 2026, the outstanding principal balance under the SSCF and DDTL Facility was $148,125,000.

The SSCF contains customary affirmative and negative covenants, including financial maintenance covenants requiring the Company to maintain, a maximum Secured Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, each measured quarterly. The SSCF also restricts the payment of dividends and distributions and the ability of the Company to incur certain indebtedness, make certain investments, and dispose of assets, in each case subject to exceptions. The Company was in compliance with the financial maintenance covenants under the SSCF.

On June 29, 2026, the Company entered into the first amendment to the SSCF (the “SSCF Amendment”) which resulted in additional principal of $75,000,000. The SSCF Amendment bears interest and matures consistent with the terms of the SSCF and DDTL Facility. The SSCF Amendment is secured by substantially all of the assets of the Company and certain of its wholly-owned subsidiaries that have guaranteed the obligations under the SSCF Amendment, which excludes the assets of LMA Income Series II, LP. As of June 30, 2026, the SSCF Amendment was not funded. Refer to Refer to Note 22, Subsequent Events for additional information.
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
For the three months ended June 30, 2026 and 2025, LMA Income Series II GP LLC, through the LMAIS II, admitted $248,020 and $8,542,382 additional limited partnership interests and redeemed $111,144 and $250,000 existing limited partnership interests, respectively. For the six months ended June 30, 2026 and 2025, LMA Income Series II GP LLC, through the LMAIS II, admitted $992,387 and $24,732,253 additional limited partnership interests and redeemed $77,589,347 and $12,001,343 existing limited partnership interests, respectively.
LMA elected to account for the secured borrowing at fair value under the collateralized financing entity guidance within ASC 810-10-30. As of June 30, 2026, the fair value of the secured borrowing includes debt of $38,293,580 and other liabilities of $674,913, respectively. LMAIS II is secured by its assets, which includes cash of $2,943,636, accounts receivable of $7,796,838, life settlement policies of $83,978,243, and other assets of $87,444 totaling $94,806,161 as of June 30, 2026. The asset coverage ratio is 2.5x as of June 30, 2026. The assets of LMA Income Series II, LP are restricted to the satisfaction of obligations of LMA Income Series II, LP and are not available to satisfy the general obligations of the Company. The creditors of LMA Income Series II, LP have recourse only to the assets of LMA Income Series II, LP and do not have recourse to the general credit of the Company.
Sponsor PIK Note
On June 30, 2023, in connection with the Merger Agreement, East Sponsor, LLC, a Delaware limited liability company (“Sponsor”), made an unsecured loan to the Company in the aggregate amount of $10,471,648 (the “Sponsor PIK Note”) with an interest rate of 12.0% per year compounding semi-annually. Accrued interest is payable in arrears quarterly starting on September 30, 2023 by adding it to the outstanding principal balance. As of June 30, 2026 and December 31, 2025, $4,510,859 and $3,642,551 in non-cash interest expense was added to the outstanding principal balance, respectively. The Sponsor PIK Note matures on June 30, 2028 and may be prepaid at any time in accordance with its terms without any premium or penalty. Non-cash Interest expense recognized for the three months ended June 30, 2026 and 2025 was $440,634 and $391,040, respectively. Non-cash Interest expense recognized for the six months ended June 30, 2026 and 2025 was $868,308 and $770,579, respectively.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, as of June 30, 2026 are as follows:

Years	Amount
2026 remaining	$750,000
2027	39,793,580
2028	151,861,982
2029	1,500,000
2030	142,875,000
Total	$336,780,562
15.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. 5,000 shares of preferred stock are issued or outstanding. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2026, there were 107,220,874 shares of common stock issued, of which 97,090,784 are outstanding and 10,130,090 shares were held in treasury stock. As of December 31, 2025, there were 104,879,752 shares of common stock issued, of which 97,473,634 were outstanding and 7,406,118 shares were held in treasury stock. Holders of shares were entitled to receive, in the event of a liquidation, dissolution or winding up, ratably the assets available for distribution to the stockholders after payment of all liabilities.
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

•Conversion: Initial conversion rate of one hundred shares of common stock per $1,000 of liquidation preference, subject to anti-dilution adjustments.
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
As of June 30, 2026, there were no remaining available funds for repurchase under the stock repurchase programs.
The following tables summarize stock repurchase activity under our stock repurchase program for the periods ended June 30, 2026 and 2025:

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2025	7,406,118	$55,808,595	$7.54
January 1, 2026 to January 31, 2026	533,414	4,508,979	8.46
February 1, 2026 to February 28, 2026	515,892	4,254,340	8.28
March 1, 2026 to March 31, 2026	600,406	5,690,669	9.50
April 1, 2026 to April 30, 2026	217,332	1,991,608	9.19
May 1, 2026 to May 31, 2026	745,032	6,902,051	9.27
June 1, 2026 to June 30, 2026	111,896	1,011,726	9.04
As of June 30, 2026	10,130,090	$80,167,968	$8.35

	Total Number of Shares Purchased	Cost of Shares Repurchased	Average Price Paid per Share
As of December 31, 2024	1,048,226	$12,025,137	$11.61
January 1, 2025 to January 31, 2025	—	—	—
February 1, 2025 to February 28, 2025	—	—	—
March 1, 2025 to March 31, 2025	—	—	—
April 1, 2025 to April 30, 2025	1,763,303	14,023,198	7.98
May 1, 2025 to May 31, 2025	477,223	4,083,214	8.57
June 1, 2025 to June 30, 2025	2,840,951	16,945,369	5.99
As of June 30, 2025	6,129,703	$47,076,918	$8.24
16.STOCK-BASED COMPENSATION
Long-term Incentive Plan
The Company awards restricted stock units (“RSUs”) to executives, employees, and directors as part of the Company’s Long-Term Equity Compensation Incentive Plan (“Long-term Incentive Plan” or “LTIP”). This plan provides that equity-based awards, including RSUs, performance stock units (“PSU”), stock options, and unrestricted shares of common stock, may be granted to officers, employees, and directors of the Company. The Company has granted RSUs that provide the right to receive, subject to service based vesting conditions, shares of common stock pursuant to the Long-term Incentive Plan. The expense associated with these awards will be based on the fair value of the stock as of the grant date, where the Company elected to use the straight line recognition over the vesting period, which is generally three years. Under the approved Long-term Incentive Plan, generally, each RSU entitles the unit holder to one share of common stock when the restriction expires. After satisfying the above vesting conditions, the participants will be fully entitled to their shares of common stock. Shares that are issued upon vesting are newly issued shares from the Long-term Incentive Plan and are not issued from treasury stock. Forfeitures are recorded as they occur and are made available for subsequent awards.
The following table shows a summary of the unvested restricted stock under the Long-Term Incentive Plan as of June 30, 2026 as well as activity during the year:

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock units, unvested, December 31, 2025	4,460,325	$7.36
Granted	3,422,974	9.00
Vested	(981,192)	8.22
Forfeited	(446,575)	5.64
Restricted stock units, unvested, June 30, 2026	6,455,532	$8.22
After the approved amendment to the Long-Term Incentive Plan on June 3, 2026, 15,251,542 shares of common stock remained available for issuance.

Black-Scholes option-pricing model assumptions and the resulting fair value of options on grant date are presented in the following table:

Stock Options on Grant Date
Dividend yield	—%
Expected volatility	23.00%
Risk-free interest rate	3.98%
Expected option life	5.81 years
Weighted average fair value of stock options	$3.91
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
The following table shows the status of, and changes in, common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, December 31, 2025	345,263	$12.37
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Options exercisable, June 30, 2026	345,263	$12.37
Summary of Stock-Based Compensation Expense
Compensation costs recognized for RSUs and stock options were $6,882,980 and $3,486,829 for the three months ended June 30, 2026 and 2025, respectively. Compensation costs recognized for RSUs and stock options were $13,226,381 and $5,842,224 for the six months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026 and 2025, $907,921 and $485,320 of the compensation costs was recorded in cost of revenue (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively. For the three months ended June 30, 2026 and 2025, $5,975,059 and $3,001,509 of the compensation costs is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively.
For the six months ended June 30, 2026 and 2025, $1,579,590 and $970,639 of the compensation costs was recorded in cost of revenue (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively. For the six months ended June 30, 2026 and 2025, $11,646,791 and $4,871,585 of the compensation costs is recorded in general and administrative expense (including stock-based compensation) in the consolidated statements of operations and comprehensive income, respectively.
As of June 30, 2026, there was $41,806,079 of unrecognized compensation costs related to RSUs and stock options which the Company expects to recognize over the next 2.3 years.

17.EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan in the U.S. intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer up to 100% of their annual compensation on a pretax basis. The Company matches up to a maximum of 4% of eligible employee contributions and may choose to make additional discretionary contributions to the 401(k) Plan. For the three months ended June 30, 2026 and 2025, the Company recognized expenses related to the 401(k) Plan amounting to $165,788 and $197,685, respectively. For the six months ended June 30, and 2025, the Company recognized expenses related to the 401(k) Plan amounting to $567,226 and $315,808, respectively. For the three and six months ended June 30, 2026 and 2025, the Company did not make discretionary contributions.
18.INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $4,348,850 and $4,069,971, respectively. The effective tax rate is 39.6% for the three months ended June 30, 2026 primarily driven by the impact of various permanent differences with the larger of these permanent differences being related to compensation related expenses partially offset by decrease in statutory tax provision due to an increase in taxable income. The effective rate for the three months ended June 30, 2025 was 18.8% primarily driven by the increase in taxable income.

For the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $8,139,664 and $6,404,056, respectively. The effective tax rate is 36.9% for the six months ended June 30, 2026 primarily driven by the impact of various permanent differences with the larger of these permanent differences being related to compensation related expenses partially offset by decrease in statutory tax provision due to an increase in taxable income. The effective rate for the six months ended June 30, 2025 was 21.8% primarily driven by the increase in taxable income.
The Company did not have any unrecognized tax benefits relating to uncertain tax positions as of June 30, 2026, and December 31, 2025, and did not recognize any interest or penalties related to uncertain tax positions as of June 30, 2026, and December 31, 2025. The Company does not anticipate that changes in its unrecognized tax benefits will have a material impact on the consolidated statements of operations and comprehensive income during 2026.
19.RELATED-PARTY TRANSACTIONS
The Sponsor PIK Note payable of $14,982,507 is recorded as a related-party transaction given the relationship between the Sponsor and the Company. Refer to Note 14, Long-Term Debt for more information.
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
As of June 30, 2026, the Company had $10,127,137 and $15,187,416 current and noncurrent related party receivables due from the related party funds, respectively. As of December 31, 2025, the Company had $9,320,103 and $14,800,140 current and noncurrent related party receivables due from related party funds, respectively. As of June 30, 2026, the current related-party receivable balance was mainly comprised of $6,653,641 from the Carlisle Funds related to management fees. As of December 31, 2025, the current related-party receivable balance was mainly comprised of $6,718,903 and $2,055,170 from the Carlisle Funds related to management fees and policy sales, respectively. All noncurrent related party receivables are due from the Carlisle Funds.

As of June 30, 2026, the Company had $21,473,912 related party payables due to related party funds. The Company had no related party payables as of December 31, 2025. The related party payables were related to policy purchases from the Carlisle Funds.
The Company may at times purchase life policies with different risk characteristics and risk profiles from the Carlisle Funds or LP Funds. For the three and six months ended June 30, 2026, the Company purchased life settlement policies for $21,250,000 and $22,075,366, respectively, from the Carlisle Funds. For the three and six months ended June 30, 2025, the Company paid $2,535,875 to acquire policies from the Carlisle Funds. For the three and six months ended June 30, 2026 and 2025, the Company did not acquire policies from the LP Funds.
For the three and six months ended June 30, 2026 and 2025, the Company recognized asset management fees from the related party funds as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Carlisle Funds	$4,296,282	$6,700,984	$10,062,466	$13,399,185
LP Funds	1,316,660	—	2,206,940	—
Total	$5,612,942	$6,700,984	$12,269,406	$13,399,185

For the three and six months ended June 30, 2026 and 2025, the Company recognized net revenue from life insurance policy sales from the related party funds as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Carlisle Funds	$159,130	$16,175,271	$347,095	$17,076,617
LP Funds	11,345,670	—	27,708,326	—
Total	$11,504,800	$16,175,271	$28,055,421	$17,076,617
For the three months ended June 30, 2026 and 2025, the Company recognized $11,504,800 and $16,175,271 in net revenue from life policy sales to the Carlisle and LP Funds, respectively. The $11,504,800 revenue for the three months ended June 30, 2026 was a result of realized gains on sales of $56,113,827, offset by the reversals of prior period unrealized gains of $42,257,443 and premiums paid during the period of $2,351,584. The revenue of $16,175,271 for the three months ended June 30, 2025 was a result of realized gains on sales of $53,687,040, offset by the reversals of prior period unrealized gains of $35,975,318 and premiums paid during the period of $1,536,451.

For the six months ended June 30, 2026 and 2025, the Company recognized $28,055,421 and $17,076,617 in net revenue from life policy sales to the Carlisle and LP Funds, respectively. The $28,055,421 in net revenue for the six months ended June 30, 2026 was a result of realized gains on sales of $144,045,473, offset by the reversals of prior period unrealized gains of $109,894,860 and premiums paid during the period of $6,095,192. The revenue of $17,076,617 for the six months ended June 30, 2025 was a result of realized gains on sales of $56,153,818, offset by the reversals of prior period unrealized gains of $37,471,037 and premiums paid during the period of $1,606,164.

For the three months ended June 30, 2026 and 2025, the Company recognized $826,350 and $454,065 in servicing revenue from related parties, respectively. For the six months ended June 30, 2026 and 2025,

the Company recognized $1,586,587 and $780,552 in servicing revenue from related parties, respectively.

Refer to Note 10, Consolidation of Variable Interests for additional information on consolidation considerations for the Carlisle Funds, LP Funds, and Securitization Entity. Refer to Note 2, Summary of Significant Accounting Policies within the 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information discussing the Company’s revenue recognition polices for transactions with the Carlisle Funds, LP Funds, and Securitization Entity.
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

During the second quarter of 2026, the Company entered into equipment leases (“Equipment Leases”). The Company recognized a lease right of use asset and lease liability related to the Equipment Leases increasing the Company’s right of use asset and liability by $2,707,313. The leases terminate in March 2029 with no substantive option to extend or terminate the Equipment Leases beyond the term of the leases.
The Company’s right-of-use assets and lease liabilities for its operating lease consisted of the following amounts:

	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$12,306,899	$4,561,692

Liabilities:
Operating lease liability, current	2,630,892	720,186
Operating lease liability, non-current	11,066,427	4,637,642
Total lease liability	$13,697,319	$5,357,828
The Company recognizes lease expense for its operating leases within general, administrative, and other expenses on the Company’s consolidated statements of operations and comprehensive income. The Company’s lease expense for the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$957,797	$348,722	$1,474,435	$527,865
Variable lease cost	211,961	123,643	230,641	148,793
Total lease cost	$1,169,758	$472,365	$1,705,076	$676,658

The following table shows supplemental cash flow information related to lease activities for the periods presented:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of the lease liability:
Operating cash outflows for operating leases	$959,409	$557,043
ROU assets obtained in exchange for new lease liabilities	8,830,444	423,816

The table below shows a weighted-average analysis for lease terms and discount rates for all operating leases for the periods presented:

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease term (in years)	4.82	6.30
Weighted-average discount rate	7.62%	9.77%
Future minimum noncancellable lease payments under the Company’s operating leases on an undiscounted basis reconciled to the respective lease liability at June 30, 2026 are as follows:

Operating leases
2026 remaining	$1,811,312
2027	3,853,946
2028	3,965,596
2029	3,063,305
2030	2,257,795
Thereafter	1,482,107
Total operating lease payments (undiscounted)	16,434,061
Less: Imputed interest	(2,736,742)
Lease liability as of June 30, 2026	$13,697,319
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
The table below illustrates the reconciliation of the earnings and number of shares used in our calculation of basic earnings per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$6,627,042	$17,610,929	$13,893,234	$23,009,955
Less: net (income) loss attributable to noncontrolling interest	—	(27,240)	—	(786,683)
Less: dividends declared on the series A convertible preferred stock	(93,750)	(93,750)	(187,500)	(93,750)
Net income attributable to common stockholders for basic earnings per share	6,533,292	17,489,939	13,705,734	22,129,522
Weighted average shares outstanding for basic earnings per share	95,319,635	94,690,195	96,574,532	95,437,545
Basic earnings per share	$0.07	$0.18	$0.14	$0.23
The table below illustrates the reconciliation of the earnings or loss and number of shares used in our calculation of diluted earnings or loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders for basic earnings per share	6,533,292	17,489,939	13,705,734	22,129,522
Numerator used to calculate diluted earnings per share	6,533,292	17,489,939	13,705,734	22,129,522

Weighted average shares outstanding for basic earnings per share	95,319,635	94,690,195	96,574,532	95,437,545
Effect of dilutive shares outstanding:
RSUs	2,637,910	2,182,275	2,681,466	2,073,877
Series A preferred stock	500,000	500,000	500,000	290,055
Weighted average shares for diluted earnings per share	98,457,545	97,372,470	99,755,998	97,801,477
Diluted earnings per share	$0.07	$0.18	$0.14	$0.23
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
RSUs	1,475	5,697
Stock Options	121,193	134,403
Total	122,668	140,100

22. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions from the consolidated balance sheet date through the date at which the consolidated financial statements were issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is disclosed below:

On July 6, 2026, the Company received the funding related to the SSCF Amendment.

On July 13 2026, the ABX Longevity Growth and Income Fund was declared effective.
*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Cautionary Note Regarding Forward-Looking Statements.” ." These forward-looking statements generally are identified by the words “believe,” “project,” “estimate,” “expect,” ”intend,” “anticipate,” “goals,” “prospects,” “will,” “would,” “will continue,” “will likely result,” and similar expressions (including the negative versions of such words or expressions). All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward looking statements include, but are not limited to: our financial and operational outlook; our operational and financial strategies, including planned growth initiatives and the benefits thereof; our ability to successfully effect those strategies, and the expected results therefrom; projections of future earnings and expected capital; our ability to generate future cash flows; securitization schedules and timing; future demand for our products and services; the reliability our fund structures and corresponding market confidence and expectations; and the volume and rate of our policy acquisitions.

Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; political instability both in the U.S. and abroad, to include political violence, terrorism, and war; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the those set forth under “Risk Factors” or elsewhere in this quarterly statement and in our 2025 Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this “Abacus Global Management, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” , “Abacus”, and “Company” are intended to mean the business and operations of Abacus Global Management, Inc.

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

Performance Measures

NM - Not Meaningful.

Results of Operations for the Three and Six Months Ended June 30, 2026 and June 30, 2025
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not indicative of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Asset management	$7,215,653	$8,761,876	$15,674,797	$16,534,953
Life solutions	65,425,060	47,300,844	115,992,348	83,599,501
Technology services	379,277	161,900	743,133	229,512
TOTAL REVENUES	73,019,990	56,224,620	132,410,278	100,363,966
COST OF REVENUES (excluding depreciation and amortization stated below):
Cost of revenue (including stock-based compensation)	9,064,451	6,054,644	15,371,836	13,163,051
GROSS PROFIT	63,955,539	50,169,976	117,038,442	87,200,915

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Sales and marketing	5,558,460	3,267,715	10,506,370	5,883,715
General and administrative (including stock-based compensation)	32,956,074	18,926,329	58,828,199	31,190,115
Gain on change in fair value of debt	—	—	—	(3,362,103)
Gain on equity securities, at fair value	—	272,254	—	—
Depreciation and amortization expense	3,962,445	5,184,083	7,896,531	9,942,629
TOTAL OPERATING EXPENSES	42,476,979	27,650,381	77,231,100	43,654,356
OPERATING INCOME	21,478,560	22,519,595	39,807,342	43,546,559
OTHER INCOME (EXPENSE):
Gain (loss) on change in fair value of warrant liability	—	4,183,000	—	(623,000)
Interest expense	(8,311,904)	(8,752,145)	(18,765,496)	(18,370,475)
Interest income	670,783	1,012,278	1,334,006	2,187,279
Other (expense) income, net	(2,861,547)	2,718,172	(342,954)	2,673,648
TOTAL OTHER EXPENSE	(10,502,668)	(838,695)	(17,774,444)	(14,132,548)
NET INCOME BEFORE PROVISION FOR INCOME TAXES	10,975,892	21,680,900	22,032,898	29,414,011
Income tax expense	4,348,850	4,069,971	8,139,664	6,404,056
NET INCOME	6,627,042	17,610,929	13,893,234	23,009,955
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	27,240	—	786,683
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$6,627,042	$17,583,689	$13,893,234	$22,223,272
Revenue
Asset Management

	Three Months Ended June 30,
	2026	2025	Change	% Change
Asset management fees, related party	$5,612,942	$6,700,984	$(1,088,042)	(16.2)%
Asset management fees	729,950	1,503,839	(773,889)	(51.5)%
Servicing revenue, related party	826,350	454,065	372,285	82.0%
Servicing revenue	46,411	102,988	(56,577)	(54.9)%
Total asset management revenue	$7,215,653	$8,761,876	$(1,546,223)	(17.6)%
Asset management revenue decreased by $1,546,223, or 17.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is mainly due to a decrease in management fee revenue driven by decreases in the assets under management in the Carlisle Funds and ETF Funds, partially offset by the increase in assets under management in the LP Funds. The Company did not record significant performance fees during the three months ended June 30, 2026. Refer to the Assets Under Management section below for the change in total assets managed and refer to the Key Business Metrics below for the average management fees charged.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Asset management fees, related party	$12,269,406	$13,399,185	$(1,129,779)	(8.4)%
Asset management fees	1,717,005	2,232,849	(515,844)	(23.1)%
Servicing revenue, related party	1,586,587	780,552	806,035	103.3%
Servicing revenue	101,799	122,367	(20,568)	(16.8)%
Total asset management revenue	$15,674,797	$16,534,953	$(860,156)	(5.2)%

Asset management revenue decreased by $860,156, or 5.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease is mainly due to a decrease in management fee revenue driven by decreases in assets under management in the Carlisle Funds and ETF Funds, partially offset by the increase in assets under management in the LP Funds. The Company did not record significant performance fees during the six months ended June 30, 2026. Refer to the Assets Under Management section below for the change in total assets managed and refer to the Key Business Metrics below for the average management fees charged.

Life Solutions

	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue from life insurance policies using the fair value method, net	$50,238,503	$29,621,941	$20,616,562	69.6%
Revenue from life insurance policies using the fair value method, related party, net	11,337,470	16,175,271	(4,837,801)	(29.9)%
Fee-based services	—	338,787	(338,787)	(100.0)%
Revenue from life insurance policies held using the investment method, related party	167,330	—	167,330	NM
Insurance commissions	1,881,126	—	1,881,126	NM
Originations	1,800,631	1,164,845	635,786	54.6%
Total life solutions revenue	$65,425,060	$47,300,844	$18,124,216	38.3%
Total life solutions revenue increased by $18,124,216 or 38.3% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is mainly due to an increase in total gains recognized on life settlement policies. Life settlement policy sales and maturities generated an increase of $12,987,480 in total realized gains on sold and matured life settlement policies, coupled with an increase of $2,392,406 in total unrealized gains, an increase in insurance commissions of $1,881,126 and a decrease of $409,850 in total premiums paid. Refer to the Key Business Metrics section for the corresponding life settlement policy statistics.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue from life insurance policies using the fair value method, net	$81,700,560	$62,555,802	$19,144,758	30.6%
Revenue from life insurance policies using the fair value method, related party, net	27,888,091	17,076,617	10,811,474	63.3%
Fee-based services	—	338,787	(338,787)	(100.0)%
Revenue from life insurance policies held using the investment method, related party	167,330	—	167,330	NM
Insurance commissions	3,511,802	—	3,511,802	NM
Originations	2,724,565	3,628,295	(903,730)	(24.9)%
Total life solutions revenue	$115,992,348	$83,599,501	$32,392,847	38.7%

Total life solutions revenue increased by $32,392,847 or 38.7% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is mainly due to an increase in total gains recognized on life settlement policies. Life settlement policy sales and maturities generated an increase of $90,751,429 in total realized gains on sold and matured life settlement policies, insurance commissions increased by $3,511,802 partially offset by a decrease of $59,825,397 in total unrealized gains, a decrease in originations of $903,730, and an increase of $958,825 in total premiums paid. Refer to the Key Business Metrics section for the corresponding life settlement policy statistics.
The realized and unrealized gain activity is mainly due to the Company’s expanded available capital in 2026 compared to early 2025 and deployment capacity following the launching of Abacus managed funds in March 2025 and the $50 million delayed draw financing in September 2025. Refer to Note 4, Revenues and Note 13, Fair Value Measurements for additional information on the composition of revenue from life insurance policies. The combination of realized gains (loss) (sale price or maturity less purchase price) less premiums paid on sold/matured policies during the corresponding period and the reversal of the prior period unrealized gain on sold/matured policies represents the incremental gain (loss) on policies held using the fair value method for the corresponding reporting period from sales or maturities to related and unrelated parties (maturity gains are part of unrelated revenues).
The decrease to origination revenue is primarily due to the Company’s focus on originating policies for LMA and LMAIS II, rather than for third parties. Origination fees charged to LMA and LMAIS II are eliminated in consolidation.
The Company began generating insurance commissions revenue after April 2025 after acquiring NIB and AccuQuote in August 2025. Refer to Note 3, Business Combinations for additional information.
Technology Services

	Three Months Ended June 30,
	2026	2025	Change	% Change
Technology services	$379,277	$161,900	$217,377	134.3%
Total technology services revenue	$379,277	$161,900	$217,377	134.3%
Technology services revenue increased by $217,377 for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is due to increases in the number of lives tracked.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Technology services	$743,133	$229,512	$513,621	223.8%
Total technology services revenue	$743,133	$229,512	$513,621	223.8%
Technology services revenue increased by $513,621 for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is due to increases in the number of lives tracked.

Cost of Revenues (Excluding Depreciation and Amortization) and Gross Profit

	Three Months Ended June 30,
	2026	2025	Change	% Change
Cost of revenue (including stock-based compensation)	$9,064,451	$6,054,644	$3,009,807	49.7%
Cost of revenues (including stock-based compensation) increased by $3,009,807, or 49.7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in cost of revenues is primarily due to an increase in payroll and stock-based compensation expense of $2,795,490 related to an increase in total employees partially offset by a decrease of $548,002 in asset management retrocession fees mainly due to a decrease in the AUM of the Carlisle and ETF Funds.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Cost of revenue (including stock-based compensation)	$15,371,836	$13,163,051	$2,208,785	16.8%
Cost of revenues (including stock-based compensation) increased by $2,208,785, or 16.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in cost of revenues is due to increase of $3,950,691 related to compensation expenses due to an increase in total employees partially offset by a decrease of $772,848 in asset management retrocession fees mainly due to a decrease in the AUM of the Carlisle and ETF Funds.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	Change	% Change
Sales and marketing	$5,558,460	$3,267,715	$2,290,745	70.1%
General and administrative (including stock-based compensation)	32,956,074	18,926,329	14,029,745	74.1%
Gain on change in fair value of debt	—	—	—	NM
Gain on equity securities, at fair value	—	272,254	(272,254)	(100.0)%
Depreciation and amortization expense	3,962,445	5,184,083	(1,221,638)	(23.6)%
Total operating expenses	$42,476,979	$27,650,381	$14,826,598	53.6%
Sales and marketing expenses increased by $2,290,745 or 70.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.

General and administrative (including stock-based compensation) increased by $14,029,745, or 74.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily related to increases in legal and professional fees of $8,461,035 incurred in connection with various projects, increases in payroll expense of $2,357,717 mainly due to increase in staffing due to acquisitions, an increase in non-cash stock-based compensation expense of $2,892,265, and other general and administrative expenses of $318,728.

There was no gain on change in fair value of debt for the three months ended June 30, 2026 or 2025.

Gain on equity securities, at fair value decreased by $272,254 or 100.0% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The Company no longer invests in S&P 500 options. There was no gain on equity securities, at fair value for the three months ended June 30, 2026.

Depreciation and amortization expense decreased by $1,221,638, or 23.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily related to certain intangible assets reaching the end of their estimated useful lives.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Sales and marketing	$10,506,370	$5,883,715	$4,622,655	78.6%
General and administrative (including stock-based compensation)	58,828,199	31,190,115	27,638,084	88.6%
Gain on change in fair value of debt	—	(3,362,103)	3,362,103	(100.0)%
Gain on equity securities, at fair value	—	—	—	NM
Depreciation and amortization expense	7,896,531	9,942,629	(2,046,098)	(20.6)%
Total operating expenses	$77,231,100	$43,654,356	$33,576,744	76.9%
Sales and marketing expenses increased by $4,622,655 or 78.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily related to an increase in advertising costs to support our life solutions growth strategy.
General and administrative (including stock-based compensation) increased by $27,638,084, or 88.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily related to increases in legal and professional fees of $14,165,497 incurred in connection with various projects, increases in payroll expense of $5,653,226 mainly due to increase in staffing due to acquisitions, an increase in non-cash stock-based compensation expense of $6,693,921, and increases in other general and administrative expenses of $1,125,440.
Gain on change in fair value of debt decreased by $3,362,103 or 100.0% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The Company paid off its market-indexed notes in 2025. There was no gain on change in fair value of debt for the six months ended June 30, 2026.

There was no gain on equity securities, at fair value for the six months ended June 30, 2026 or 2025.

Depreciation and amortization expense decreased by $2,046,098, or 20.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily related to certain intangible assets reaching the end of their estimated useful lives.

Other Income (Expense)

	Three Months Ended June 30,
	2026	2025	Change	% Change
Other (expense) income, net	$(2,861,547)	$2,718,172	$(5,579,719)	(205.3)%
Interest expense	(8,311,904)	(8,752,145)	440,241	(5.0)%
Interest income	670,783	1,012,278	(341,495)	(33.7)%
Gain (loss) on change in fair value of warrant liability	—	4,183,000	(4,183,000)	(100.0)%
Total other income (expense)	$(10,502,668)	$(838,695)	$(9,663,973)	1152.3%
Other income decreased by $5,579,719 or 205.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change is primarily related to non-cash stock consideration $2,205,337 issued during the three months ended June 30, 2026 (see Note 3, Business Combinations) and current period unrealized losses of $660,511 for investments compared to paid in kind lender fees of $1,750,000 charged in 2025, which did not recur in 2026. See Note 9, Other Investments and Other Assets.
Interest expense decreased by $440,241 or 5.0% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in interest expense is primarily related to the reduction in the balance of LMA Income Series II, LP offset by the $50,000,000 delayed draw borrowed in September 2025 that was available under the Senior Secured Credit Facility.
Interest income decreased by $341,495 or 33.7% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in interest income is related to lower bank deposits from which interest is earned.
The loss on change in fair value of warrant liability decreased by $4,183,000 or 100.0% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change is primarily attributable to the redemption of all the Private Placement Warrants offset by the issuance of common stock in 2025.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Other (expense) income, net	$(342,954)	$2,673,648	$(3,016,602)	(112.8)%
Interest expense	(18,765,496)	(18,370,475)	(395,021)	2.2%
Interest income	1,334,006	2,187,279	(853,273)	(39.0)%
Gain (loss) on change in fair value of warrant liability	—	(623,000)	623,000	(100.0)%
Total other income (expense)	$(17,774,444)	$(14,132,548)	$(3,641,896)	25.8%
Other income decreased by $3,016,602 or 112.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change is primarily related to a unrealized gains of $4,739,489 on equity investments, partially offset by a $3,050,000 impairment on a separate equity investment and non-cash stock consideration $2,205,337 issued during the six months ended June 30, 2026 (see Note 3, Business Combinations) compared to paid in kind lender fees of $1,500,000 charged in 2025, which did not recur in 2026. See Note 9, Other Investments and Other Assets.
Interest expense decreased by $395,021 or 2.2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in interest expense is primarily related to the reduction in the balance of LMA Income Series II, LP offset by the $50,000,000 delayed draw borrowed in September 2025 that was available under the Senior Secured Credit Facility.
Interest income decreased by $853,273 or 39.0% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in interest income is related to interest earned on our bank deposits.
The loss on change in fair value of warrant liability decreased by $623,000 or 100.0% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change is primarily attributable to the redemption of all the Private Placement Warrants offset by the issuance of common stock in 2025.
Income Tax Expense

	Three Months Ended June 30,
	2026	2025	Change	% Change
Income tax expense	$4,348,850	$4,069,971	$278,879	6.9%
Income tax expense increased by $278,879, or 6.9% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The change was primarily driven by the impact of various permanent differences with the larger of these permanent differences being related to compensation related expenses partially offset by decrease in statutory tax provision due to an increase in taxable income. Our effective income tax rate for the three months ended June 30, 2026 and for the three months ended June 30, 2025, was 39.6% and 18.8%, respectively.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Income tax expense	$8,139,664	$6,404,056	$1,735,608	27.1%
Income tax expense increased by $1,735,608, or 27.1% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The change was primarily driven by the impact of various permanent differences with the larger of these permanent differences being related to compensation related expenses partially offset by decrease in statutory tax provision due to an increase in taxable income. Our effective income tax rate for the six months ended June 30, 2026 and for the six months ended June 30, 2025, was 36.9% and 21.8%, respectively.
Results of Operations—Segment Results
Asset Management

	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue	$7,215,653	$8,761,876	$(1,546,223)	(17.6)%
Cost of revenue	3,363,939	3,047,093	316,846	10.4%
Gross profit	$3,851,714	$5,714,783	$(1,863,069)	(32.6)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our asset management segment increased by $316,846, or 10.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increases in compensation related expenses.

The change in gross profit is a product of the change of revenue and cost of revenue.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue	$15,674,797	$16,534,953	$(860,156)	(5.2)%
Cost of revenue	5,959,917	5,789,111	170,806	3.0%
Gross profit	$9,714,880	$10,745,842	$(1,030,962)	(9.6)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our asset management segment increased by $170,806, or 3.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, mainly due to increases in compensation related expenses.
The change in gross profit is a product of the change of revenue and cost of revenue.

	Three Months Ended June 30, 2026
	Longevity Funds	ETF Funds	Total
BALANCE AS OF MARCH 31, 2026 - Fee Paying AUM	$2,437,328,879	$727,574,158	$3,164,903,037
Inflows	256,113,649	31,426,621	287,540,270
Outflows	(39,060,825)	(10,201,410)	(49,262,235)
Change in value	(166,339,660)	(82,621,599)	(248,961,259)
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	83,978,243	—	83,978,243
BALANCE AS OF JUNE 30, 2026 - Fee Paying AUM	2,572,020,286	666,177,770	3,238,198,056
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	$299,066,005	$—	$299,066,005
TOTAL ASSETS UNDER MANAGEMENT AS OF JUNE 30, 2026	$2,871,086,291	$666,177,770	$3,537,264,061
[1] Recurring revenues generated are eliminated in consolidation.

	Six Months Ended June 30, 2026
	Longevity Funds	ETF Funds	Total
BALANCE AS OF DECEMBER 31, 2025 - Fee Paying AUM	$2,236,660,654	$850,607,003	$3,087,267,657
Inflows	544,171,214	121,422,534	665,593,748
Outflows	(53,425,865)	(401,486,738)	(454,912,603)
Change in value	(239,363,960)	95,634,971	(143,728,989)
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	83,978,243	—	83,978,243
BALANCE AS OF JUNE 30, 2026 - Fee Paying AUM	2,572,020,286	666,177,770	3,238,198,056
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	299,066,005	—	299,066,005
TOTAL ASSETS UNDER MANAGEMENT AS OF JUNE 30, 2026	$2,871,086,291	$666,177,770	$3,537,264,061

[1] Recurring revenues generated are eliminated in consolidation.

	Three Months Ended June 30, 2025
	Longevity Funds	ETF Funds	Total
BALANCE AS OF MARCH 31, 2025 - Fee Paying AUM	$1,906,437,803	$756,100,470	$2,662,538,273
Inflows	129,923,223	19,132,165	149,055,388
Outflows	(5,718,236)	(30,774,757)	(36,492,993)
Change in value	9,317,606	81,460,690	90,778,296
Value of all policies on the balance sheet related to LMA Income Series, LP[1]	—	—	—
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	125,053,282	—	125,053,282
BALANCE AS OF JUNE 30, 2025 - Fee Paying AUM	2,165,013,678	825,918,568	2,990,932,246
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	262,201,223	—	262,201,223
TOTAL ASSETS UNDER MANAGEMENT AS OF JUNE 30, 2025	$2,427,214,901	$825,918,568	$3,253,133,469

[1] Recurring revenues generated are eliminated in consolidation.

	Six Months Ended June 30, 2025
	Longevity Funds	ETF Funds	Total
BALANCE AS OF DECEMBER 31, 2024 - Fee Paying AUM	$1,815,438,972	$778,641,321	$2,594,080,293
Inflows	258,117,552	108,097,561	366,215,113
Outflows	(14,841,165)	(115,108,315)	(129,949,480)
Change in value	(18,754,963)	54,288,001	35,533,038
Value of all policies on the balance sheet related to LMA Income Series, LP[1]	—	—	—
Value of all policies on the balance sheet related to LMA Income Series II, LP[1]	125,053,282	—	125,053,282
BALANCE AS OF JUNE 30, 2025 - Fee Paying AUM	2,165,013,678	825,918,568	2,990,932,246
OTHER POLICY BALANCE SHEET ASSETS - Non-Fee Paying	262,201,223	—	262,201,223
TOTAL ASSETS UNDER MANAGEMENT AS OF JUNE 30, 2025	$2,427,214,901	$825,918,568	$3,253,133,469
[1] Recurring revenues generated are eliminated in consolidation.

Life Solutions

	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue	$65,425,060	$47,300,844	$18,124,216	38.3%
Cost of revenue	5,033,238	2,510,545	2,522,693	100.5%
Gross profit	$60,391,822	$44,790,299	$15,601,523	34.8%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our life solutions segment increased by $2,522,693, or 100.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, mainly due to increases in compensation related expenses.
The change in gross profit is a product of the change of revenue and cost of revenue.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue	$115,992,348	$83,599,501	$32,392,847	38.7%
Cost of revenue	8,118,919	6,411,404	1,707,515	26.6%
Gross profit	$107,873,429	$77,188,097	$30,685,332	39.8%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cost of revenue from our life solutions segment increased by $1,707,515, or 26.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, mainly due to increases in compensation related expenses.
The change in gross profit is a product of the change of revenue and cost of revenue.
Technology Services

	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue	$379,277	$161,900	$217,377	134.3%
Cost of revenue	667,274	497,006	170,268	34.3%
Gross loss	$(287,997)	$(335,106)	$47,109	(14.1)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our technology services segment increased by $170,268, or 34.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly due to an increase in compensation related expenses.
The change in gross loss is a product of the change of revenue and cost of revenue.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue	$743,133	$229,512	$513,621	223.8%
Cost of revenue	1,293,000	962,536	330,464	34.3%
Gross loss	$(549,867)	$(733,024)	$183,157	(25.0)%
The change in revenue is explained above under Revenue. The composition of cost of revenue is described in Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Cost of revenue from our technology services segment increased by $330,464, or 34.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, mainly due to an increase in compensation related expenses.
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
Adjusted Net Income is presented for the purpose of calculating Adjusted EPS. The Company defines Adjusted Net Income as net income (loss) attributable to common stockholders adjusted for non-controlling interest income, amortization, change in fair value of warrants, business acquisition costs and non-recurring legal costs, and non-cash stock-based compensation and the related stock-based limitation tax effect before the estimated tax effect. The estimated tax effect to adjusted net income is based on the Company’s U.S. based federal and state statutory tax rates. We believe that Adjusted Net Income provides an additional measure of operating performance that eliminates the impact of expenses that do not relate to business performance.
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

Adjusted Net Income and Adjusted EPS
The following table presents a reconciliation of Adjusted Net Income to the most comparable GAAP financial measure, net income attributable to common stockholders and Adjusted EPS to the most comparable GAAP financial measure, earnings per share, on a historical basis for the periods indicated below:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$6,627,042	$—	$6,627,042	$17,583,689	$—	$17,583,689
Net income attributable to noncontrolling interests	—	—	—	27,240	—	27,240
Amortization expense	3,824,053	(969,206)	2,854,847	4,667,987	(1,183,102)	3,484,885
Stock-based compensation	6,882,980	(1,744,491)	5,138,489	3,486,829	(883,737)	2,603,092
Unrealized loss (gain) on investments	660,511	(167,407)	493,104
Impairment on investments	—	—	—	—	—	—
Business acquisition and non-recurring legal costs	7,586,039	(1,922,682)	5,663,357	74,782	(18,953)	55,829
Loss on change in fair value of warrant liability	—	—	—	(4,183,000)	1,060,181	(3,122,819)
Other	27,779	—	27,779	—	—	—
Tax impact [1]	1,488,953	—	1,488,953	233,137	—	233,137
ADJUSTED NET INCOME	$27,097,357	$(4,803,786)	$22,293,571	$21,890,664	$(1,025,611)	$20,865,054
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	95,319,635	95,319,635	95,319,635	94,690,195	94,690,195	94,690,195
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	98,457,545	98,457,545	98,457,545	97,372,470	97,372,470	97,372,470
ADJUSTED EPS - BASIC	$0.28	$(0.05)	$0.23	$0.23	$(0.01)	$0.22
ADJUSTED EPS - DILUTED	$0.28	$(0.05)	$0.23	$0.22	$(0.01)	$0.21
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

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Gross	Estimated Tax [2]	Net	Gross	Estimated Tax [2]	Net
NET INCOME ATTRIBUTABLE TO ABACUS GLOBAL MANAGEMENT, INC.	$13,893,234	$—	$13,893,234	$22,223,272	$—	$22,223,272
Net income attributable to noncontrolling interests	—	—	—	786,683	—	786,683
Amortization expense	7,648,106	(1,938,412)	5,709,694	9,301,141	(2,357,374)	6,943,767
Stock-based compensation	13,226,381	(3,352,226)	9,874,155	5,842,224	(1,480,712)	4,361,512
Unrealized loss (gain) on investments	(4,739,489)	1,201,223	(3,538,266)	—	—
Impairment on investments	3,050,000	(773,023)	2,276,977	—	—	—
Business acquisition and non-recurring legal costs	11,227,172	(2,845,527)	8,381,645	74,782	(18,953)	55,829
Loss on change in fair value of warrant liability	—	—	—	623,000	(157,899)	465,101
Other	439,546	—	439,546	—	—	—
Tax impact [1]	2,460,152	—	2,460,152	233,137	—	233,137
ADJUSTED NET INCOME	$47,205,102	$(7,707,965)	$39,497,137	$39,084,239	$(4,014,938)	$35,069,302
WEIGHTED-AVERAGE STOCK OUTSTANDING—BASIC	96,574,532	96,574,532	96,574,532	95,437,545	95,437,545	95,437,545
WEIGHTED-AVERAGE STOCK OUTSTANDING—DILUTED	99,755,998	99,755,998	99,755,998	97,801,477	97,801,477	97,801,477
ADJUSTED EPS - BASIC	$0.49	$(0.08)	$0.41	$0.41	$(0.04)	$0.37
ADJUSTED EPS - DILUTED	$0.47	$(0.08)	$0.39	$0.40	$(0.04)	$0.36

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

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted for depreciation expense, amortization, interest expense, income tax, business acquisition costs and non-recurring legal costs, non-cash expenses, and certain other items that in our judgment significantly impact the period-over-period assessment of performance and operating results that do not directly relate to business performance within the Company's control. These items may include payments made as part of the Company's expense support commitment, change in fair value of debt, change in fair value of warrant liability, S&P 500 options that were entered into as an economic hedge related to the debt (described as the realized and unrealized gain on equity securities, at fair value), non-cash stock based compensation, and other items. Adjusted EBITDA should not be determined as substitution for net income (loss), cash flows from operating, investing, and financing activities, operating income (loss), or other metrics prepared in accordance with U.S. GAAP.
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

Adjusted EBITDA margin, a non-GAAP financial measure, is defined as Adjusted EBITDA divided by Total revenues. A reconciliation of Adjusted EBITDA margin to Net income margin, the most directly comparable GAAP measure, appears below.
The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to the most comparable GAAP financial measure, net income, on a historical basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$6,627,042	$17,610,929	$13,893,234	$23,009,955
Depreciation and amortization expense	3,962,445	5,184,083	7,896,531	9,942,629
Income tax expense	4,348,850	4,069,971	8,139,664	6,404,056
Interest expense	8,311,904	8,752,145	18,765,496	18,370,475
Other (expense) income, net	2,201,036	(2,718,172)	2,032,443	(2,673,648)
Interest income	(670,783)	(1,012,278)	(1,334,006)	(2,187,279)
Loss on change in fair value of warrant liability	—	(4,183,000)	—	623,000
Stock-based compensation	6,882,980	3,486,829	13,226,381	5,842,224
Unrealized loss (gain) on investments	660,511	—	(4,739,489)	—
Impairment on investments	—	—	3,050,000	—
Business acquisition and non-recurring legal costs	7,586,039	74,782	11,227,172	74,782
Other	27,779	—	439,546	—
Unrealized gain on equity securities, at fair value	—	272,254	—	—
Loss (gain) on change in fair value of debt	—	—	—	(3,362,103)
Adjusted EBITDA	$39,937,803	$31,537,543	$72,596,972	$56,044,091
TOTAL REVENUE	$73,019,990	$56,224,620	$132,410,278	$100,363,966
Adjusted EBITDA Margin	54.7%	56.1%	54.8%	55.8%
Net Income Margin	9.1%	31.3%	10.5%	22.9%
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
Information regarding policies accounted for under the fair value method is as follows:

	Three Months Ended June 30,
	2026	2025	Change	% Change
Fair Value Method:
Policies bought	288	250	38	15.2%
Policies bought from related parties	8	21	(13)	(61.9)%
Policies originated for external investors [1]	44	29	15	51.7%
Policies sold	300	399	(99)	(24.8)%
Policies sold to related parties	278	354	(76)	(21.5)%
Policies matured	19	5	14	280.0%
Turnover ratio [2]	2.0	[2]	NM	NM
Holding period on existing policies (in days)	153	[2]	NM	NM
Holding period on sold policies (in days)	230	[2]	NM	NM
Weighted average realized gain on policies sold [3]	25.2%	26.3%	(1.1)%	(4.2)%
Number of external counter parties that purchased policies	6	15	(9)	(60.0)%
Total lifetime realized gains, net of lifetime premiums paid	$62,032,077	$58,332,682	$3,699,395	6.3%
Total lifetime realized gains from maturities, net of lifetime premiums paid	$19,268,981	$3,573,344	$15,695,637	439.2%

[1] - 2026 includes 4 policies and 2025 includes 4 policies within the rescission period that are recorded in contract liabilities on the Company’s consolidated balances sheets. Refer to Note 4, Revenue for additional information.
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
Note 1: Policy count reconciliations may not add up due to a small number of policy rescissions.
Note 2: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). There were no significant differences in the weighted average realized gains from life settlement policies sold to external- versus related-parties for the three months ended June 30, 2026 and 2025. Refer to Note 19, Related-Party Transactions for additional information.
The increase in total lifetime realized gains is mainly due to the increase in total policies sold compared to the same period in 2025.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Fair Value Method:
Policies bought	489	421	68	16.2%
Policies bought from related parties	10	21	(11)	(52.4)%
Policies originated for external investors [1]	78	59	19	32.2%
Policies sold	631	517	114	22.1%
Policies sold to related parties	583	394	189	48.0%
Policies matured	35	20	15	75.0%
Turnover ratio [2]	2.0	[2]	NM	NM
Holding period on existing policies (in days)	153	[2]	NM	NM
Holding period on sold policies (in days)	262	[2]	NM	NM
Weighted average realized gain on policies sold [3]	25.8%	34.1%	(8.3)%	(24.3)%
Number of external counter parties that purchased policies	11	23	(12)	(52.2)%
Total lifetime realized gains, net of lifetime premiums paid	$122,802,425	$72,207,798	$50,594,627	70.1%
Total lifetime realized gains from maturities, net of lifetime premiums paid	$22,578,301	$10,480,671	$12,097,630	115.4%

[1] - 2026 includes 4 policies and 2025 includes 4 policies within the rescission period that are recorded in contract liabilities on the Company’s consolidated balances sheets. Refer to Note 4, Revenue for additional information.
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
Note 1: Policy count reconciliations may not add up due to a small number of policy rescissions.
Note 2: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). There were no significant differences in the weighted average realized gains from life settlement policies sold to external- versus related-parties for the six months ended June 30, 2026 and 2025. Refer to Note 19, Related-Party Transactions for additional information.
The increase in total lifetime realized gains is mainly due to the increase in total policies sold compared to the same period in 2025.

Information regarding policies accounted for under the investment method is as follows:

	Three Months Ended June 30,
	2026	2025	Change	% Change
Investment Method:
Policies bought	—	—	—	NM
Policies sold	3	—	3	NM
Policies sold to related parties	3	—	3	NM
Policies matured	—	—	—	NM
Weighted average realized gain on policies sold [1]	17.7%	—%	17.7%	NM
Number of external counter parties that purchased policies	—	—	—	NM
Total lifetime realized gains, net of lifetime premiums paid	$167,330	$—	$167,330	NM
Total lifetime realized gains from maturities, net of lifetime premiums paid	$—	$—	$—	NM

[1] - The weighted average realized gain percentage on policies sold is not annualized and can vary materially from an annualized return depending on the holding period. Two transactions with the same realized gain percentage may reflect materially different annualized returns due to differences in time held.

Note: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs of sold life insurance policies

. Sales to related parties resulted in average realized gains of 17.7% (ranging from 4% to 31%) during the six months ended June 30, 2026. There were no sales to external parties during the three months ended June 30, 2026. There were no sales of policies valued using the investment method for the three months ended June 30, 2025. Refer to Note 19, Related-Party Transactions for additional information.

	Six Months Ended June 30,
	2026	2025	Change	% Change
Investment Method:
Policies bought	—	—	—	NM
Policies sold	3	—	3	NM
Policies sold to related parties	3	—	3	NM
Policies matured	—	—	—	NM
Weighted average realized gain on policies sold [1]	17.7%	—%	17.7%	NM
Number of external counter parties that purchased policies	—	—	—	NM
Total lifetime realized gains, net of lifetime premiums paid	$167,330	$—	$167,330	NM
Total lifetime realized gains from maturities, net of lifetime premiums paid	$—	$—	$—	NM
[1] - The weighted average realized gain percentage on policies sold is not annualized and can vary materially from an annualized return depending on the holding period. Two transactions with the same realized gain percentage may reflect materially different annualized returns due to differences in time held.

Note: Realized gains represent the difference between the sale price of life insurance policies or the net death benefit of matured life insurance policies, net of the original cost of the corresponding life settlement policy plus related lifetime continuing costs (e.g., premium costs) (together all costs associated with life insurance policies are “Lifetime Carrying Costs”). The average realized gain on policies sold represents realized gains as a percentage of related Lifetime Carrying Costs of sold life insurance policies. Sales to related parties resulted in average realized gains of 17.7% (ranging from 4% to 31%) during the six months ended June 30, 2026. There were no sales to external parties during the six months ended June 30, 2026. There were no sales of policies valued using the investment method for the six months ended June 30, 2025. Refer to Note 19, Related-Party Transactions for additional information.

Information regarding originations revenue, management fees, and servicing revenue is as follows:

	Three Months Ended June 30,
	2026	2025	Change	% Change
Average management fee on Longevity Funds	1.05%	1.45%	(0.40)%	(27.6)%
Average management fee on ETF Funds	0.45%	0.81%	(0.36)%	(44.4)%
Number of policy originations to external parties	44	30	14	46.7%
Number of policy originations to subsidiaries eliminated in consolidation [2]	138	161	(23)	(14.3)%

	Six Months Ended June 30,
	2026	2025	Change	% Change
Assets under management (external fee paying)	$3,154,219,813	$2,865,633,717	$288,586,096	10.1%
Average management fee on Longevity Funds	1.17%	1.47%	(0.30)%	(20.4)%
Average management fee on ETF Funds	0.48%	0.59%	(0.11)%	(18.6)%
Number of policies serviced [1]	3,807	3,101	706	22.8%
Face value of policies serviced [1]	$7,909,948,500	$7,383,844,908	$526,103,592	7.1%
Total invested dollars [1]	$3,426,590,895	$2,931,575,304	$495,015,591	16.9%
Number of policies serviced, related party	2,837	2,110	727	34.5%
Face value of policies serviced, related party	$6,084,231,867	$5,061,822,707	$1,022,409,160	20.2%
Total invested dollars, related party	$2,670,064,157	$2,166,497,801	$503,566,356	23.2%
Number of policy originations to external parties	78	61	17	27.9%
Number of policy originations to subsidiaries eliminated in consolidation [2]	259	312	(53)	(17.0)%
[1] For the six months ended June 30, 2026, LMA and LMA subsidiaries comprised 600 of the policies serviced, $664,310,843 face value of the policies serviced, and $312,846,859 of the total invested dollars. For the six months ended June 30, 2025, LMA and LMA subsidiaries comprised 627 of the policies serviced, $1,027,006,147 face value of the policies serviced, and $292,823,428 of the total invested dollars. All servicing revenues related to LMA or LMA subsidiaries are eliminated in consolidation. Total invested dollars represent the acquisition cost plus premiums paid for serviced policies and is used to determine servicing fees.
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
Liquidity and Capital Resources
Sources of Liquidity - The Company finances its operations through cash generated from operating activities and net proceeds from debt or equity financings. The Company’s principal source of liquidity is cash and cash equivalents, which totaled $23,388,190 and $38,112,332 as of June 30, 2026 and December 31, 2025, respectively.

Material Cash Obligations and Maturities - The Company's outstanding long-term debt and the related interest rates, maturity dates, and scheduled maturities are presented in Note 14, Long-Term Debt to the Interim Financial Statements. The Company has a material near-term debt maturity in 2027, when the secured borrowing of LMA Income Series II, LP matures on June 30, 2027. The Company expects to satisfy this obligation through the cash flows generated by the LMA Income Series II, LP collateral pool and intends to evaluate refinancing alternatives in advance of the maturity date. The Company also has material long-term debt maturities in 2028, when the Sponsor PIK Note and the Fixed Rate Senior Unsecured Notes mature. The Company evaluates refinancing and capital allocation alternatives on an ongoing basis. The Company's ability to refinance or repay its outstanding indebtedness depends on a number of factors, including general capital markets conditions, the Company's results of operations and financial position, and the level of interest rates at the time of any refinancing.

Financial Covenants - The SSCF requires the Company to maintain financial maintenance covenants, as described in Note 14, Long-Term Debt. The Company monitors covenant headroom each quarter and does not currently expect non-compliance with any covenant in the foreseeable future.
Twelve-Month Sufficiency Assessment - Based on the Company's cash and cash equivalents on hand, expected cash flows from operating activities, and other available sources of liquidity, the Company believes that its existing sources of liquidity will be sufficient to fund its operating, debt service, and capital requirements for the twelve-month period following the filing date of the Interim Financial Statements.
Cash Flows from our Operations
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30, 2026
	2026	2025	Change
Net cash provided by operating activities	$130,946,310	$14,511,602	$116,434,708
Net cash used in investing activities	(41,723,685)	(13,743,342)	(27,980,343)
Net cash used in financing activities	(103,946,767)	(57,875,671)	(46,071,096)
Net change in cash and cash equivalents	$(14,724,142)	$(57,107,411)	$42,383,269
Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $130,946,310 compared to $14,511,602 for the six months ended June 30, 2025. The increase of $116,434,708 in net cash provided from operating activities was primarily due to an increase in net life policy settlement sales by $42,667,696, a decrease in the fair value of held life policy settlements of $59,836,371, and increase in the related party payable of $21,473,912.
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $41,723,685 compared to $13,743,342 for the six months ended June 30, 2025. The increase of $27,980,343 in net cash used in investing activities was primarily related to an increase of $35,689,750 for purchases of investments that did not occur in the prior comparable period.
Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities was $103,946,767 compared to $57,875,671 for the six months ended June 30, 2025. The increase of $46,071,096 in net cash used by financing activities is primarily due to an increase in debt repayments of $31,626,141 and a decrease in proceeds from issued debt of $23,739,866, offset by a decrease in share repurchases of $10,692,408.
Contractual Obligations and Commitments
Refer to Note 12, Commitments and Contingencies, Note 14, Long-Term Debt, Note 20, Leases, to the Interim Financial Statements for additional information regarding the Company’s material commitments and contingencies, outstanding debt and related maturity dates, and lease obligations, respectively.
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
The Company adopted the Historical Return Method to determine the fair value of life settlement policies as a change in valuation technique resulting in a measurement that is equally or more representative of fair value. This change is accounted for prospectively as a change in accounting estimate. Refer to Note 13, Fair Value Measurements, for our current period change in valuation technique.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three and six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director and Executive Officer Trading

A portion of our directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to their Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company’s Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

On June 1, 2026, Jay Jackson, Chairman and Chief Executive Officer, and William McCauley, Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 sell-to-cover instruction plan that provides for the sale of shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of shares of restricted stock held by Messrs. Jackson and McCauley as of the date of the adoption of the Plan. The total number of shares of common stock that may be sold pursuant to the sell-to-cover instruction plan is not determinable as it will depend on the number of shares that vest and the applicable tax withholding requirements. The sell-to-cover instruction plan will remain in place for twelve months from the date of adoption unless earlier terminated. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
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
10.20
First Amendment to Credit Agreement, dated June 29, 2026, by and among Abacus Global Management, Inc. as the Borrower, GLAS USA LLC, as the Administrative Agent, GLAS AMERICAS LLC, as the Collateral Agent and the Lenders from time to time party thereto, incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on July 2, 2026.

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

Date: August 10, 2026

By:	/s/ Jay Jackson
Jay Jackson
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026

By:	/s/ William McCauley
William McCauley
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: August 10, 2026

By:	/s/ Alexei Solomon
Alexei Solomon
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)